Form 10-K
period 2022-12-31
LION COPPER & GOLD CORP.
filed 2023-03-31
CIK 1339688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

000-55139

(Commission File Number)

Lion Copper and Gold Corp.

(Exact Name of Registrant as specified in its charter)

British Columbia, Canada	98-1664106
(State or other Jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

c/o #1200 - 750 West Pender Street Vancouver, British Columbia	V6C 2T8
(Address of Principal Executive Offices)	(Zip Code)

Registrant's Telephone Number, including area code: (917) 371-2966

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Shares without par value

 (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer" "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☒
Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $ 16,030,950 as at June 30, 2022.

Indicate the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 309,567,975 common shares as at March 9, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K, which Proxy Statement is to be filed within 120 days after the end of the registrant's fiscal year ended December 31, 2022.

PART I

"Company," "Lion CG," "we," "us," "our" and similar words of similar meaning refer to Lion Copper and Gold Corp.

Note about Forward-Looking Statements

This annual report of Lion CG contains forward-looking statements within the meaning of applicable United States and Canadian securities legislations ("Forward-Looking Statements"). Forward-Looking Statements reflect the expectations of management and consist of statements that are not only historical fact but also relate to predictions, expectations, belief, plans, projections, objectives, assumptions, future events, or future performance. Forward-Looking Statements may be identified by such terms as "believes", "anticipates", "expects", "estimates", "may", "could", "would", "will", "plan" or similar words. Although the Company believes that such information is reasonable, it can give no assurance that such expectations will prove to be correct. The Company cautions investors that any Forward-Looking Statements provided by the Company is not a guarantee of future results or performance, and that actual results may differ materially from those in Forward-Looking Statements as a result of various estimates, risks, and uncertainties. Readers should not place undue reliance on Forward-Looking Statements. Forward-Looking Statements in this annual report and in documents incorporated by reference herein include, but are not limited to, statements with regard to:

• planned exploration activity including both expected drilling and geological and geophysical related activities;

• future foreign exchange rates;

• future sources of liquidity, cash flows and their uses;

• realization of anticipated benefits of acquisitions and dispositions;

• expected levels of operating costs, general and administrative costs, costs of services and others; and

• treatment under government regulation and taxation regimes.

Forward-Looking Statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the Forward-Looking Statements, including, without limitation:

• risks related to exploration and development of natural resource properties;

• the uncertain nature of estimating mineral resources and mineral reserves;

• uncertainty in the Company's ability to obtain funding;

• copper price fluctuations;

• recent market events and conditions;

• risks related to governmental regulations;

• risks related to the Company's business being subject to environmental laws and regulations;

• risks related to the Company's inability to meet its financial obligations under agreements to which it is a party; and

• risks related to the Company's ability to recruit and retain qualified personnel.

These Forward-Looking Statements are based on the beliefs of our management as well as on assumptions made by and information currently available to us at the time such statements were made. We undertake no obligation to update forward-looking statements should circumstances or estimates or opinions change.

DIFFERENCES IN UNITED STATES AND CANADIAN REPORTING PRACTICES

Financial Information

All financial information in this annual report for the year ended December 31, 2022 has been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") and thus our current financial statements will not be comparable to prior year financial statements of the Company prepared in accordance with International Financial Reporting Standards ("IFRS"), as issued by International Accounting Standards Board ("IASB"). Comparative figures, which were previously presented in accordance with IFRS as issued by the ISAB have been adjusted as necessary to be compliant with the Company's policies under U.S. GAAP

Resource and Reserve Estimates

The SEC has adopted final rules, that become effective on February 25, 2019, to replace SEC Industry Guide 7 with new mining disclosure rules in Regulation S-K Subpart 1300 under the U.S. Securities Act ("S-K 1300). The new rules replace the historical property disclosure requirements included in SEC Industry Guide 7. As a result of the adoption of S-K 1300, the SEC now recognizes estimates of "measured mineral resources", "indicated mineral resources" and "inferred mineral resources". In addition, the SEC has amended its definitions of "proven mineral reserves" and "probable mineral reserves" to be substantially similar to international standards. The disclosure rules in S-K 1300 became mandatory for U.S. reporting companies beginning with the first fiscal year commencing on or after January 1, 2021.

EMERGING GROWTH COMPANY STATUS

The Company is an "emerging growth company" as defined in section 3(a) of the U.S. Securities Exchange Act of 1934 (as amended by the U.S. Jumpstart Our Business Startups Act (the "JOBS Act"), enacted on April 5, 2012), and the Company will continue to qualify as an "emerging growth company" until the earliest to occur of: (a) the last day of the fiscal year during which the Company has total annual gross revenues of $1,000,000,000 (as such amount is indexed for inflation every five years by the SEC) or more; (b) the last day of the fiscal year of the Company following the fifth anniversary of the date of the first sale of common equity securities of the Company pursuant to an effective registration statement under the U.S. Securities Act of 1933, as amended; (c) the date on which the Company has, during the previous three-year period, issued more than $1,000,000,000 in non-convertible debt; or (d) the date on which the Company is deemed to be a "large accelerated filer", as defined in Rule 12b-2 under the U.S. Securities Exchange Act of 1934, as amended. The Company expects that it will continue to qualify as an emerging growth company for the foreseeable future.

Glossary of Terms

Anomaly:	A geological feature distinguished by geological, geochemical or geophysical means, which is detectably different than the general surroundings and is sometimes of potential economic value.

Breccia:	Rock consisting of more or less angular fragments in a matrix of finer-grained material or cementing material.

Diamond drill:	A type of drill in which the cutting is done by abrasion using diamonds embedded in a matrix rather than by percussion. The drill cuts a core of rock which is recovered in long cylindrical sections.

Dilution:	Process whereby unwanted gangue or waste rock is mixed with ore during mining.

Fracture:	Breaks in a rock, usually due to intensive folding or faulting.

Gangue:	Term used to describe worthless minerals or rock waste mixed in with the valuable minerals.

Gouge:	The finely ground rock that results from the abrasion along a fault surface.

Grade:	The concentration of each ore metal in a rock sample, usually given as weight percent. Where extremely low concentrations are involved, the concentration may be given in grams per tonne (g/t) or ounces per ton (oz/t). The grade of an ore deposit is calculated, often using sophisticated statistical procedures, as an average of the grades of a very large number of samples collected from throughout the deposit.

Indicated Mineral Resource:	An Indicated Mineral Resource is that part of a Mineral Resource for which quantity, grade or quality, densities, shape and physical characteristics can be estimated with a level of confidence sufficient to allow the appropriate application of technical and economic parameters, to support mine planning and evaluation of the economic viability of the deposit. The estimate is based on detailed and reliable exploration and testing information gathered through appropriate techniques from locations such as out-crops, trenches, pits, workings and drill holes that are spaced closely enough for geological and grade continuity to be reasonably assumed.

Inferred Mineral Resource:	An Inferred Mineral Resource is that part of a Mineral Resource for which quantity and grade or quality can be estimated on the basis of geological evidence and limited sampling and reasonably assumed, but not verified, geological and grade continuity. The estimate is based on limited information and sampling gathered through appropriate techniques from locations such as outcrops, trenches, pits, workings and drill holes.

Lithology:	The physical characteristics of a rock or a rock formation.

Mafic:	A term used to describe ferromagnesian minerals. Rocks composed mainly of ferromagnesian minerals are correctly termed melanocratic.

Massive:	A term used to describe sulfide ores containing more than 50% volume of sulphide.

Measured Mineral Resource:	A Measured Mineral Resource is that part of a Mineral Resource for which quantity, grade or quality, densities, shape, physical characteristics are so well established that they can be estimated with confidence sufficient to allow the appropriate application of technical and economic parameters, to support production planning and evaluation of the economic viability of the deposit. The estimate is based on detailed and reliable exploration, sampling and testing information gathered through appropriate techniques from locations such as outcrops, trenches, pits, workings and drill holes that are spaced closely enough to confirm both geological and grade continuity.

Mineral Deposit or Mineralized Material:	A mineralized body which has been intersected by sufficient closely spaced drill holes and or underground sampling to support sufficient tonnage and average grade of metal(s) to warrant further exploration-development work. This deposit does not qualify as a commercially mineable ore body (Reserves), as prescribed under SEC standards, until a final and comprehensive economic, technical, and legal feasibility study based upon the test results is concluded.

Mineral Resource:	A Mineral Resource is a concentration or occurrence of natural, solid, inorganic or fossilized organic material in or on the earth's crust in such form and quantity and of such a grade or quality that it has reasonable prospects for economic extraction. The location, quantity, grade, geological characteristics and continuity of a Mineral Resource are known, estimated or interpreted from specific geological evidence and knowledge.

Mineral Reserve:	A Mineral Reserve is the economically mineable part of a Measured or Indicated Mineral Resource demonstrated by at least a Preliminary Feasibility Study. This Study must include adequate information on mining, processing, metallurgical, economic and other relevant factors that demonstrate, at the time of reporting, that economic extraction can be justified. A Mineral Reserve includes diluting materials and allowances for losses that may occur when the material is mined.

Mineralization:	Usually implies minerals of value occurring in rocks.

Ore:	A natural aggregate of one or more minerals which may be mined and sold at a profit, or from which some part may be profitably separated.

Probable Mineral Reserve:	A Probable Mineral Reserve is the economically mineable part of an Indicated, and in some circumstances a Measured, Mineral Resource, demonstrated by at least a Preliminary Feasibility Study. This study must include adequate information on mining, processing, metallurgical, economic, and other relevant factors that demonstrate, at the time of reporting, that economic extraction can be justified.

Proven Mineral Reserve:	A Proven Mineral Reserve is the economically mineable part of a Measured Mineral Resource demonstrated by at least a Preliminary Feasibility Study. This study must include adequate information on mining, processing, metallurgical, economic, and other relevant factors that demonstrate, at the time of reporting, that economic extraction is justified.

Reserve(s):	A natural aggregate of one or more minerals which, at a specified time and place, may be mined and sold at a profit, or from which some part may be profitably separated.

Reverse circulation drill:	A rotary percussion drill in which the drilling mud and cuttings return to the surface through the drill pipe.

Tailings:	Material rejected from a mill after recoverable valuable minerals have been extracted.

GLOSSARY OF ABBREVIATIONS

Ac-ft:	Acre feet
Ag:	Silver
Ag g/t:	Silver grade measured in grams per metric tonne
Au:	Gold
Au g/t:	Gold grade measured in grams per metric tonne
Cu:	Copper
g/t or gpt:	grams per tonne
IP:	Induced Polarization geophysical survey
NI 43-101:	Canadian National Instrument 43-101 - Standards of Disclosure for Mineral Projects
NSR:	Net smelter return royalty
Oz:	Troy ounce
oz/t or opt:	Ounces per ton.
PEA:	Preliminary Economic Assessment
ppb:	Parts per billion
ppm:	Parts per million
RC:	Reverse Circulation
TCu:	Total Copper

CONVERSION TABLES

Conversion Table
Imperial			Metric

1 Acre	=	0.404686	Hectares
1 Foot	=	0.304800	Metres
1 Mile	=	1.609344	Kilometres
1 Ton	=	0.907185	Tonnes
1 Ounce (troy)/ton	=	34.285700	Grams/Tonne

Precious metal units and conversion factors

ppb	- Part per billion	1	ppb	=	0.0010	ppm	=	0.000030	oz/t
ppm	- Part per million	100	ppb	=	0.1000	ppm	=	0.002920	oz/t
oz	- Ounce (troy)	10,000	ppb	=	10.0000	ppm	=	0.291670	oz/t

oz/t	- Ounce per ton (avdp.)	1	ppm	=	1.0000	ug/g	=	1.000000	g/tonne
g	- Gram
g/tonne	- gram per metric ton	1	oz/t	=	34.2857	ppm
mg	- milligram	1	Carat	=	41.6660	mg/g
kg	- kilogram	1	ton (avdp.)	=	907.1848	kg
ug	- microgram	1	oz (troy)	=	31.1035	g

ITEM 1.  BUSINESS

General

Lion CG was incorporated under the Company Act (British Columbia) on May 11, 1993, originally under the name Acquaterre Mineral Development Ltd. On November 30, 1993, the Company changed its name to Aquaterre Mineral Development Ltd. and became Quaterra Resources Inc. on November 13, 1997. On November 22, 2021, the Company changed of its name from Quaterra Resources Inc. to Lion Copper and Gold Corp.

The Company's common shares are listed on the TSX Venture Exchange ("TSXV") under the symbol "LEO" and trade on the OTCQB Market under the symbol "LCGMF". Additional information about Lion CG, including the Company's press releases, quarterly and annual reports, is available through the Company's filings with the securities regulatory authorities in Canada at www.sedar.com or the United States Securities Exchange Commission at www.sec.gov/edgar.

Lion CG's domicile is British Columbia, Canada and the Company operates under the Business Corporations Act (British Columbia).

The Company's registered and records offices are located at Suite 1200 - 750 West Pender Street, Vancouver, British Columbia, Canada, V6C 2T8. The Company's head office is located at 143 South Nevada Street Yerington, NV 89447. The Company's website is www.lioncg.com.

Since our incorporation, substantially all of our capital has been deployed to the development of our exploration stage business. We have not undertaken any material mergers or acquisitions other than in the ordinary course of business. There have been no public takeover offers by third parties with respect to our shares and we have made no public takeover offers with respect to another company's shares.

Intercorporate Relationships

The chart below illustrates our corporate structure on December 31, 2022, including our subsidiaries, the jurisdictions of incorporation, and the percentage of voting securities held.

Lion Copper and Gold Corp.
(Canada)
Quaterra Alaska Inc.[1]
(USA)
Singatse Peak Services LLC
(USA)
MacArthur Project
Bear Deposit
Yerington Deposit
Wassuk Property
Blue Copper Resources Corp.[2] (USA)
Groundhog Copper Prospect
Butte Valley Royalty
Interest in the Nieves Project
Six Mile Mining Company [4]
(Dissolved March 30, 2022)
Blue Copper LLC [3]
(USA)
Blue Copper Prospect
Arnold, Snowbird & Montana

Note 1:	Quaterra Alaska, Inc. is 100% owned by Lion Copper and Gold Corp. On April 5, 2022, the Company completed the assignment of the two option agreements for the Butte Valley Property to Falcon Butte Minerals Corp (formerly: 1301666 B.C. Ltd.) ("Falcon Butte"), a private British Columbia company established to acquire mineral resource properties.
Note 2:	On December 13, 2022, Quaterra Alaska Inc., assigned and transferred 100% of its outstanding interest in Blue Copper LLC, which holds the Groundhog property, the Butte Valley Royalty, and an interest in the Nieves project, to Blue Copper Resources Corp. As consideration, on the date of transfer of assets to Blue Copper Resources Corp, Quaterra Alaska was issued 57,513,764 common shares of Blue Copper Resources Corp which represented 79.3% of all issued and outstanding shares at December 13, 2022 and December 31, 2022.
Note 3:	On October 4, 2021, Blue Copper LLC was incorporated in the state of Montana, USA. Blue Copper LLC acquired and staked a district scale exploration and resource discovery opportunity (the "Blue Copper Prospect"), comprising more than 7,430 acres in Powell County and Lewis & Clark County in Montana, USA.

Note 4:	On March 30, 2022, Six Mile Mining Company, a 100% wholly owned subsidiary of the Company, was dissolved and its assets were transferred to Quaterra Alaska Inc. which is a 100% wholly owned subsidiary of the Company.

Business Operations

Company Summary

The Company is a mineral exploration company engaged in the acquisition, exploration and development of copper projects currently in Nevada, Alaska and Montana in the United States and British Columbia, Canada. The amounts shown as mineral properties represent acquisition costs incurred to date, less amounts recovered and/or written off, and do not necessarily represent present or future values. The underlying value of mineral properties and related capitalized costs are dependent on the existence of economically recoverable reserves, securing and maintaining title and beneficial interest in the properties, and obtaining necessary financing.

The Company is an exploration stage issuer as defined in S-K 1300. Under S-K 1300, a mining company can be classified as an exploration stage issuer, a development stage issuer, or a production stage issuer. To be classified as a development stage issuer or production stage issuer, a company must have established mineral reserves, and the Company has not established mineral reserves as defined in S-K 1300.

Environment

We are committed to an approach we call "Conservation by Design," applying best practices, sound science, and state-of-the-art technology to the design and operation of our mining projects for minimal emissions and water conservation.

Social

We are committed to creating opportunities and value for the communities in which we work by engaging with them early and often in the mining process.

Financing

The Company ensures that sufficient funds are raised from equity offerings or debt financings to meet its operating requirements, after considering existing cash and expected exercise of stock options and share purchase warrants. During the year ended December 31, 2022 the Company raised $2 million from private placements.

For more information about our business, please refer to "ITEM 2.  PROPERTIES" below.

Competitive Conditions

The Company competes with other mining companies in the recruitment and retention of qualified managerial and technical employees, for supplies and equipment, as well as for capital. As a result of this competition in the mining industry, some of which is with large established mining companies holding substantial capabilities and with greater financial and technical resources than ours, we may be unable to effectively develop and operate mines or obtain financing on terms we consider acceptable.

Governmental Regulations and Environmental Laws

Our current and planned operations are subject to local, provincial, state and federal environmental laws and regulations. Those laws and regulations provide strict standards for compliance, and potentially significant fines and penalties for non-compliance. These laws address emissions, waste discharge requirements, management of hazardous substances, protection of endangered species and reclamation of lands disturbed by mining. Compliance with environmental laws and regulations requires significant time and expense, and future changes to these laws and regulations may cause material changes or delays in the development of mines or our future activities on site.

Employees

As at January 1, 2023, we have eight full and part time employees and approximately twenty individuals working on a consulting basis. Our operations are managed by our officers with input from our directors. We engage geological, metallurgical, and engineering consultants from time to time as required to assist in evaluating our property interests and recommending and conducting work programs.

ITEM 1A.  RISK FACTORS

In addition to the factors discussed elsewhere in this Form 10-K, the following are certain material risks and uncertainties that are specific to our industry and properties that could materially adversely affect our business, financial condition and results of operations.

The Company's securities should be considered a highly speculative investment and investors should carefully consider all of the information disclosed in the Company's Canadian and U.S. regulatory filings prior to making an investment in the Company.

Resource exploration and development is a speculative business, characterized by a number of significant risks including, among other things, unprofitable efforts resulting not only from the failure to discover mineral deposits but also from finding mineral deposits, which, though present, are insufficient in quantity and/or quality to return a profit from production. Without limiting the foregoing, the following risk factors should be given special consideration when evaluating an investment in the Company's securities. Additional risks not currently known to the Company, or that the Company currently deems immaterial, may also impair the Company's operations.

The Company may require additional funding to complete further exploration programs.

The Company does not generate operating revenue and must finance exploration activity by other means, such as selling assets, raising funds through optioning certain property interests, and the issuance of debt and/or equity. The Company cannot provide any assurance that additional funding will be available for further exploration of the Company's projects or to fulfill anticipated obligations under existing property agreements.

Failure to obtain necessary financing could result in delay or postponement of further exploration and development, and the property interests of the Company with the possible dilution or loss of such interests. Further, financing will depend upon the success of exploration programs and general market conditions for natural resources.

Risks related to the Rio Tinto option agreement

There is no guarantee that Rio Tinto (defined below) will proceed with its option to earn-in a 65% interest in the Company's Mason Valley projects. There is no guarantee the Company will secure the funding required to meet its obligations under the Rio Tinto option agreement and to not have its interest diluted in its Mason Valley properties. There is no guarantee that the exploration results on the Mason Valley properties will support further exploration or extraction.

The Company has a history of losses and anticipates incurring losses for the foreseeable future.

The Company has had a history of losses. None of the Company's properties are currently in production, and there is no certainty that the Company will succeed in placing any of its properties into production in the near future, if at all.

Lion CG anticipates continued losses for the foreseeable future until one or more of the properties enters into commercial production and generates sufficient revenues to fund the Company's continuing operations.

Future equity transactions could cause dilution of present and prospective shareholders.

Historically, the Company has financed operations through the sale of equity securities including convertible debt being converted into equity securities or through the sale of its mineral interests. The Company may issue additional equity securities in order to finance future operations and development efforts. The Company cannot predict the size and terms of future issuances of equity securities or debt instruments. Any transaction involving the issue of equity securities or securities convertible into common shares, could result in dilution, possibly substantial, to present and prospective security holders. Similarly, the Company cannot predict the value of any asset sale nor its effect on the market price of its common shares.

The Company's exploration programs may not result in a commercial mining operation.

Mineral exploration involves significant risk because few properties that are explored contain bodies of ore that would be commercially economic to develop into producing mines. Lion CG's mineral properties are without a known body of commercial ore and the proposed programs are an exploratory search for ore. The Company cannot provide any assurance that current exploration programs will result in any commercial mining operation. If the exploration programs do not result in the discovery of commercial ore, the Company will be required to acquire additional properties and write-off all investments in existing properties.

The Company does not have Proven Mineral Reserves or Probable Mineral Reserves.

The Company has not established the presence of any Proven Mineral Reserves or Probable Mineral Reserves (as such terms are defined in S-K 1300 or NI 43-101) at any of Lion CG's mineral properties. The Company cannot provide any assurance that future feasibility studies will establish Proven Mineral Reserves or Probable Mineral Reserves at Lion CG's properties. The failure to establish Proven Mineral Reserves or Probable Mineral Reserves could restrict the Company's ability to successfully implement its strategies for long-term growth.

Mineral resource estimates are subject to updates which may differ from prior estimates and adversely affect the value of the Company's properties.

The estimating of mineralization is a subjective process, and the accuracy of estimates is a function of the quantity and quality of available data, the accuracy of statistical computations, and the assumptions used, and judgments made in interpreting engineering and geological information. There is significant uncertainty in these Mineral Resource estimates, and the actual deposits encountered and the economic viability of mining a deposit may differ significantly from our estimates. From time to time, Lion CG obtains updated resource estimates and technical reports related to the Company's mineral properties.

The Company's future business and financial condition are dependent upon resource prices.

Resource prices have fluctuated widely, particularly in recent years, and are affected by numerous factors beyond the Company's control. These include international economic and political trends, inflation, currency exchange fluctuations, interest rates, global or regional consumption patterns, speculative activities and increased production due to new and improved extraction and production methods. These factors may negatively affect the marketability of any ore or minerals discovered at, and extracted from, Lion CG's properties. If, because of a sustained decline in prices, financing was not available to meet cash operating costs, the feasibility of continuing operations would be evaluated and if warranted, would be discontinued.

The Company's common share price has been and may continue to be subject to volatility.

U.S. and Canadian securities markets in recent years have experienced high levels of price and volume volatility, and the market price of securities of many companies have experienced wide fluctuations in price which have not necessarily been related to the operating performance for underlying assets values or prospects of such companies. Factors unrelated to Lion CG's financial performance or prospects include macroeconomic developments in North America and globally, and market perceptions of the attractiveness of particular industries. The Company's share price, financial condition, and results of operations are all also likely to be significantly affected by short-term changes in copper prices. Continual fluctuations in metal prices may occur. As a result of any of these factors, the market price of the Company's shares at any given point in time may be subject to wide swings unrelated to any direct action by Lion CG's operations.

Some of the Company's directors and officers may have conflicts of interest due to their involvement with other natural resource companies.

Some of the Company's directors and officers may also be directors or officers of other natural resource or mining-related companies and these associations may give rise to conflicts of interest from time to time. As a result of these conflicts of interest, Lion CG may miss the opportunity to participate in certain transactions, which may have a material, adverse effect on the Company's financial position.

The Company may experience difficulty attracting and retaining qualified management to grow Lion CG's business.

The Company is dependent on the services of key executives including the Chief Executive Officer, President and Chief Financial Officer and other highly skilled and experienced executives and personnel focused on advancing corporate objectives as well as the identification of new opportunities for growth and funding. Due to the Company's relatively small size, the loss of these persons or Lion CG's inability to attract and retain additional highly skilled employees required for activities may have a material adverse effect on the Company's business and financial condition.

The Company may be limited in its ability to manage growth.

Should the Company be successful in its efforts to develop mineral properties or to raise capital for such development or for the development of other mining ventures, it may experience significant growth in operations. Any expansion of the Company's business would place demands on management, operational capacity, and financial resources. The Company anticipates that it will need to recruit qualified personnel in all areas of operations. There can be no assurance that Lion CG will be effective in retaining current personnel or attracting and retaining additional qualified personnel, expanding operational capacity or otherwise managing growth. The failure to manage growth effectively could have a material adverse effect on the Company's business, financial condition and results of operations.

Environmental and other regulatory requirements may limit the Company's operations and increase expenses.

The Company's operations are subject to environmental regulations promulgated by U.S. government agencies. Claims and current and future operations will be governed by laws and regulations governing mineral concession acquisition, prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety and other matters. Companies such as ours that engage in exploration activities often experience increased costs and delays in schedules as a result of the need to comply with applicable laws, regulations and permits. Issuance of permits for Lion CG's exploration activities is subject to the discretion of government authorities, and the Company may be unable to obtain or maintain such permits. Permits required for future exploration or development may not be obtainable on reasonable terms or on a timely basis. Existing and possible future laws, regulations and permits governing operations and activities of exploration companies, or more stringent implementation thereof, could have a material adverse impact and cause increases in capital expenditures or require abandonment or delays in exploration.

Operating hazards associated with mining may expose the Company to liability.

Mining operations generally involve a high degree of risk, including hazards such as fire, explosion, floods, structural collapses, industry accidents, unusual or unexpected geological conditions, power outages, cave-ins, inclement weather, and mechanical equipment failure in the Company's operations. These and others may result in work stoppages, damage to or destruction of mines and other producing facilities, damage to or loss of life and property, environmental damage and possible legal liability for any or all damage or loss.

Safety measures implemented by the Company may not be able to obtain insurance to cover these risks at economically feasible premiums or at all. Insurance against certain environmental risks is not generally available to the Company or to other companies within the mining industry.

The Company's properties may be subject to uncertain title.

The acquisition of title to resource properties or interest therein is a very detailed and time-consuming process. Title to and the area of resource concessions may be disputed. The Company has investigated title to all of its mineral properties and, to the best of the Company's knowledge, title to all of Lion CG's properties are in good standing.

The properties may be subject to prior, and in some cases, not fully ascertainable unregistered agreements or transfers, and title may be affected by undetected defects. Title may be based upon interpretation of a country's laws, which may be ambiguous, inconsistently applied and subject to reinterpretation or change.

Enforcement of judgments or bringing actions outside the United States against the Company and its directors and officers may be difficult.

Lion CG is organized under the laws of, and headquartered in British Columbia, Canada, and several of the Company's directors and officers are citizens or residents of the U.S. As a result, it may be difficult or impossible for one to (a) enforce in courts outside the U.S. judgments against the Company and a majority of Lion CG's directors and officers, obtained in U.S. courts based upon the civil liability provisions of U.S. federal securities laws or (b) bring in courts outside the U.S. an original action against the Company and its directors and officers to enforce liabilities based upon such U.S. securities laws.

Climate change-related risks may have a negative impact on the Company's operations, financial position and market performance.

Many governments and regulatory bodies have introduced or are contemplating regulatory changes in response to the potential impacts of climate change. These changes may create more stringent regulatory obligations, which may result in increased costs for the Company's operations. Further, these changes could also lead to new and/or more extensive monitoring and reporting requirements.

In addition, the physical risks of the physical climate change, including temperature and precipitation shifts and more frequent and severe extreme weather events, may affect the stability and effectiveness of infrastructure and equipment, environmental protection and site closure practices, and the availability of transportation routes. Climate change may also impact the stability and cost of water and energy supplies.

[Remaining page is intentionally left blank]

ITEM 2.  PROPERTIES

Yerington Copper Projects - Nevada

Lion CG's Mason Valley Projects - located in the historic Yerington Copper District, about 70 miles southeast of Reno, Nevada, consist of the MacArthur oxide and sulfide resources, the Yerington pit oxide and sulfide resources previously mined by the Anaconda Mining Company; the Bear porphyry copper deposit; and the Wassuk property. These assets include a number of untested exploration targets. Lion CG's 51-square-mile land package is situated in a mining-friendly jurisdiction with a history of copper production and good infrastructure.

The location of the Company's Mason Valley copper projects is provided on the following map.

Lion CG Property Map showing Mason Valley copper projects

The Yerington deposit refers to the former Anaconda mine site, a large partially mined porphyry copper system that includes the Yerington mine and a portion of the Bear copper deposits. The Anaconda Company conducted open pit mining from 1953 to 1978, producing 1.75 billion pounds of copper from first oxide, and later, sulfide ores. The Atlantic Richfield Company bought the Anaconda Company in 1977 and terminated mining at the site shortly thereafter.

Acquisition and Staking of Claims

The Yerington Mine property totals approximately 11 square miles. The project mineral rights consist of 2,768 acres of fee simple mineral properties and patented mining claims as well as 208 unpatented lode and placer claims totaling 4,300 acres on lands administered by the BLM.

On May 1, 2007, Singatse Peak Services, LLC ("SPS"). received approval from the bankruptcy court for the acquisition of certain assets of Arimetco Inc. ("Arimetco") in the Yerington Mining District, subject to completion of due diligence. The purchase price comprised $500,000 cash, 250,000 of the Company's common shares and a 2% net smelter return royalty capped at $7.5 million dollars on production from any claims owned by the Company in the Yerington Pit and MacArthur Deposit mine areas.

SPS purchased the Yerington Mine properties along with the appurtenant ground water rights from the Arimetco bankruptcy court in April 2011. This included private land, patented claims, and 23 unpatented mining claims related to the Yerington Mine. The acquisition followed three years of due-diligence studies and negotiations with state and federal agencies and the receipt of Bona Fide Prospective Purchaser ("BFPP") letters from the U.S. Environmental Protection Agency ("EPA"), the Nevada Division of Environmental Protection ("NDEP") and the US Bureau of Land Management ("BLM") to protect SPS from liability emanating from activities of the former mine owners and operations.

SPS owns approximately 6,014 ac-ft of primary ground water rights with various priority dates. In addition to these primary ground water rights, SPS also has decree, supplemental and storage water rights associated with options it holds on to private land over the Bear deposit.

Private properties related to the Arimetco acquisition are located in Township 13 North, Range 25 East in Sections 4, 5, 8, 9, 16, 17, and 21, and patented claims are located within Township 13 North, Range 25 East in Sections 16, 17, 19-21, 31-33 and in Township 13 North, Range 24 East in Sections 22-27 and 36. An additional 441 unpatented claims in Sections 1, 2, 11-13, 23-26, 35, and 36 Township 13 North, Range 24 East and in Sections 4-9, 16-21, 28, and 30 Township 13 North, Range 25 East, and in Sections 1, 2 Township 12 North, Range 24 East Mount Diablo Base & Meridian were staked prior to or subsequent to the acquisition by SPS.

Expenditures to Date

Acquisition and exploration costs incurred as of December 31, 2022 were $5.2 million (2021 - $3.8 million) net of recovery from water rights sales and option payments made by Freeport Nevada.

Water Rights

Included in the asset purchase from the Arimetco bankruptcy court, the Company acquired approximately 8,700 ac-ft of primary ground water rights that are permitted for Mining and Milling. Since acquisition, the Company has filed annual Extensions of Time to Prevent Forfeiture ("EOTs") with the Nevada Division of Water Resources ("NDWR") to keep the water rights in good standing.

Between March 2019 and July 2020, the company sold 2,614.3 ac-ft of primary ground water rights under three separate transactions. The combined sale price for the three sales was $7.9 million. Following the sale of these water rights, the Company retained approximately 6,014.5 ac-ft of primary water rights, although certain of these remaining water rights are subject to a forfeiture notice from the State, as discussed below. The Company also controls decree, supplemental and storage water rights associated under the terms of various option agreements it holds to private lands associated with the Bear deposit.

On February 24, 2021, the Company announced a fourth purchase and sale agreement to sell certain primary groundwater rights to Desert Pearl Farms LLC ("Desert Pearl"), a Yerington-based company involved in agriculture, for $2,910,000 (the "Purchase and Sale Agreement"). In early March, 2021, the Company filed an application with the NDWR to change the manner of use of the water rights from Mining and Milling to Irrigation, and their place of use to certain agricultural wells in Mason Valley ("Change Application"). The Change Application was subsequently withdrawn on October 17, 2022.

Under the terms of the Purchase and Sale Agreement, Desert Pearl made a $1,000,000 initial payment to the Company on March 5, 2021. On May 26, 2022, the Company announced it had reached an amicable agreement with Desert Pearl to terminate the contract on the sale of the Company's water rights. As a consequence of the termination, the Company recovered the water permit designated for mining and milling use. The $1,000,000 deposit has been returned to Desert Pearl. This water permit is currently subject to court proceedings and settlement discussions between the Company and the State of Nevada, as discussed in the following paragraph.

On July 23, 2021, the Company received a notice (the "Forfeiture Notice") from the State of Nevada that three water rights permits had been forfeited and that the application for an extension of time to prevent forfeiture of a fourth certificate was denied. The permits affected are components of the Purchase and Sale Agreement. On August 20, 2021, the Company filed a Petition for Judicial Review of the Forfeiture Notice and has retained legal counsel to vigorously undertake the appeal process. SPS subsequently filed and was granted a Stay of the Forfeiture Notice on September 15, 2021. SPS filed its Opening Brief on March 28, 2022. The State Engineer filed its Answering Brief on July 8, 2022. SPS filed its Reply Brief on August 25, 2022. A hearing regarding the status of the forfeiture appeal was held in the Third Judicial Court District in Lyon County on November 4, 2022. Since receipt of the Forfeiture Notice, SPS has been in contact with the State Engineer's office in an attempt to resolve the Forfeiture Notice

Option Agreement

On March 18, 2022, the Company entered into an option to earn-in agreement with Rio Tinto America Inc. ("Rio Tinto") to advance studies and exploration at Lion CG's copper assets in Mason Valley, Nevada. Under the agreement, Rio Tinto has the option to earn a 65% interest in the assets, comprising 34,494 acres of land, including the historic Yerington mine, MacArthur Project, Wassuk property, the Bear deposit and associated water rights. In addition, Rio Tinto will evaluate the potential commercial deployment of its NutonTM technologies at the site.

The option agreement sets out the following stages:

Stage 1:  Rio Tinto will pay up to $4 million for an exclusive earn-in option and agreed-upon Mason Valley study and evaluation works to be completed by the Company no later than December 31, 2022.

Stage 2:  Within 45 days of the completion of Stage 1, Rio Tinto will provide notice to the Company whether Rio Tinto elects to proceed with Stage 2, upon which Rio Tinto will pay up to $5 million for agreed-upon Mason Valley study and evaluation works to be completed by the Company within 12 months from the date that the parties agree upon the scope of Stage 2 work. Stages 1 and 2 may be accelerated at Rio Tinto's option.

Stage 3:  Within 60 days of the completion of Stage 2, Rio Tinto shall provide notice to the Company whether Rio Tinto will exercise its option and finance a feasibility study based on the results of the stage 1 and stage 2 work programs. Rio Tinto will fully finance the feasibility study and ancillary work completed the Company in amount not to exceed $50 million.

Upon completion of the feasibility study, Rio Tinto and the Company will decide whether to create an investment vehicle into which the mining assets will be transferred, with Rio Tinto holding not less than a 65% interest in the investment vehicle. If Rio Tinto elects to not create the investment vehicle, then the Company shall grant to Rio Tinto a 1.5% NSR on the mining assets. If Rio Tinto elects to create the investment vehicle but the Company elects not to create the investment vehicle, then, at Rio Tinto's option, the Company shall create the investment vehicle and Rio Tinto will purchase the Company's interest in the investment vehicle for fair market value.

Following the formation of the investment vehicle, any project financing costs incurred will be financed by Rio Tinto and the Company in proportion to their respective ownership interest in the investment vehicle. Rio Tinto may elect to finance up to $60 million of the Company's project financing costs in exchange for a 10% increase in Rio Tinto's ownership percentage. In addition, upon mutual agreement of Rio Tinto and the Company, Rio Tinto may finance an additional $40 million of the Company's project financing costs in exchange for an additional 5% increase in Rio Tinto's ownership percentage. If the Company's ownership percentage in the investment vehicle is diluted to 10% or less, then the Company's ownership interest will be converted into a 1% uncapped NSR.

On April 27, 2022, the TSX Venture Exchange approved the Company's option agreement with Rio Tinto.

On June 7, 2022, Rio Tinto approved the Stage 1 Work Program and provided $4,000,000 to the Company for an exclusive earn-in option and agreed-upon Mason Valley study and evaluation works, which has been completed as of December 31, 2022. During the year ended December 31, 2022, the Company incurred expenditures of $3,400,000 in connection with the work program.

On January 5, 2023, the Company and Rio Tinto completed the Stage 1 work program and reached a final agreement on the scope of the Stage 2 work program referenced in the option agreement with Rio Tinto. Rio Tinto provided Stage 2 funding of $5,000,000 and an immediate advance of $2,500,000 on part of the Stage 3 funding, for a total amount of $7,500,000 to the Company for Mason Valley project development, exploration efforts and other agreed-upon corporate purposes.

a. MacArthur Copper Project, Nevada

Acquisition and Staking of Mineral Claims

The MacArthur Deposit consists of 897 unpatented lode claims totaling approximately 18,533 acres on lands administered by the BLM. A significant number of the claims were held by means of a mineral lease with an option to purchase, executed with North Exploration LLC ("North Exploration") on August 27, 2005, and subsequently amended. The option was exercised and the final payment of $212,000 plus interest to North Exploration was made on February 10, 2015. Lion CG's purchase is subject to a 2% NSR, 1% of which may be purchased for $1,000,000, leaving a perpetual 1% NSR. The agreement is in good standing.

Expenditures to Date

Acquisition and exploration costs incurred by the Company for the MacArthur Deposit to December 31, 2022 were $22.6 million (2021 - $20.5 million).

Location, Access and Infrastructure

The MacArthur Deposit is located near the geographic center of Lyon County, Nevada, USA, along the northeastern flank of the Singatse Range approximately seven miles northwest of the town of Yerington, Nevada. The project is accessible from Yerington by approximately five miles of paved roads and two miles of maintained gravel road. A 100-foot-wide gravel haul road that accessed the MacArthur open pit copper mine during the 1990s leads 3.5 miles south to the Yerington Mine Site. Beyond the MacArthur Deposit pit area are several existing historic two-track dirt roads that provide access throughout the property. Topographic coverage is on US Geological Survey "Mason Butte" and "Lincoln Flat" 7.5' topographic quadrangles. The nearest major city is Reno, Nevada approximately 80 miles to the northwest. The following map provides information on the location of the MacArthur Deposit.

[Remaining page is intentionally left blank]

Geology

The MacArthur Project is located within the western Basin and Range Province in Nevada on the east side of the Sierra Nevada Mountains. Within the Basin and Range, north trending normal faults have down-dropped basins on either side of upland ranges. In a similar setting in western Nevada, the Singatse Range and Wassuk Range form the western and eastern boundaries, respectively, of the Mason Valley. The MacArthur Project, in the Yerington Mining District, is located in the west-central portion of Mason Valley along the eastern slopes of the Singatse Range.

The regional geology is displayed in Figure 7-1 (Proffett and Dilles, 1984). The oldest rocks in the Yerington area of Mason Valley consist of an approximate 4,000-foot-thick section of Late Triassic, intermediate and felsic metavolcanics and lesser sedimentary rocks, the McConnell Canyon Formation, associated with volcanic arc development along the North American continent during the Mesozoic.

This sequence is disconformably overlain by a series of Upper Triassic carbonates, clastic sediments, and volcaniclastics that are in turn overlain by the Norian (aka Mason Valley) Limestone, a massive limestone nearly 1,000 feet thick. During the Upper Triassic - Lower Jurassic, a section of limestones, clastic sediments, tuffs, and argillites, in part correlative with the Gardnerville Formation, were deposited. The Ludwig Limestone, containing gypsum, sandstone, and arkose, overlies the Gardnerville Formation.

Mesozoic plutonism, possibly related to the igneous activity that formed the Sierra Nevada Mountains, followed during the Middle Jurassic with emplacement of the Yerington batholith of granodiorite (field name) composition and the Bear quartz monzonite. Mesozoic plutonism, emplaced approximately 169 Ma (Proffett and Dilles, 1984), was closely followed by Middle Jurassic quartz monzonite porphyry dikes and dike swarms related to the Luhr Hill granite porphyry. Andesite and rhyolite dikes represent the final phase of Mesozoic igneous activity.

Mesozoic rocks were deeply eroded and then overlain by Mid-Tertiary tuffs and lesser sedimentary rocks. Coarser grained andesite dikes are tabbed as Tertiary. The entire package was subsequently faulted along north-trending, down-to-the-east dipping faults that resulted in extension and major westerly tilting.

The MacArthur Deposit is one of several copper deposits and occurrences hosted in or related to Middle Jurassic intrusive rocks within the Yerington Mining District, Lyon County, Nevada. The Yerington area is underlain by early Mesozoic volcanic and sedimentary rocks now exposed along uplands in the Singatse Range to the west and the Wassuk Range to the east.  These Mesozoic rocks were intruded by three Middle Jurassic batholiths, the oldest known as the McLeod Hill Quartz Monzodiorite (field map name granodiorite), followed by the Bear Quartz Monzonite that comprise the majority of outcropping rocks on the MacArthur Property. A finer grained phase of the Bear Quartz Monzonite, known as the Border Phase Quartz Monzonite, occurs at the contact between the McLeod Hill Quartz Monzonite and the Bear Quartz Monzonite. These batholiths were subsequently intruded during the Middle Jurassic by the Luhr Hill Granite, the source of quartz monzonitic (or granite) porphyries, consisting of moderately to steeply north dipping quartz-biotite-hornblende porphyry dike swarms, responsible for copper mineralization, striking west-northwesterly across the MacArthur Property as well as across the entire Mining District.

The geologic record is absent until the middle Tertiary when basalt and voluminous ash flow tuffs were deposited over the Mesozoic rocks.

During advent of Basin and Range normal faulting, ca 18-17 Ma, this entire package of rocks was down-dropped to the east along northerly striking, east dipping, low-angle faults that flatten at depth creating an estimated 2.5 miles of west to east dilation-displacement (Proffett and Dilles, 1984).  Such extension rotated the section such that the near vertically-emplaced batholiths were tilted westerly to an almost horizontal position. Pre-tilt, flat-lying younger volcanics now crop out as steeply west dipping units in the Singatse Range west of the MacArthur Property. Easterly extension thus created a present-day surface that in plan view actually represents a cross-section of the geology.

The MacArthur Deposit is underlain by two Middle Jurassic batholiths, granodiorite (McLeod Hill Quartz Monzodiorite) intruded by quartz monzonite, (Bear Quartz Monzonite) both of which are intruded by Middle Jurassic quartz porphyry hornblende and quartz porphyry biotite (hornblende) dikes. The north dipping porphyry dike swarms follow penetrative west-northwest and east-west structural fabrics. Narrow (<10 feet) fine grained andesite and rhyolite dikes, post porphyry diking, also occur with variable structural orientations.

The McLeod Hill Quartz Monzodiorite, aka granodiorite, weathers as an irregularly orange stained, medium olive green, fine to medium grained rock underlying most of the northern and western parts of Lion CG's claim block. Greenish epidote and minor orange limonite staining are present to common. Megascopic rock constituents include ~50% plagioclase, ~20% orthoclase, <20% quartz, 5 to 20% mafics (hornblende and biotite), 1 to 10% epidote, and minor magnetite and other opaques.

The quartz monzonite, formal designation as Bear Quartz Monzonite, cropping out along the east part of the claim block and underlying the MacArthur pit as shown in Figure 7-2 is beige to light gray to off white, fine to medium grained, hard but well-fractured, with minor textural variants. Megascopic constituents include ~30% orthoclase, ~30% plagioclase, ~20% quartz, and 5- to 10-percent hornblende. In bench walls at the MacArthur pit, quartz monzonite hosts conspicuous light brown limonite banding (averaging 4 to 6 per foot) sub-parallel to the steeply north dipping, west-northwest trending quartz porphyry dikes. Along the eastern portions of the Property, including the eastern third of the MacArthur pit, quartz monzonite assumes a light gray color due to widespread sodic-calcic alteration.

MacArthur Area Geology Map

A phase known as the "border-phase quartz monzonite" is found at the top of the Bear Quartz Monzonite pluton (Proffett and Dilles, 1984) and is often mapped at the contact between the granodiorite and the quartz monzonite. The border-phase is finer-grained than the quartz monzonite and contains more abundant potassium feldspar.

Quartz-hornblende / biotite porphyry dikes, originating from the Jurassic Luhr Hill Granite intrude both the granodiorite and quartz monzonite at the MacArthur Property and are recognized in dike swarms regionally throughout the Yerington Mining District.  Porphyry dikes hosted a large portion of the primary copper mineralization at Anaconda's Yerington mine and are associated with all copper occurrences in the district. Not all porphyry dikes host copper mineralization, be it sulphide or oxide.  Porphyry dikes strike west-northwesterly, dipping moderate to steeply north, typically as ridge-formers with widths to 50 feet or more. Porphyry dikes at MacArthur are classified by dominant mafic minerals as quartz biotite porphyry and quartz hornblende porphyry, each subdivided further based on composition and alteration.  Dikes contain feldspar crystals and either hornblende or biotite crystals set in an aphanitic matrix.  MacArthur pit walls offer excellent exposures of the dikes that host (fracture-controlled) oxide copper mineralization. The following descriptions originate from Lion CG's surface mapping and from core and chip logging:

  Quartz biotite porphyry: contains 2 to 4 mm, generally euhedral, blackish biotite "books" (5 to 10%) and 2 to 8 mm cloudy quartz phenocrysts ("quartz eyes") 2 to 5%.  Hornblende is rare to absent. Feldspars commonly 3 to 5 mm.  May host sulphide or oxide copper. May or may not have indigenous limonite. If hornblende is present and altered to secondary biotite, the dike is mapped as QMpb-2, otherwise mapped as QMpb-1.

  Quartz hornblende porphyry: contains acicular hornblende crystals, typically thin, "needle-like" to 5 mm long; feldspars vary from 2 to 5 mm. Variety QMph-1 contains 1-5% sulphide(mostly pyrite) with or without indigenous limonite and 3-5% quartz phenocrysts (2 to 5 mm). Variety QMph-2 contains 2-3% sulphides (common) and always has indigenous glass (resinous) limonite derived from primary oxidized chalcopyrite, it also contains oxide copper, and quartz phenocrysts (2-5 mm) present to 2-5%.  Variety QMph-3 commonly contains large (to 10 mm) epidote "splotches" (phenocrysts or "epidotization") with 0% to trace fine grained (~1 mm) quartz phenocrysts, 0% to trace sulphides. Any oxide copper is transported from nearby copper-bearing rocks and not oxidized from the porphyry itself.

The best exposures of Jurassic age andesite dikes are found in the walls of the MacArthur pit where the typically soft- to medium-hard, recessive, olive-greenish dikes can be traced from bench to bench and in some cases followed across the pit floors. Andesite dikes are commonly very fine grained, plagioclase-bearing porphyries that pinch and swell as they fill fractures. Fist-sized pillows may be a weathering product. Andesite dikes intrude the hornblende and biotite quartz porphyry dikes, again best exposed in MacArthur pit walls. Andesite dikes commonly contain oxide copper derived from nearby copper-bearing rocks rather than from the andesite dikes themselves.

Jurassic age rhyolite dikes are also well exposed within the MacArthur pit walls. The rhyolite is a white to gray, dense, siliceous rock.  Rhyolite dikes contain approximately 5% mafic minerals (hornblende and biotite) and rare (1-2%) quartz phenocrysts. Within the MacArthur pit the rhyolite can contain oxide copper mineralization; elsewhere on the Property it is barren.

Tertiary hornblende andesite dikes have also been identified on the MacArthur Property. These dikes are similar, but coarser grained than the Jurassic andesite dikes, containing abundant, acicular, black hornblende phenocrysts and occasionally plagioclase phenocrysts up to 5-10 mm in long dimension. Tertiary hornblende andesite dikes are frequently observed intruding Basin & Range fault structures.  These dikes occasionally contain exotic oxide copper mineralization.

The Mesozoic intrusive rocks are unconformably overlain by a series of nine, moderate to steeply west dipping Mid-Tertiary ash flow tuff units with minor mafic flows and tuffaceous sediments dated at 27.1 to 25.1 Ma (Proffett and Proffett, 1976).  The volcanic units make up the uplands in this part and throughout the Singatse Range and cover alteration and structure in the Jurassic igneous rocks.

The dominant west-northwest (N60⁰W to N80⁰W) structural fabric recognized throughout the Yerington District is manifested at the MacArthur Property as porphyry dike swarms and as high angle shears, faults, and joints along which andesite dikes developed.  Structure played a key role in localizing copper oxide mineralization around the historic pit area, principally along the west-northwest fabric and, secondarily, along generally orthogonal northeast structure bearing N20°E to N40°E.

The MacArthur fault, a low angle, easterly striking, north dipping, normal fault is the largest structure recognized on Lion CG's claims. The hanging wall of the fault displaces the basal unit of the Tertiary ash flow tuff sequence approximately 2,000 feet to the east. The displacement of Jurassic intrusive as defined by the offset of the contact of the border quartz monzonite with granodiorite is on the order of 4,000 feet to the east. The MacArthur fault is one of few faults in the Yerington district known to have been active in both Jurassic and Tertiary time.

Chalcocite/oxide mineralization has a close spatial relation to the trace of the MacArthur fault north and west of the MacArthur pit. Gouge in the fault frequently contains chalcocite and/or copper oxide suggesting a structural mineralizing trap.

Alteration Types

Alteration types recognized at the MacArthur Property represent those found in mineralized porphyry copper systems. The following descriptions are derived from field observation and from drill core and chip logging.

Propylitic Alteration

Propylitic alteration is common throughout the MacArthur Property in the granodiorite, quartz monzonite, quartz monzonite porphyries, and in the Jurassic andesite. This alteration type occurs as chlorite replacing hornblende, and especially epidotization as veining, coatings, and or flooding on the granodiorite. Calcite veining is present but not common, observed largely in core or drill cuttings.  Feldspars are commonly unaltered. Propylitic alteration frequently overprints or occurs with the alteration types described below.

Quartz-Sericite-Pyrite (QSP) or Phyllic Alteration

Phyllic alteration is most frequently characterized by tan or light green sericite partially or completely replacing hornblende and/or biotite sites. When phyllic alteration becomes more intense, plagioclase and/or K-feldspar sites are also replaced by sericite. Maroon limonite, hematite, and trace sulphide (chalcocite, pyrite, and chalcopyrite) accompany sericite. However, these minerals do not replace mafic or felsic sites. Sericitic altered zones are often quite siliceous; however, it is unclear if it is due to quartz addition or simply the destruction of other primary minerals.

Phyllic alteration is most pervasive and intense in the Gallagher area and in the northeastern part of the deposit, around hole QM-072. Weak and less pervasive phyllic alteration is found just west of the MacArthur pit and in limited areas around the MacArthur fault. The alteration type does not show preference with rock type and has been described in the granodiorite, quartz monzonite, and quartz monzonite porphyries.

Potassic Alteration

Potassic alteration occurs as shredded, fine-grained biotite replacing hornblende and rarely as pinkish potassium feldspar flooding or in vein haloes, along with disseminated magnetite.

Potassic alteration occurs as shredded secondary biotite on the northwestern and western portions of the property, but is most prevalent in the western and central areas of the MacArthur pit.  Potassic alteration of some degree has been identified in the granodiorite, quartz monzonite, and quartz monzonite porphyries.

Sodic-Calcic Alteration

Pervasive sodic-calcic alteration has been identified within the eastern portions of the MacArthur pit and as broad zones in the far northeastern portion of the district and south of the MacArthur pit. This type of alteration most frequently occurs as albite replacing K-feldspar and as chlorite replacing hornblende in the quartz monzonite; sodic-calcic alteration has also been identified in the granodiorite and quartz monzonite porphyries. Epidote staining and phenocrysts as well as sphene crystals are ubiquitous. Actinolite replaces hornblende in the more intense zones of sodic-calcic alteration occurring most commonly in the Albite Hills east of the MacArthur pit.

Silicification

Silicification occurs as a wholesale replacement of the rock, but only occurs as small and irregular zones that are less than 200 feet across. Typically, silicification is confined as a narrow halo (less than five feet) along structure and quartz veining.  Silicification is present in the western portion of the district, around the Gallagher area and as isolated occurrences within the MacArthur pit.

Multiple Alteration Types

Multiple alteration types are common throughout the area and tend to occur together. Shreddy chlorite has been identified in the MacArthur pit, which likely represents propylitic alteration overprinting potassic alteration. Zones of QSP and propylitic alteration have been identified between the Gallagher area and the MacArthur pit.

Supergene Alteration

Sulfuric acid (H2SO4), formed by the oxidation of sulphides, has altered feldspars and mafic minerals to clay and sericite. At the Gallagher area and north of the MacArthur pit, supergene alteration has formed leached capping which is underlain by chalcocite mineralization.

Geologic Model

The main characteristics for the geological model of the Company in MacArthur Project is as follows:

● An oxidized portion of a porphyry copper deposit that has been subjected to several weathering, oxidation, and enrichment cycles;

● Hosted in Jurassic aged granodiorite and quartz monzonite that has been intruded by multiple north-northwest trending quartz monzonite porphyry dikes;

● The lithology & multiple oxidation cycles have been incorporated into the block model to create four different oxidation zones:

1. Leach Cap - a zone with copper-bearing iron-oxide minerals and pods of copper silicates

2. Oxide Zone - a zone with multiple copper silicates minerals, predominantly chrysocolla & neotocite

3. Transition Zone - a zone predominantly consisting of chalcocite with pods of copper silicates and minor chalcopyrite

4. Sulphide Zone - a zone of predominantly chalcopyrite; and

● 25ft x 25ft x 25ft blocks were appropriately coded using an inverse distance cubed estimation.

Mineralization

Copper mineralization has been identified across nearly the entire area investigated by Lion CG's drilling programs at the MacArthur Project area.  Copper mineralization covers an area of approximately two square miles defined by drill holes on 500 feet to 250 feet spacing north of the MacArthur pit to approximately 150 feet spacing within the pit.

Oxide, chalcocite, and primary copper mineralization is hosted in granodiorite, quartz monzonite, and in quartz biotite-hornblende (quartz monzonite) porphyry dikes all of middle Jurassic age. An insignificant percentage of oxide copper is also hosted in northwest striking andesite dikes that make up less than approximately one to two percent of the host rocks on the Property. Fracturing and favorable ground preparation supplied the passageways for the copper to migrate.

Copper oxide minerals are exposed throughout the MacArthur Deposit, evidenced in the pit walls as primarily green and greenish-blue chrysocolla CuSiO3·2H20 along with black neotocite, aka copper wad (Cu, Fe, Mn) SiO2, with very minor azurite Cu3(OH2)(CO3) and malachite Cu2(OH2)CO3, while tenorite (CuO) was identified with the electron microprobe (Schmidt, 1996). Copper-enriched limonite was identified by Anaconda as the mineral delafossite (CuFeO2). Chalcocite has been identified in drill holes below and north of the MacArthur pit and in drilling throughout the Property. The sulphides digenite (Cu9S5) and covellite (CuS) have been identified petrographically in drill cuttings. Bornite (Cu5FeS4) has also been identified petrographically in the Gallagher area. The oxide copper mineralization is fracture controlled, coating joint and fracture surfaces and within shears and faults. Both green and black copper oxides are frequently found on 1 to 5 millimeter fractures, as coatings and selvages and may be mixed with limonite. The fractures trend overall N60°W to N80°W (bearing 300° to 280° azimuth) and generally dip to the north.  Limited turquoise is found on the Property, mainly in small veinlets. On a minor scale, oxide copper mineralization replaces feldspar phenocrysts in the igneous host units, favoring andesite.

A significant amount of chalcocite has been intersected in drill holes. Chalcocite is seen on drill chips or drill core coating pyrite and replacing chalcopyrite as tiny, blackish "dustings" and thin to thick coatings, strongest when occurring on and near the MacArthur fault. Chalcopyrite is present as disseminations and veinlets, with or without chalcocite. As much of the historic and current drilling was stopped at shallow (less than 400 to 500 foot) depths, the scope and extent of chalcopyrite mineralization has not been fully defined.

Both copper oxide and chalcocite mineralization occur over approximately 10,000 feet east-west by 5,000 feet north-south. Copper oxides are structurally controlled coating fractures, joint surfaces, and developed as green or black "streaks" within shears and faults over several feet.  Oxide mineralization occurs as tabular, flat-lying shapes extending with good continuity 150 feet below surface and less continuously up to 600 feet below surface. Chalcocite mineralization in tabular geometry ranges to 50 feet or more in thickness, mixed with or below oxide mineralization.

Primary chalcopyrite mineralization occurs as porphyry style disseminations or as veinlets in quartz monzonite associated with potassic alteration below both the oxide and chalcocite mineralization. Significant chalcopyrite mineralization was intersected from 4,500 feet to 5,500 feet north of the MacArthur pit in core holes QM-100 (0.58% Cu over 65 feet) and QM-164 (1.32% Cu over 64 feet) respectively. Both intercepts represent veinlet and disseminated primary mineralization, open to the north. Lion CG's drilling program in the Gallagher area has delineated a zone of chalcopyrite mineralization that extends over a north-south distance of 2,500 feet. The primary sulphide zone has a defined width of 500 feet and extends to a depth of approximately 650 feet.  Lion CG's drilling within the MacArthur pit has just touched upon primary copper mineralization, generally occurring in wispy quartz chalcopyrite veinlets.  This mineralization remains open at depth.

Petrographic study of drill core from holes QM-100 and QM-164 describes veinlet and disseminated copper mineralization as well as copper-bearing sheared, milled quartz veining underlain by potassic feldspar flooding.

Deposit Types

The MacArthur Deposit is a supergene enriched, oxidized porphyry copper system.  Although the porphyry system likely developed in near-vertical geometry, regional studies (Proffett and Dilles, 1984) suggest the deposits in the Yerington area are tilted westerly approximately 60 to 90 degrees from its original vertical position and extended to the east so that the map view is actually a structural cross-section. The original northwest strike of the near vertical porphyry dikes resulted in a northerly dip of the structures with the post mineral tilting.

The alteration visible in outcrops and drill samples is consistent with the west tilted, near horizontal orientation of the porphyry system. Phyllic alteration from the upper portion of the porphyry system dominates to the west. The alteration grades to potassic in the central MacArthur pit area and pervasive sodic-calcic alteration dominates in the eastern portions of the MacArthur pit and in the far northeastern portion of the Property.

Copper occurrences in the MacArthur pit area are related to primary copper sulphides associated with a porphyry copper center. The primary chalcopyrite (CuFeS2) was enriched by supergene chalcocite (Cu2S) and later exposed to oxidation forming chrysocolla (CuSiO3) and black copper wad (Cu, Fe, Mn, SiO2) (Figure 8-1). In the North Ridge area, the chalcocite blanket shows only minor oxidation. The supergene blanket follows current topography except to the north of 14,189,500E (approximately) where it has a shallow dip to the north (Figure 8-2).

Primary porphyry copper sulphides have also been intersected north of the North Ridge area in drill thicknesses up to 100 feet, and also in the Gallagher area. These intercepts may be related to the MacArthur porphyry center or a new, yet-to-be discovered porphyry copper deposit.

[Remaining page is intentionally left blank]

Figure 8-1. East-West Cross-Section

Figure 8-2. North-South Cross-Section

Exploration and Drilling Results

From April 2007 to November 2011, the Company completed 414 drill holes.  In 2021, ten additional exploration diamond core holes were completed. The ten-hole program was designed to assess the likelihood that further drilling would upgrade portions of the resource from Inferred to Indicated and expand the overall size of the current resource.

There are three different mineralization zones encountered at MacArthur. All three mineralization zones - oxide, mixed chalcocite/oxide, and primary sulphide - have grown with additional drilling and none are yet entirely closed off.

Oxide Zone Exploration

The extents of the oxide mineralization on the Property remain open to the south-southeast.

Five thousand feet west of the MacArthur pit, holes QM-133 and QM-153 intersected 0.27% Cu over 235 feet and 0.16% Cu over 125 feet, respectively, of oxide and acid soluble copper.  The mineralization is open 1,000 feet further to the west.

Southeast of the MacArthur pit, holes spaced from 500 to 1,000 feet apart contain 0.1 to 0.3% Cu intercepts. Holes QM-142, QM-108, and QM-140 encountered 0.21% Cu over 50 feet to 0.31% Cu over 10 feet in an area that remains untested for 3,000 feet to the Shuman area (3,500 feet south of the MacArthur pit) where oxide intercepts of 0.24% Cu over 45 feet and 0.39% Cu over 30 feet were encountered from surface. Mineralization in these holes (referred to as the Shuman drill holes) is open in all directions, but obscured to the south by Tertiary volcanic cover.

Holes QM-326 and QM-327, drilled on the southern edge of the current oxide resource, each intersected near surface oxide mineralization. Significant intercepts include 0.27% Cu over 22 feet and 0.70% Cu over 24 feet from QM-326 and QM-327, respectively. Both holes also indicate the potential for additional oxide resource expansion to the south and southeast.

Holes QM-321 and QM-322 were drilled on the south/southeastern edge of the current oxide resource. Both holes intersected near surface oxide mineralization; QM-321 intersected 0.17% Cu over 45 feet and QM-322 intersected 0.11% Cu over 102 feet. Both holes also indicate the potential for an additional oxide resource to the south.

Chalcocite - Oxide Zone Exploration

Three holes (QM-319, QM-320, and QM-328) were drilled on the north to northwestern edge of the current resource. Each hole intersected oxide and chalcocite mineralization. Significant chalcocite intercepts include hole QM-320 (0.58% Cu over 102 feet, including 0.70% Cu over 74 feet); QM-328 (0.44% Cu over 77 feet); and QM-319 (0.13% Cu over 48 feet). Each hole contains additional acid soluble copper intercepts.

Additionally, hole QM-324 (which was testing for infill oxide mineralization) identified chalcocite coating pyrite and chalcopyrite, including 0.39% Cu over 32 feet.

Primary Sulphide Zone Exploration

Primary, porphyry - style copper mineralization has been encountered in the Gallagher area and in the north porphyry target area.  In the Gallagher area, primary copper mineralization occurs from 450 feet depth in QM-010, with 0.43% Cu over 155 feet to 0.74% over 76 feet in QM-046 from 1,279 feet depth as chalcopyrite disseminations and veinlets. Additional drilling to target primary sulphide mineralization is warranted for as there are only eight holes exceeding 800 feet depth over an approximate one-half square mile area.

Lion CG's drilling program at the north porphyry target, some 3,000 feet north of the MacArthur pit, encountered 115 feet of mineralization (partially enriched with chalcocite) averaging 1.15% Cu at a depth of 470 feet in drill hole QM-068. A similar section of mineralization in QM-070 (500 feet east of QM-068) averaged 1.02% Cu over a thickness of 45 feet at a depth of 435 feet. Together with mineralized intercepts in QM-072, (500 feet east of QM-070) which cut 15 feet of 1.2% Cu; the results indicated a possible porphyry center in the foot wall of the MacArthur fault. In 2010 this concept was favorably tested 1,500 feet north of QM-068 where hole QM-100 intersected 0.58% Cu over 65 feet from 1,203.5 feet.  During 2011, QM-100 was offset 1,000 feet north by QM-164 returning 1.32% Cu over 64 feet from 1,673 feet depth. These primary sulphide intercepts define a 6,000-foot mineralized zone (corridor), including the oxide mineralization at the MacArthur pit north to the sulphide intercepts in QM-164, untested 500 feet east and west of QM-100 and QM-164 and open to the north.

Holes QM-319 and QM-320 were drilled to depths of 800 feet and 1,188.5 feet, respectively, to test under-drilled induced polarization geophysical anomalies. Both holes intersected zones of primary mineralization, occurring as wispy quartz-sericite-biotite-sulphide veinlets/vein haloes, which are commonly associated with porphyry-style mineralization in the Yerington District. These two holes provide important guidance for primary sulphide drilling in future programs.  Hole QM-323 (also designed to infill oxide mineralization) identified 0.20% Cu over 80 feet and additional shorter zones of chalcopyrite mineralization.  Multiple untested induced polarization and geologic targets remain untested, mainly on the northeastern portion of the Property.

Geophysics

Two major datasets exist for the geophysical work undertaken in the Yerington District.  The first is magnetic data which includes historical and more recent studies undertaken by Lion CG.

The historical data includes an Anaconda Company 1966 fixed wing survey running 400 m N-S lines.  The goal was to identify magnetic lows which could indicate magnetite-destructive alteration similar to the Yerington deposit.  Additionally, two HeliMag surveys were undertaken by Lion CG in 2007 and 2012 over the Yerington District.  These surveys confirmed many of the magnetic lows identified in the Anaconda survey and further identified additional magnetic lows, some of which include the MacArthur Project.

The second major dataset includes Induced Polarization/Resistivity (IPR) surveys run over MacArthur Project.  Historically, Bear Creek ran 11 N-S oriented lines in 1963 and McPhar Geophysics ran an additional 26 lines N-S lines.  The two surveys covered over four kilometers in the east-west direction and five kilometers in the north-south direction.  The nominal depth of investigation was limited, looking less than 1,000 feet of depth.  The data was inverted using Zonge International 2d inversion software and found to be of good quality.

Lion CG followed up with multiple IPR surveys in 2009 (7 N-S lines), 2011 (4 N-S lines, and 2016 (4 N-S lines) with the goal expanding the depth and lateral extent of the previous surveys.  Investigation depths of these surveys range from ~1,200 feet to greater than 4,500 feet.

The surveys undertaken by Lion CG has identified multiple IPR targets.  As expected, the targets are below the oxidized portion of the Project remain untested.  Lion CG is evaluating and prioritizing which geophysical targets are of the most interest for future exploration.

Exploration and Drilling History

Despite the numerous shallow pits and prospects across the MacArthur Property, there is little available published production information. Over the history of the Project, several operators have contributed to the pre-Lion CG drill hole database of more than 300 holes.  Table 10-1 summarizes the exploration history of the MacArthur area prior to Lion CG's entry.  Figure 10-1 shows the location of all historical drill holes.

Recent Drilling

In 2011, drilling  centered on an approximate one-half square mile area from the North Ridge area to the present-day MacArthur pit, and the Gallagher area located west of the existing MacArthur pit.  Drill spacing was reduced to 250-foot centers on several drill fences. South-bearing angle holes tested the WNW, north dipping structural / mineralized grain and east- and west-bearing angle holes tested orthogonal structure.  In 2021, a focus was made to continue upgrading the resource calculation in the main portion of the MacArthur Project as well as to step out to the east-southeast to test for additional acid soluble copper mineralization.  Holes were drilled both vertically and south bearing to test for the structure grain.

Also during 2011, 3,275 feet of PQ size core was drilled at 26 sites for the purpose of metallurgical test work. PQ holes twinned existing Lion CG RC and core holes. PQ holes were prefixed by "PQ-11" followed by the ID of the twinned hole.

In 2021, 5,147 feet of exploration drilling in ten holes was completed, and 4,445 feet of PQ size core was drilled in thirteen holes for metallurgical sampling.

In 2022, 2,291 feet of drilling was completed in three core holes. Two of the drill holes (QM-329 and QM-330) were drilled in the central portion of the resource shell, with each drill hole intersecting oxide and chalcocite mineralization.  Significant intercepts include drill hole QM-329 (371 ft of 0.16% TCu, including 76.5 ft of 0.27% TCu) and QM-330 (157 ft of 0.25% TCu, including 58.5 ft of 0.40% TCu).  Additionally, QM-329 intersected primary sulphide mineralization (40 ft of 0.17% TCu).  QM-331, drilled on the eastern edge of the resource shell, also intersected oxide mineralization (10 ft of 1.06% TCu) and a mixture of chalcocite and chalcopyrite mineralization (16.5 ft of 0.18% TCu).

At the Mason Pass prospect, located 1.5 miles from MacArthur pit, at-surface, ore-grade, copper oxide mineralization was encountered in trenches excavated in 2022, with mineralization remaining open and untested in most directions. The Mason Pass prospect was first identified by Company geologists through geologic mapping of outcropping copper oxide mineralization occurring within the Singatse fault system, a district-wide flat dipping fault that bounds the eastern edge of the outcropping mineralization. The program involved five trenches totaling 1,873 linear feet. The trenches ranged from 6 to 15 ft in depth and were mapped and channel sampled at ten-foot intervals. The four trenches that reached bedrock all encountered copper oxide mineralization. The results from the trenching indicated that the copper oxide mineralization occurs from one-inch to five-foot wide flat-lying veins, striking in a southwest-to-northeast direction, and extends out from the Singatse fault into the western and southern directions for an as-yet-undetermined distance. The Company is considering further exploration to evaluate the extent of this mineralization to the west, south, and at depth, as well as testing for potential to the east, beneath the cover of volcanics that postdate the mineralization. The character of the mineralization observed in the trench exposures is similar to that exposed in the MacArthur pit where historic benching exposes copper oxide mineralization primarily in the footwall of the low angle MacArthur fault and ranging from 30 to 250 feet in thickness.

Current Drilling Methods

Lion CG has explored the MacArthur Project with both RC) and diamond core drilling methods. RC holes have been drilled by Diversified Drilling LLC, Missoula, Montana, DeLong Construction Inc., Winnemucca, Nevada, and by Leach Drilling Inc., Silver Springs, Nevada. During 2007-2008 the core drilling was contracted to Kirkness Diamond Drilling of Dayton, Nevada, and Kirkness Brothers Diamond Drilling (aka KB Drilling Co, Inc.) of Carson City, Nevada. Major Drilling America, Inc., Salt Lake City, Utah, conducted core drilling during 2009-2010. Core drilling during 2011 was contracted to Ruen Drilling Inc., Clark Fork, Idaho.  In 2021, core drilling was contracted to National EWP, Elko, Nevada, and in 2022, core drilling was contracted to IG Drilling LLC of Provo, Utah.

The total area covered by MacArthur Project drilling is approximately 12,500 feet east-west by 6,000 feet north-south at approximate drill spacing of 500 feet.  Drill spacing reduces to approximately 250 feet within an approximate 1,500 feet east-west by 1,000 feet north-south within the northeast portion of the MacArthur pit and reduces to 250 foot spacing over portions of a 5,000 foot square area north of the MacArthur pit.  Historic Anaconda drill spacing is approximately 125 feet in the MacArthur pit.

Reverse Circulation ("RC") Drilling Sampling Method

All RC drilling is conducted with water added to eliminate dust. A percussion hammer with interchange sampling system has been used by the RC drill. Samples are collected in a conventional manner via a cyclone and standard wet splitter in 17-inch by 26-inch cloth bags placed in five-gallon buckets to avoid spillage of material.  Sample bags are pre-marked by Lion CG personnel at five-foot intervals and also include a numbered tag bearing the hole number and footage interval. Collected samples, weighing approximately 15 to 20 pounds each, are wire tied, and then loaded onto a ten-foot trailer with wood bed allowing initial draining and drying. Each day, Lion CG personnel, or the drillers at end of their shift, haul the sample trailer from drill site to Lion CG's secure sample preparation warehouse in Yerington, Nevada. Geologic logging samples are collected at the drill site in a mesh strainer, washed, and placed in standard plastic chip trays collected daily by Lion CG personnel.

Core Drilling Sampling Method

For exploration drilling core diameter was HQ (approximately 2.75-inch).  Following convention, at the drill site core was placed in wax-impregnated, ten-foot capacity cardboard boxes. Sample intervals vary from less than one foot to six feet, dependent upon rock consistency.  Sample boxes were delivered to Lion CGs secure sample warehouse in Yerington, Nevada by the drill crew following each 12-hour shift.

PQ core drilling for metallurgical testwork followed similar protocol as exploration drilling.  PQ core was placed in wax-impregnated, five-foot capacity cardboard boxes and delivered to Lion CG's secure sample warehouse by the drill crew following each 12-hour shift.  After logging, PQ core was wrapped in airtight plastic bags to prevent oxidization.

Core boxes were stacked on pallets, secured with plastic wrap and steel banding for shipment.  For the metallurgical studies, samples were sent to METCON Research Laboratories in Tucson, Arizona via UPS Freight.  The samples currently undergoing assay and column testwork were shipped to McClelland Laboratories, Inc. in Sparks, Nevada via UPS Freight.

Drilling, Sampling and Recovery Factors

No factors were shown that could materially impact the accuracy and reliability of the above results.  With few exceptions, core recovery exceeded 80% while RC recovery is estimated to be greater than 95%.

Sample Quality

It is IMC's opinion that Lion CG's samples of the MacArthur Project are of high quality and are representative of the Property. This statement applies to samples used for the determination of grades, lithologies, densities, and for planned metallurgical studies.

It is the opinion of the author that during the period in 1972 to 1973 when Anaconda explored and drill tested the MacArthur Property, the drill samples taken by Anaconda were representative of the deposit and the methodologies commonly used by the industry at that time.  This statement applies to samples used for the determination of grades, lithology, and densities, as well as metallurgical performance, supported by similar determinations and conditions being carried out at that time at Anaconda's Yerington mine operation and as referenced below in an internal Anaconda report (Heatwole, 1972), portions of which follow:

"From March to November, 1972, over 225 holes were drilled... Approximately 33,000 feet of vertical hole and 13,000 feet of angle hole were drilled using percussion and rotary methods."

The majority (62%) of the drilling, which was supervised by Anaconda's Mining Research Department, was accomplished using Gardner-Denver PR123J percussion drills. The percussion drill was fitted with a sampling system designed by the Mining Research Department, which collected the entire sample discharged from the hole. The remainder of the drilling was done by Boyles Brothers Drilling Company using rotary and down-the-hole percussion equipment.

While no details are available regarding Anaconda's exact assaying protocol and quality control during drilling at the MacArthur Property, an interview conducted by Lion CG personnel in October 2008 with Mr. Henry Koehler, Anaconda's Chief Chemist during the 1960s and 1970s, confirmed that the techniques and procedures implemented conformed to industry standards for that era.  Mr. Koehler was employed in Anaconda's analytical laboratory from 1952 to mine closure in 1978.  He currently resides in Yerington, Nevada.

Sample Preparation, Analysis and Security of Samples

IMC has reviewed all of the Lion CG sample preparation, handling, analyses, and security procedures during its site visit on February 14 and 15, 2022. No drilling was in progress at the time, but all procedures were reviewed and meet accepted industry protocol.  It is IMC's opinion that the current practices meet NI 43-101 and CIM-defined requirements. During an earlier review by Tetra Tech, it was recommended that standards be stored in a locked and secured area, which is the current practice.

Reverse Circulation Sample Preparation and Security

RC sample bags, having been transported on a ten-foot trailer by Lion CG personnel from the drill site to the secure sample warehouse, are unloaded onto suspended wire mesh frames for further drying. Diesel-charged space heaters assist in drying during winter months. Once dry, sets of three samples are combined in a 24- by 36-inch woven polypropylene transport ("rice") bag, wire tied, and carefully loaded on plastic lined pallets.  Each pallet, holding approximately 13 to 15 rice bags, is shrink-wrapped and further secured with wire bands. Lion CG's samples were shipped via UPS Freight to Skyline Assayers & Laboratories (Skyline), Tucson, Arizona through 2008. During the 2009-2010 drill campaign, Skyline dispatched a transport truck from Tucson to collect samples. In 2011, Skyline established a sample preparation facility in Battle Mountain, Nevada, from which trucks were dispatched to pick up Lion CG's drill samples under a chain of custody protocol.  Following sample preparation in the Battle Mountain facility, Skyline ships a representative pulp sample to the Skyline laboratory in Tucson, Arizona for analysis.

Complying with earlier recommendations from Tetra Tech, Lion CG now weighs each shrink-wrapped pallet of samples prior to departure from Yerington. Rejects and pulps are returned to Lion CG and stored under cover in a secure location.

Core Sample Preparation and Security

Drill core, having been transported at end of each shift by the drill crew to Lion CG's secure sample warehouse, is logged by a Lion CG geologist who marks appropriate sample intervals (approximately 5 feet) with colored flagging tape and marks the core with a wax pencil to indicate appropriate location for sawing or splitting.  Each core box, bearing a label tag showing drill hole number, box number, and box footage interval, is then photographed. Rock quality designations (RQD), magnetic susceptibility, and recovery measurements are taken. Core preceding drill hole QMCC-20 was sawed in half by Lion CG personnel; core holes QM-026, QM-036, QM-041, QM-046, and QM-049 were split in half using a hydraulic powered blade at the warehouse by Lion CG personnel.  From 2010-2011 core holes were sawed by ALS Minerals Laboratory, Reno, Nevada (ALS).  In 2021, SPS personnel sawed and/or split the core samples.  Samples with a large percentage of clay were split to preserve the fines.

When on-site sawing and or splitting was done, one half of the split was bagged in 11- by 17-inch cloth bags marked with drill hole number, footage interval, and sample number for assay while the other half was returned to the appropriate core box for storage in the sample warehouse.  From 2007-2011, approximately five to six cloth sample bags were combined in a larger 24- by 36-inch transport polypropylene ("rice") bag, wire tied, and carefully loaded on plastic lined pallets. Each pallet, holding approximately 13 to 15 rice bags, was shrink-wrapped and further secured with wire bands for shipment to Skyline in Tucson.  In 2021, the cloth sample bags were placed in plastic storage bins provided by the assay lab.  The sample bins are covered, loaded onto a flat- bed truck, and transported to Skyline in Tucson, Arizona by laboratory staff.  The same chain of custody protocol is used for both RC and core samples.

Following geologic logging and RQD measurements, the core portions of holes QM-099, QM-100, and QM-109 (2009-2010) and QM-163, QM-164, QM-165, QM-177 and QM-185 (2011 program) were strapped and shrink wrapped on pallets for shipment to ALS.  Core samples were picked up from the warehouse by a Reno, Nevada-based ALS Minerals driver, and sample pallets were weighed upon receipt by the laboratory. ALS personnel sawed the core in half, one half for assay at the ALS laboratory, storing the other half in the core box for return to Lion CG. Chain of custody procedures for ALS Minerals follow the format described for Skyline.

Following geologic logging, magnetic susceptibility and RQD measurements, and photography, PQ core for metallurgical testing was shrink-wrapped in its cardboard core box, stacked on pallets, shrink-wrapped together, wire banded, and weighed. In 2011, pallets were shipped to METCON Research Laboratories, Tucson, Arizona via UPS Freight. Chain of Custody was signed upon departure from Yerington and receipt in Tucson.  In 2021, PQ samples were shipped to McClelland Laboratories, Sparks, Nevada via UPS Freight with the sample chain of custody procedures.

Sample Analysis

During 2007, 12 core holes were analyzed at American Assay Laboratories (AAL) in Sparks, Nevada. AAL is ISO/UEC 17025 certified as well as a Certificate of Laboratory Proficiency PTP-MAL from the Standards Council of Canada.

Lion CG elected to use Skyline Assayers & Laboratories (Skyline) an ISO certified assay lab in Tucson, Arizona for all further analytical work. Samples submitted to AAL were re-assayed (pulps or rejects) by Skyline for consistency of the data set.  Lion CG samples arrived at Skyline via UPS freight from 2007-2008.

Core from holes QM-099, QM-100, and QM-109 (2009-2010) and QM-163, QM-164, QM-165, QM-166, QM-177 and QM-185 (2011 program) were submitted to ALS Minerals, Sparks, Nevada.  ALS Minerals is an ISO registered and accredited laboratory in North America.  From 2009-2011 samples were picked up by a transport truck dispatched by Skyline from its temporary facility in Battle Mountain, Nevada and 2021 by a transport truck dispatched from Tucson by Skyline. A quality assurance and quality control assay protocol (QA/QC) has been implemented by Lion CG where one blank and one standard are inserted with every 18 drill hole samples going into the assay stream. The Skyline assay procedures are as follows:

  For Total Copper: a 0.2000 to 0.2199 gram (g) sample is weighed into a 200-milliliter (ml) flask in batches of 20 samples plus two checks (duplicates) and two standards per rack. A three-acid mix, 14.5 ml total is added and heated to about 250°C for digestion. The sample is made to volume and read on an ICP/AAS using standards and blanks for calibration.

  For Acid Soluble Copper: a 1.00 to 1.0199 g sample is weighed into a 200 ml flask in batches of 20 samples plus two checks (duplicates) and two standards per rack. Sulfuric acid (2.174 l) in water and sodium sulfite in water are mixed and added to the flask and allowed to leach for an hour. The sample is made to volume and read on an ICP/AAS using standards and blanks for calibration.

  For Ferric Soluble Copper (QLT): a 0.500 to 0.5099 g sample is weighted into a 200 ml flask in batch of 20 samples plus two checks (duplicates) and standards per rack.  Sulfuric acid ferric sulfate mixed with deionized water are mixed and added to the flask and allowed to leach for an hour. The filtrate is cooled, made up to a standard volume, and the copper determined by AA with appropriate standards and blanks for calibration.

  For Sequential Copper Leach: consists of four analyses: Total Copper, Acid Soluble Copper, Cyanide Soluble Copper, and the difference, or Residual.  Following analysis for Total Copper and Acid Soluble Copper, the residue from the acid soluble test is leached (shake test) in a sodium cyanide solution to determine percent cyanide soluble minerals.  The Sequential Copper Leach is a different approach to the Ferric Soluble Copper (QLT) leach, with possible greater leaching of certain sulphides (e.g. chalcocite or bornite) during the cyanide leach step.

  For Acid Consumption of Pulps: a 2.00 to 2.10 grams is weighted into a 50 ml screw cap centrifuge in batches of 24 with two checks (duplicates) and two standards per rack.  Sulfuric acid is added to the sample and the shaken for an hour.  The sample is decanted into a 50 ml screw cap centrifuge tube where titration is undergone and acid consumption calculated with the Tiamo software program.

From 2009-2011, Lion CG requested 34-element trace element geochemistry from Skyline on selected samples which were analyzed by ICP.OES Aqua Regia Leach.

During 2009-2010 Lion CG core samples were picked up at Lion CG's warehouse facility by ALS Minerals personnel and transported to ALS Minerals laboratory in Sparks, Nevada.  ALS Minerals personnel sawed the core, saving one-half for return to Lion CG. ALS assayed core for trace element geochemistry with 48-element Four Acid "Near-Total" Digestion.

In keeping with Tetra Tech recommendations, beginning in 2009, Lion CG began a program to re-assay selected samples when blanks, standards, or repeat assays exceeded or were below the expected values by 15%, or blanks returned an assay of >.015% Cu. The QC program now re-assays standards outside +/- 2 standard deviations of the expected value, repeat assays +/- 15% of the original assay, and blanks greater than .015% Cu.

In 2020, to better understand acid consumption of the acid soluble mineralized zones, 111 pulps were analyzed by Skyline Laboratories.

Metallurgical Testing

The MacArthur Project generally consists of a Leach cap that grades into an oxidized copper zone ,transitioning through a mixed oxide/secondary copper zone and) into primary sulphides at depth. Essentially all metallurgical testwork to date has been conducted on the copper oxide resources with a few tests having been performed on secondary sulphide material.

The MacArthur Project has a long testing history of metallurgical bottle roll and column testwork from 1976 through 2011. Historical testwork by Anaconda in 1976 included bottle roll and column leach tests on samples collected from surface trenches. Arimetco performed a number of bottle and column leach tests on surface samples between 1992 and 1995 using several different metallurgical laboratories. Lion CG performed bottle roll and column tests between 2010 and 2011 through METCON Research ("METCON") in Tucson, Arizona (Carneiro, R.R.).

Of significance, Anaconda operated a vat leach facility processing oxide material from the Yerington Pit, the results from which were documented over the many years of operation. Arimetco also operated a number of leach pads between 1989 and 1995 treating oxide and transition material mined from the Yerington Pit.  However, between 1994 and 1997, approximately 5.0 million tons of ore was mined from the MacArthur pit and hauled Run of Mine ("ROM") to the Arimetco pads for processing. This commercial operational database for both the vat and heap leach operations was significant since both Yerington and MacArthur deposits are very similar in origin, geology and mineralization. A summary of several years of data from the vat leach operation is available for review.

A review of the METCON metallurgical testwork shows good copper extraction but variable acid consumption spatially throughout the deposit. METCON column testwork (32 columns) conducted in 2011 using material from 32 different PQ core holes (rather than material taken during surface sampling) was completed in 2011.

Combined, the 2011 METCON study, the Anaconda vat leaching data, and the Arimetco commercial leach pad data provided sufficient metallurgical information to gain a preliminary level of confidence.  However, additional metallurgical testwork is necessary to better understand acidification techniques and the resultant copper extraction spatially in the mineralized resource area. Recommendations for this test program are provided in Section 26 of the report.

Oxide Material Copper Extraction

Predicted copper extraction and acid consumption was derived from the existing metallurgical data base, METCON columns and Arimetco historical information. Figure 13-1 below shows column copper extraction versus grade during a 120-day leach cycle.  The 32 METCON columns average 60% extraction, which is globally near the extraction achieved by Arimetco at a similar copper grade. As grade increases, copper extraction increases. Figure 13-1 shows column copper extraction of 65%. Using a permanent heap leach pad, extraction is predicted to increase during residual leaching of the overlaid pads, greater than offsetting solution copper inventory buildup in the pad.  A 71% extraction was applied for the Oxide zone.

Figure 13-1. Comparison of Grade versus Copper Recovery Oxide Leach Material

Oxide Material Acid Consumption

Column testwork assumed the use of an acid cure application followed by continued acidification during leaching/rinsing of the columns. During the cure stage, 31.59 pounds of acid per ton of mineralized material was added. Following the acid cure, leaching of most columns consumed almost an equal amount of additional acid during the 120-day leach cycle. Most columns were operated between 1.5 and 1.6 pH during this leach cycle. It is probable that all 32 columns were over acidified both during the acid cure and leaching which resulted in excess acid consumption, averaging 57.3 pounds of sulfuric acid per ton of mineralized material processed.

The acid consumption was determined to be 45.4 pounds of sulfuric acid per ton of mineralized material outside of the Gallagher area. These testwork results, taken in conjunction with qualified opinion predicts that acid consumption may be reduced approximately 20% to 30 pounds of acid per ton of mineralized material considering the column over acidification that was realized combined with shortening of the leach cycle time to 90 days. Arimetco added 25 to 30 pounds of acid per ton of mineralized material with 7.7 pounds of acid consumed per pound of copper produced.  A higher acid consumption of 50 pounds per ton of mineralized material has been attributed to the Gallagher area based upon the column testwork.  The higher acid consumption is likely due to the more mafic rich granodiorite host rock.

Transition Material Extraction and Acid Consumption

Research for prediction of copper leach extraction from secondary sulphides (chalcocite)is limited to one METCON column. A number of bottle roll tests with high levels of secondary copper were also run but bottle roll tests are only considered index tests.  The total grade of the METCON column #4 was 0.363% copper with a cyanide soluble copper of 0.203% (secondary sulphide). Leach extraction of the secondary copper values was 56%, the extraction kinetics being slower than the oxide columns which is typical of secondary sulphide leaching. Leach extraction after 120 days was still significant and would continue in practice through the residual leaching of lifts as this material is overlaid by fresh mineralized material.

The total head iron content was 3.87% Fe with a tail residue of 3.32% Fe, showing an iron leach extraction of 6.22%. Test results from this column showed the least continuing acid consumption and iron extraction.  Acid added during the cure was 32.5 pounds of acid per ton of mineralized material. A total of 45.56 pounds of acid per ton of mineralized material were consumed during this 120-day column test. The pH of the leach solution on day one of the column test was 0.43 indicating that the column was likely over acidified, accounting for the over acidification, the acid consumption in the transition zone is considered to be 30 pounds of acid per ton of mineralized material.

During the leach cycle the column pH ran between 1.45 and 1.55 and was much easier to maintain at this level.

Ferric iron concentration was 14.3 g/l the first day of rinsing which supplies ferric iron for chalcocite leaching.  The ferrous iron was near zero after about 20 days of leaching showing that first stage chalcocite leaching was complete. The solution oxidation/reduction potential (ORP) remained about 650 mV after 20 days, ideal for second stage chalcocite leaching.

The head screen analysis of the one secondary sulphide column tested was coarser than the materials in the other 31 columns. This column also showed minimal chemical degradation. The head screen analysis was significantly coarser than the column averages and very little chemical degradation occurred. Chalcocite may tend to be more disseminated within the host rock than oxide material.  Although the copper grade in the column is not high, some acid will be generated during residual leaching as the second stage of chalcocite (covellite) is slowly leached resulting in elemental sulfur formation. Therefore, considering a shorter leach cycle time, acid consumption for secondary sulphide material leaching was predicted to be 30 pounds of sulfuric acid per ton of mineralized material.  Copper leach extraction with residual leaching is predicted at 65 percent.

Leach Cap and Sulphide Extraction and Acid Consumption

No column testwork has been performed on material from the Leach Cap and Sulphide zones.  Most of the copper-bearing material in the Leach Cap is considered to be oxide copper.  However, considering it has already undergone a natural leach cycle, the copper extraction is likely to be less.  A 60% extraction has been applied to this zone.  A 40% extraction was applied to the primary sulphide material based upon the limited solubility studies of pulps as described in Section 11 of this report.  An acid consumption of 30 pounds per ton of mineralized material was also applied, the same as the main portion of the MacArthur Project.

Additional column testwork is necessary to fully understand leach kinetics and acid consumption for the MacArthur Project.  These additional tests are currently underway.

b. Yerington Mine

Location, Access and Infrastructure

The Yerington Mine property is located near the geographic center of Lyon County, Nevada, USA, along the eastern flank of the Singatse Range. The property centers on the historical Anaconda open pit mine, flanked on the west by Weed Heights, Nevada (a small private community; the original company town of Anaconda) and on the east by the town of Yerington, Nevada. The property is easily accessed from Yerington by a network of paved roads that were used as principal transportation and access routes during the former operating period of the mine. SPS controls approximately 5,000 acre-feet of groundwater rights and the Yerington Pit contains an estimated 45,000 ac-ftof water. Power is currently on-site and a new substation is being constructed a quarter mile to the South. Nevada Energy operates a 226-Megawatt natural gas fueled power plant within ten miles of the site. Power for future mining operations is expected to be readily available. Topographic coverage is on US Geological Survey "Yerington" and "Mason Butte" 7.5' topographic quadrangles. The nearest major city is Reno, Nevada, approximately 80 miles to the northwest.

Soil and groundwater contamination, alleged to stem from the former mining operations at Yerington, have been identified on the property. As a result, a portion of the property acquired by SPS in 2011 previously under the jurisdiction of the EPA is now being managed by the NDEP, a division of the Nevada Department of Conservation and Natural Resources. Liability for the contamination on site is the responsibility of a third party which is actively engaged in remedial investigation and remediation activities under the supervision of the NDEP.

In order to establish SPS's position and rights, the acquisition by SPS of the Arimetco properties required a series of rigorous environmental, legal, and technical due diligence studies. The Chambers Group Inc. and Golder Associates Inc. completed a Phase 1 Environmental Site Assessment Report to allow SPS to complete one of the requirements necessary to establish liability protection as a Bona Fide Prospective Purchaser ("BFPP"). Prior to closing on the property, SPS received letters from the NDEP, BLM and the USEPA indicating the post-closing requirements then applicable to the Yerington Pit site for SPS to maintain its defense to liability as a BFPP regarding the activities of the former mine owners and operators.

In September 2012, SPS reached a voluntary agreement with the EPA (the "EPA Agreement") to participate in upgrading the system that manages fluids from the historic mining operation at the Yerington mine site. In exchange for SPS's participation in this work, the Company obtained a site-wide 'Covenant Not to Sue' for the contamination left at the site by former owners and operators of the historic mine operations.

The EPA Agreement provides for immediate environmental improvements to the site and allows SPS to continue exploration at the site while working cooperatively with the EPA, NDEP and the community. The EPA Agreement's 'Covenant Not to Sue' strengthens SPS's 'Bona Fide Prospective Purchaser Defense' against liability resulting from the contamination at the site prior to SPS's purchase.

The first phase of the fluid management project was completed in the fourth quarter of 2012. The Company co-funded the repairs to the on-site fluid management system ("FMS") by the EPA as well as the relining of one of the system ponds. During Phase 2 of the project, the Company completed a study of the FMS to determine what additional repairs or other modifications are necessary to ensure that the system is capable of handling the fluids from the former mine operations for a period of five years. The Study was completed by the Company's contractor in June 2013. EPA decided not to implement the five-year capacity alternative recommended in the Study. Rather, EPA decided to build new ponds to address the FMS capacity issues.

The Company decided not to fund construction of the additional ponds. Rather, the Company agreed to provide property at the site to construct the new ponds.

In September 2014, SPS submitted to EPA a Final Report that documented the work SPS performed under the EPA Agreement. On January 7, 2015, the EPA issued a Notice of Completion to SPS confirming that the obligations of the Work to Be Performed and the Payment of Response Costs sections of the Settlement Agreement had been met. With the issuance of the Notice of Completion, SPS believes it does not have further obligations under the EPA Agreement, except for those as a landowner and as a Bona Fide Prospective Purchaser.

In December 2015, the EPA sent a request to the Nevada Governor seeking the State's support for listing the Anaconda-Yerington Mine Site on the EPA National Priorities List ("NPL"). EPA has been considering an NPL listing as a mechanism to provide federal funds for remediation of contamination of the site left by former owners Arimetco Inc. This portion of the Site is referred to as Operable Unit 8 ("OU8") and was an unfunded liability due to Arimetco's bankruptcy. The Governor responded to the EPA noting that the State will not object to the initiation of the listing process.

On September 9, 2016, via publication in the Federal Register, the EPA proposed 10 new sites for NPL listing.  The Anaconda Copper Mine in Yerington Nevada was one of those ten sites proposed for listing. EPA proposed to list the entire Site despite the fact that there was a responsible party for the operable units other than OU8, Atlantic Richfield Company, which had and continues to perform its obligations at the Site. SPS has a 'Covenant Not to Sue' with the EPA, and believes it qualifies for the 'Bona Fide Prospective Purchaser Defense' to CERCLA liability. The existing contamination at the Site, other than that related to OU 8 is the responsibility of the Atlantic Richfield Company that has been working with EPA to study the contamination, design remedial activities and implement remediation at the Site. SPS's work program at the Bear deposit was not affected by the EPA proposed listing of the Site. Also, SPS does not believe that an NPL listing precludes advancing mineral exploration and development at the Site. Only the Yerington mine site falls within the area of the proposed NPL listing; the Company's other targets in the district occur outside the area of the proposed listing.

In July 2017, NDEP made a formal request to EPA to defer the listing of the Site on the NPL.  Since the original request, NDEP, EPA and Atlantic Richfield have worked toward a deferral of the listing process noted above. In support of a deferral action NDEP and EPA negotiated the terms of a Deferral Agreement, NDEP and Atlantic Richfield negotiated the terms of an Interim Administrative Order on Consent, and Atlantic Richfield and NDEP negotiated a Statement of Work for a Site-Wide Remedial Investigation and Feasibility Study.

In February 2018, the EPA and NDEP signed an agreement that transferred oversight responsibility for remediation of the Yerington mine site from the federal government to the state of Nevada. The deferral agreement requires that the responsible party fund and undertake remedial investigations, feasibility studies and cleanup of the Yerington site consistent with CERCLA standards. The cleanup, which is being overseen by NDEP, must be protective of human health, protective of ecological health, give preference for solutions that are durable over the long term, and will comply with all federal requirements as defined in CERCLA, the NCP and EPA guidance, and any more stringent state requirements.

On June 3, 2019, the Company announced that SPS had entered into an agreement ("ARC-SPS Agreement") with Atlantic Richfield that outlines how the two entities will work together on the Site allowing Atlantic Richfield to complete its remedial activities and the Company to move forward with its development of the Site. The ARC-SPS Agreement is part of a state-regulated, privately-funded solution to long-standing environmental issues associated with previous mining activity at the Anaconda Copper Mine site. SPS has complied with the terms of the agreement as required to date.

The ARC-SPS Agreement memorializes the parties' commitments concerning cooperation, access, property rights, liabilities, federal land acquisition, and ensures preservation of SPS's property and mineral rights. The ARC-SPS Agreement also contains covenants not to sue and indemnification provisions between the parties.

Of particular note, the ARC-SPS Agreement will:

●   Further reduce SPS's risks regarding environmental liabilities at the Yerington site associated with past mining prior to SPS's acquisition in 2011. This includes both the former Anaconda mining operations and the former Arimetco area known as OU8, previously an unfunded liability. ARC has agreed to design, build, operate and fund the remedy for the Arimetco portion of the Site as well as to implement a CERCLA-protective remedy for the Site.

●    Provide SPS with the opportunity to consolidate its land position at Yerington with the possible conversion of certain BLM mining claims into private land transferred to SPS at nominal cost without attached liability for previous mining activity.

●    Dovetail with more comprehensive plans by government agencies to transfer oversight of the Yerington mine site from federal to state jurisdiction under NDEP.

●     Assist in creating a simpler path for mine cleanup and development by way of private land ownership and state oversight.

The ARC-SPS agreement is one part of a larger set of agreements being negotiated among ARC, the EPA, NDEP and the BLM, to permanently address the impacts from previous mining activities by the Anaconda Mining Company and Arimetco Inc. at Yerington. ARC has continued its remediation activities at the site under previous orders by NDEP and the EPA. Once arrangements are completed, it will finalize cleanup of the Yerington site consistent with Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") standards. The cleanup is being overseen by NDEP.

Geology and Mineralization

The Yerington Pit property includes both the Yerington deposit (the "Yerington Deposit") and a portion of the Bear Deposit which represent two of three known porphyry copper deposits in the Yerington copper district. The porphyry systems are hosted in middle Jurassic intrusive rocks of the Yerington Batholith. Unless noted otherwise, the following discussions refer to the Yerington Deposit.

Mineralized porphyry dikes associated with three phases of intrusive activity related to the Yerington Batholith form an elongate body of mineralization that extends 6,600 feet along a strike of N118ºE. The mineralization has an average width of 2,000 feet and has been defined by drilling to an average depth of 250 feet below the Yerington Pit bottom at the 3,800-ft elevation. Because of the economic constraints of low copper prices at the time, many of the 792 historic Anaconda drill holes used in the SPS study were stopped in mineralization and very few were drilled below the 3,400-ft level where the porphyry system remained largely unexplored.

Only four historic holes have actually explored the deep vertical projection of copper mineralization in the pit. Three of the holes were drilled along a single N-S oriented section through the center of the pit. According to M. T. Einaudi in an internal 1970 Anaconda report, the deep drilling program defined a series of nested, concave upward, grade shells that are elongated down the N 70º dip of the dikes with the 0.2% Cu zone extending to approximately the 2,600-ft level; an overall dip distance of 2,200 feet. Although the program encountered an increasing ratio of pyrite to chalcopyrite, there was no indication of a "barren core", the porphyry dikes showed a "remarkable continuity" down dip and molybdenum mineralization became more abundant with increasing depth.

Secondary oxide copper formed much of the upper Yerington Deposit. Chrysocolla was the dominant copper oxide mineral, occurring as fracture coatings and fillings to a depth of approximately 400 feet below the surface. Below the 4,100-ft level, chalcopyrite is the dominant copper sulfide mineral with minor bornite primarily hosted in A-type quartz veins in the older porphyry dikes. The un-mined mineralized material below the current pit bottom is primarily of chalcopyrite mineralization.

Exploration and Drilling Results

Exploration work on the Yerington Pit project commenced with a technical review of all available historical information relating to mineralization in and around the Yerington Pit. A huge inventory of Anaconda data was available at the Anaconda Collection - American Heritage Center, University of Wyoming at Laramie. Approximately 10,000 pages of drill hole records from the library were scanned. The records included drill hole lithology, assays, and/or survey coordinates for almost 800 drill holes. Although some holes contained only lithologic or assay summary information, 892 holes contained adequate detailed assay, hole location and orientation information to be used in a resource estimation. Core from historical drilling left on site by Anaconda was photographed, described and selected intervals from 45 Anaconda core holes were shipped to Skyline Labs for re-assay.

Information obtained from the review of historical information was used to guide a two-pronged program of drilling during the last half of 2011. A total of 21,887 feet were drilled in 42 holes. The core holes and four RC holes were drilled to twin Anaconda core holes, while the remaining RC holes were targeted for expansion of mineralization laterally and below historic drill intercepts along the perimeter of the Yerington Pit.

A drilling program to sample residuals (historic dumps and tailings) at the Yerington Pit site was completed in September 2012. A total of 9,585 feet of sonic drilling in 95 holes have provided material for the characterization of the vat leach tails, heap leach pads, and the W-3 sub-grade waste dump. Selected samples were sent to Metcon Labs in Tucson, Arizona for metallurgical testing. The residuals are referenced in the MacArthur Deposit PEA and the Yerington Technical Report, as "mineralized material" and therefore are neither an NI 43-101 compliant resource nor a historical resource. Additional details regarding the residuals are described in the Yerington Technical Report. The residuals are not included in the resource estimate at the Yerington Pit site or in the MacArthur Deposit PEA or resource estimate at the MacArthur Deposit site.

In 2022, one core drill hole, YM-046, totaling 1,792.5 feet, was drilled beneath the Yerington pit to test for additional sulphide mineralization. The drill hole was located on the central portion of the southern pit rim, angled northeasterly to prospect beneath the pit.  This hole identified both oxide (374 ft of 0.12% TCu) and sulphide (1,222 ft of 0.13% TCu, including 75 ft of 0.23% TCu) mineralization.  A portion of the sulphide mineralization is located beneath the known resource.

In 2022, one core drill hole, MY-001, totaling 668 feet, was drilled at the Montana-Yerington prospect to test for copper oxide and sulphide potential beneath an outcropping phyllic altered leached cap.  Additionally, the drill hole tested for the eastern portion of a sulphide vein that was underground mined in the early 1900s.  The drill hole was located on the south-central edge of the target, angled northerly to test beneath the leached cap.  This drill hole identified two sulphide vein structures, likely associated with the historical underground mining operations.  Intercepts include 23.5 ft of 0.49% TCu and 8.5 ft of 1.64% TCu.  Additionally, a low-grade sulphide intercept was identified below these veins (114 ft of 0.10% TCu) which may be an eastward continuation of the Ann Mason copper deposit.

Sampling, Analysis and Security of Samples

Tetra Tech's review of sample preparation, handling, analyses, and security procedures for the Yerington drilling and sampling program has determined that the Company's current practices meet NI 43-101 and CIM defined requirements.

Samples taken during the period from 1952 to 1979, when Anaconda operated the Yerington Pit, including samples used for the determination of mine head grades, lithology, densities, and metallurgical performance were determined by Tetra Tech to be representative of the deposit. While no details are available regarding Anaconda's exact assaying protocol and quality control during the period the Yerington Pit copper mine was operating, public records of profit and cost confirmed that the techniques and procedures implemented conformed to industry standards for that era.

SPS explored the Yerington Pit copper property with both RC and diamond core drilling methods. The drilling program was supervised in the field by the project geologist for monitoring recovery, proper sample handling and accuracy in labeling. Approximately 4,300 samples were collected during the 2011 program and shipped for sample analyses. The samples were analyzed for total copper (TCu), gold, and a 47-element trace element package. Samples representing oxide mineralization and acid soluble sulfide copper were also analyzed for acid soluble copper and for ferric sulfate soluble copper. Rock quality designations ("RQD") and magnetic susceptibility measurements were taken on all core which was photographed following geologic logging.

The RC samples are collected in a conventional manner via a cyclone and standard wet splitter, placed in cloth bags that are pre-marked by SPS personnel at five-foot intervals and include a numbered tag inserted into a plastic bag bearing the hole number and footage interval. Collected samples, weighing approximately 15 to 20 pounds each, are wire tied and then loaded onto a ten-foot trailer with wood bed allowing initial draining and drying. Each day SPS personnel or the drillers at the end of their shift, haul the samples to SPS's secure sample preparation warehouse in Yerington, Nevada where the samples are dried, loaded on plastic lined pallets, weighed, and trucked by Skyline Assayers and Laboratories ("Skyline") personnel to Skyline's sample preparation facility in Battle Mountain, Nevada. A chain of custody form accompanies all shipments from Yerington to Battle Mountain. Once Skyline preps each sample in its Battle Mountain facility, approximately 50-gram sample pulps are air-freighted to Skyline's analytical laboratory in Tucson, Arizona for analyses and assay.

Samples from the core drilling program are handled in a similar manner. Core samples with a diameter of approximately 2.75 -inches (HQ) are placed in wax-impregnated, ten-foot capacity cardboard boxes and delivered to SPS's secure sample warehouse in Yerington, Nevada by the drill crew following each 12-hour shift. The core is logged by a SPS geologist who marks appropriate sample intervals (one to nominal five feet) with colored flagging tape. Lines are marked along the length of core with red wax crayons to indicate where the core piece should be sawed. Each core box, bearing a label tag showing drill hole number, box number, and box footage interval, is then photographed. RQD, magnetic susceptibility, and recovery measurements are taken. Core is then loaded on a pallet, shrink wrapped, and secured with wire bands for trucking by Skyline personnel to Skyline's sample preparation facility in Battle Mountain, Nevada. The core is sawed in half by Skyline personnel, one half designated for sample preparation/assay, the second half placed in its core box for return to SPS. Chain of custody procedures for core shipments picked up by Skyline at the SPS core shed follow the format for RC samples.

Drilling samples from the Yerington Pit project were analyzed by Skyline in Tucson, Arizona, which is accredited by the American Association for Laboratory Accreditation (A2LA - certificate no. 2953.01) and by ISO17025-compliant ALS Minerals Laboratories in Sparks, Nevada. SPS implements a quality assurance and quality control assay protocol whereby either one blank or one standard is inserted with every ten samples into the assay stream. Rejects from the previously analyzed samples are sent to ALS Minerals in Reno, Nevada for check assays.

Future Work Plans

Lion CG believes the Yerington Pit project has potential for additional copper resources. Historic and current drilling data indicate that horizontal and vertical limits to the mineralization at the Yerington Pit have not yet been found. Additional exploration and in-fill drilling are being considered in an attempt to both expand and upgrade the current copper resources of the project prepared under NI 43-101 subject to financing. Historic and current drilling data indicate that horizontal and vertical limits to the mineralization at the Yerington Pit have not yet been found.

c. Bear Prospect, Nevada

The Bear deposit is located south-southeast of the MacArthur Project and is a large porphyry copper system that was discovered and partially delineated by Anaconda in the 1960s and by Phelps Dodge in the 1960s and 1970s. The deposit is open in several directions and was previously never consolidated under single owner.  Lion CG currently controls the Bear deposit through private land option agreements covering over 2,300 acres.  Additionally, Lion CG has data from 49 holes totaling 126,400 feet that defines a system covering an area of at least 2 square miles. The portion of the deposit controlled by Anaconda in the 1960s covered approximately 25% of this area. It has been estimated that the Anaconda drilling program defined more than 500,000,000 tons of mineralized material with an average copper grade of 0.40% (Dilles and Proffett, 1995).

The Company has five option agreements, entered from March 2013 to May 2015, to acquire a 100% interest in private land in Yerington, Nevada, known as the Bear deposit. Under the terms of these option agreements, as amended, the Company is required to make $5,673,000 in cash payments over 15 years ($5,222,000 paid) to maintain the exclusive right to purchase the land, mineral rights, and certain water rights and to conduct mineral exploration on these properties. Two of the properties are subject to a 2% NSR which can be reduced to a 1% NSR for consideration of $1,250,000.

Outstanding payments to keep the five option agreements current are as follows, by year:

• $193,000 due in 2022 (paid);

• $201,000 due in 2023; and

• $50,000 due yearly from 2024 to 2028.

Outstanding purchase payments under the five option agreements are as follows:

• $1,250,000 for Taylor, purchase option expiring April 4, 2023. The Company is in the process of negotiating an extension;

• $250,000 for Chisum, purchase option has no expiry date, $50,000 per year payment required for continuation;

• $5,000,000 for Yerington Mining, purchase option expiring in 2024;

• $8,975,000 for Circle Bar N, purchase option expiring in 2024; and

• $22,770,000 for Desert Pearl, purchase option expiring in 2029.

From 2015 to 2016, SPS conducted a drill program consisting of six holes totaling 20,474 feet.  Four of the holes extended known mineralization 2,000 feet N-NE by 3,000 feet NW-SE with intercepts averaging about 1,000 feet, ranging in grade from 0.14% to 0.42% TCu.

The Bear Deposit was discovered in 1961 by Anaconda condemnation drilling in the sulfide tailings disposal area and was further delineated in the 1960s and 1970s. Currently the deposit is open in several directions and has never been consolidated under a single owner. A part of Lion CG's recently acquired acreage was not previously accessible for exploration and is adjacent to the highest grade mineralization discovered during previous exploration of the area.

The Bear Deposit is a large porphyry copper system that occurs below 500 to 1,000 feet of valley fill and volcanic rocks of Tertiary age. Mineralization occurs predominantly in quartz monzonite, border phase quartz monzonite, and quartz monzonite porphyry dikes of Jurassic age. There does not seem to be any relation between the Jurassic rock type and the sulfide occurrence. Copper mineralization occurs most commonly as chalcopyrite with minor bornite within platings and veinlets of fresh feldspar and shreddy biotite. No copper oxide mineralization is present and only minor occurrences of chalcocite have been noted. Molybdenite is a common sulfide within the deposit, usually occurring with the best copper mineralization. However, only about 20% of the historic core samples have been analyzed for molybdenite and more studies are necessary to better understand its average grade and distribution.

The deposit is displaced by the gently east-dipping normal fault known as the Bear fault. The fault is defined by strongly sheared dark clay gouge with andesite and sulfide fragments. On the western part of the deposit the mineralization occurs within the foot wall of the fault while to the east the mineralization occurs deeper within the hanging wall.

The Bear Deposit is prospective because of its very large size, historic drilling and potential for higher grades than district averages. Molybdenum could also represent a by-product credit.

Acquisition and exploration costs incurred by the Company for the Bear Deposit to December 31, 2022 were $1.9 million (2021 - $1.7 million) net of option payments made.

d. Wassuk, Nevada

The Company has an option, as further amended, to earn a 100% interest in certain unpatented mining claims in Lyon County, Nevada, over ten years and is required to make $1,405,000 in cash payments (paid) and incur a work commitment of $50,000 by December 31, 2021 (completed). During 2021 two final option payments of $125,000 due by August 1, 2021, and the final $125,000 due by October 10, 2021, were both paid and form part of the total payments of $1,405,000.

The property is subject to a 3% NSR royalty which can be reduced to a 2% NSR royalty for consideration of $1,500,000.

As at December 31, 2022, the Company had satisfied all obligations of the Wassuk property, allowing the Company to exercise their right to acquire 100% interest in the property. On January 14, 2023, the Company exercised this right, and transfer of claims are expected to occur in April 2023.

e. Groundhog Prospect, Alaska

The Groundhog copper project is a 54,880-acre property situated in an established copper porphyry belt situated 200 miles southwest of Anchorage, Alaska. It is located on State of Alaska claims covering the northern extension of a 10-kilometer wide north-northeast trending structural zone that hosts a number of porphyry copper-gold prospects.

Lion CG signed a lease agreement dated April 20, 2017, further amended, with Chuchuna Minerals Company ("Chuchuna"), an Alaska corporation, giving Lion CG an option to purchase a 90% interest in the Groundhog copper prospect. Lion CG committed to funding $1 million for exploration in the first year of the agreement, and a minimum of $500,000 in each of the following seven years. Lion CG can earn its 90% interest in Groundhog by providing a total of $5 million in funding for exploration over seven years, and by paying Chuchuna a lump sum of $3 million by the end of the final year. Lion CG has no obligation to exercise its option and can terminate the agreement at its discretion annually. Chuchuna will be the operator of the project and will plan, implement and manage exploration field programs as set out in a budget and work plan approved by Lion CG.

During 2019, the Company completed a 1,664 line kilometer ZTEM and magnetic survey covering 165 square miles of the Groundhog property. Sixty additional claims were staked together with a modest program of surface sampling and mapping. The survey identified 19 targets that are worthy of follow-up. A limited geologic reconnaissance program over the strongest ZTEM anomalies did not identify any significant geochemical anomalies, due primarily to thick overburden and scarce outcrop.

In May 2020, the Company filed an independent technical report on Groundhog which supports its assessment that the property has potential to host copper-gold mineralization similar to the nearby Pebble deposit.

If Lion CG exercises its option to acquire 90% of Groundhog, Chuchuna and Lion CG will enter into a joint venture agreement. Chuchuna will retain a 10% interest in the property carried to production, and a NSR of 1.75%. Within the first ten years Lion CG may purchase 50% of the NSR by paying Chuchuna $25,000,000.

On December 13, 2022, the Groundhog property was transferred from Lion CG to Blue Copper Resources Corp.

2021 and 2022 Exploration

The Company has met the annual work commitments required to spend a minimum of $160,000. The Company incurred exploration expenditures of $166,000 for the year-ended December 31, 2021. In addition, the Company incurred exploration expenditures of $107,000 for the year-ended December 31, 2022.

Future plans

Previous geologic, geochemical, and geophysical studies conducted on the property by a major international mining company, identified a number of large, high priority, magnetic and induced polarization (IP) targets. It is the intention to evaluate these, and other targets identified by more recent work by Chuchuna, by mapping, sampling, additional IP geophysical surveying and drilling.

f. Butte Valley, Nevada

The Butte Valley Property is a large potential project, based on amplitude of magnetic anomaly, size of IP anomaly and volume of alteration system drilled to date with the main following characteristics:

● Near the Robinson porphyry copper deposit held by KGHM

● 38 miles NNW of Ely, Nevada

● 21 square miles of claims

The Company entered into an option agreement dated August 22, 2019, as amended on December 6, 2019 and July 30, 2021, with North Exploration, to purchase a 100% interest in six hundred unpatented mining claims in White Pine County, Nevada, for $600,000 over five years. North Exploration will retain a 2.5% NSR, of which 1% can be purchased for $1,000,000. A further 0.5% NSR can be purchased within the first ten years after the option is exercised for $5,000,000.

On December 3, 2019, the Company entered into an option agreement with Nevada Select Royalty, Inc. ("Nevada Select Royalty"), to purchase a 100% interest in seventy-eight unpatented claims in White Pine Country, Nevada associated with the Butte Valley Property for $250,000 over five years. Nevada Select Royalty will retain a 2% NSR, of which 1% can be purchased by the Company during the ten-year term of the option for $10,000,000.

On January 26, 2022, the Company entered into a property acquisition agreement to assign its options to acquire the Butte Valley Property to Falcon Butte.

Pursuant to the agreement, Lion CG's 100% owned subsidiary Quaterra Alaska, Inc. will be granted an equity position in Falcon Butte. In addition, Quaterra Alaska, Inc. will maintain a 1.5% NSR on each of the Butte Valley Property optioned properties, which is subject to a buy-down to a 1.0% NSR in exchange for a payment of $7,500,000 per property (the "Butte Valley Royalty").

On April 5, 2022, the Company received 16,049,444 shares in Falcon Butte (the “Falcon Butte Shares”), a private British Columbia company, in connection with a property acquisition agreement to assign the Company’s options to acquire the Butte Valley Property. In addition, the Company received a payment of $500,000 from Falcon Butte as a reimbursement of exploration expenditures and related costs incurred by the Company on the Butte Valley Property. At the time of acquisition, the Falcon Butte Shares represented 25.54% of shares outstanding, or 20.48% of the potential voting rights of Falcon Butte (which includes unexercised warrants). Concurrently, Falcon Butte completed a private placement of 15,531,130 units at a price of C$0.20 per unit for total proceeds of C$3,106,226. Each unit consists of one common share and one non-transferable common share purchase warrant exercisable for 24 months at an exercise price of C$0.30 per share. As at December 31, 2022, the Company’s share ownership was reduced to 19.44%.

On April 13, 2022, the Company amended the assignment agreement. Pursuant to the addendum, Falcon Butte will pay a total of $500,000 in exchange for a 0.5% buy-down and retirement of certain NSRs held by the Company. The Company will retain a 0.5% NSR. As of September 30, 2022, the Company has received $500,000.

On December 13, 2022, the Butte Valley Royalty rights were transferred from Lion CG to Blue Copper Resources Corp.

g. Chaco Bear and Ashton, British Columbia

The Chaco Bear Property is in Northern British Columbia, Canada. The project is situated in the Omineca Mining Division, and approximately 5 kilometers west of Bear Lake that is 155 kilometers due north of Smithers. The property is comprised of five contiguous tenures that total 2,807.104 Ha. The Chaco Bear is geologically located within the Stikine Terrane - Mineralization hosted by the Telkwa Formation of the Hazelton Group, separated from the younger Hazelton formations by a major unconformity. This is the same host rocks as the Golden Triangle.

The property has been explored at various times and to different levels since the late 1940s and more seriously since in the late 1960s. The current surface level of erosion is interpreted to be too shallow to allow exposure of more concentrated mineralogy and this may be concealed laterally and at depth.

On August 25, 2021, the Company entered into a non-binding letter of intent (the "LOI") with Houston Minerals Ltd. ("Houston") setting forth the terms of an option whereby the Company may acquire a 100% interest in the Chaco Bear Property located directly east of the Golden Triangle of British Columbia, and the Ashton Property located near Lytton, British Columbia (collectively, the "Properties").

Under the terms of the LOI, the Company and Houston proposed to enter into a definitive agreement whereby the Company can earn up to a 100% interest in the Properties by making the following issuances and payments over a four-year period:

●    issuing 8,000,000 common shares of the Company on closing (issued on March 17, 2022);

●    making annual lease payments on the Properties after 2021;

●    incurring C$150,000 of exploration expenditures on the Chaco Bear Property and C$50,000 of exploration expenditures on the Ashton Property before the end of 2021 for C$200,000 (paid);

●   incurring exploration expenditures of at least the value of the annual assessment multiplied by 1.5 for periods after 2021 (claims were renewed and extended through to early 2025, resulting in no obligation on exploration expenditures until 2024);

●   paying C$1,500,000 for the Chaco Bear Property and C$1,000,000 for the Ashton Property on or before 4 years from the closing, which amounts are payable in cash or common shares of the Company; and

●   making annual advance royalty payments in the fourth and fifth year from the closing in the amounts of C$250,000 on the Chaco Bear Property and C$150,000 on the Ashton Property.

On September 17, 2021, the parties agreed to an amendment to the LOI to include a 2.5% NSR on each property. Prior to feasibility, the Company may reduce the NSR to 1.0% on the Chaco Bear Property in consideration for a payment of C$6,000,000 and 1.0% on the Ashton Property for a payment of C$3,000,000. Post feasibility, the Company may purchase the remaining 1.0% NSR on the Chaco Bear Property for C$12,000,000 and the remaining 1.0% NSR on the Ashton Property for C$6,000,000.

On January 26, 2022, the Company entered into an option agreement with Houston to replace the LOI dated August 25, 2021. Pursuant to the terms of the option agreement, the Company may acquire a 100% interest in the Chaco Bear Property located directly east of the Golden Triangle of British Columbia, and the Ashton Property located near Lytton, British Columbia, subject to a 2.5% net smelter returns royalty.

The consideration terms under the terms of the option agreement are unchanged from the LOI except that the term of the option has changed from a four year period to a ten year period and annual advance royalty payments in the amounts of C$250,000 on the Chaco Bear Property and C$150,000 on the Ashton Property are to be paid starting on the fifth year from closing through to the ninth year from closing instead of only in the fourth and fifth years from the closing. All other consideration terms remain unchanged.

In addition, commencing on January 31, 2022, and on January 31 of each year thereafter during the option period, Lion CG shall pay the following option maintenance fees to Houston: (a) C$60,000 in respect of the Chaco Bear Property; and (b) C$40,000 in respect of the Ashton Property.

On March 16, 2022, the Company closed its previously announced option agreement with Houston by issuing 8,000,000 common shares of the Company to Houston and funding an initial work program of C$200,000 on the properties in consideration for the grant of the option. The Company may exercise the option for a period of up to ten years to acquire (i) the Chaco Bear property by paying C$1,500,000 to Houston, in cash or in common shares of the Company at the Company’s option; and/or (ii) the Ashton Property by paying C$1,000,000 to Houston in cash or in common shares of the Company at the Company’s option, and in either case common shares will be valued using the volume weighted average trading price of the Company’s common shares for the twenty trading day period ending three trading days prior to the date of issuance of such Lion CG shares, with such cash payments being subject to a discount of between 5% and 15% based on the timing of exercise and cumulative exploration expenditures incurred as at the time of exercise. Houston will retain a 2.5% net smelter returns royalty on any of the Properties for which an option has been exercised by the Company.

Additional exploration targets

●   Potential for epithermal gold and related base metal mineralization

●   Target deposit types are:

a) High grade epithermal gold-silver vein and/or network vein mineralization hosted in the andesite-dacite volcanics

b) Porphyry-copper-gold prospect (Rusty Lake Area)

c) Strata-controlled bedded replacement bodies within the Hazelton Group volcanics or in the deeper unexposed country rocks

●   Property is inadequately explored by field methods of mapping, rock chip sampling, and drill tests of anomalous mineralized areas

●   Broader application of field exploration methods combined with appropriate geophysical surveys will define new exploration targets throughout the property.

h. Ashton Property, British Columbia

Ashton Property are location within 10 km of Lytton in southern BC at the Spences Bridge Gold Belt at 19 km south of Spences Bridge on the east bank of the Thompson River within a few hundred meters of the Trans‐Canada Highway and the mainline of the Canadian Pacific Railway History

The going forward exploration strategy, includes additional geological mapping and surface prospecting, further mapping and surface sampling will be focused on the southern portion of the Ashton Project where there is extensive gold in soil anomalies. drilling to evaluate a potential gold skarn  and the propylitic alteration on the project area will be further investigated for other mineralized stocks.

History

The Ashton Property is a composite copper-gold and project in south eastern British Columbia and located some 170 km northeast from Vancouver and 15 km east of the town of Lytton. The project consists of seven contiguous claims that that comprises an area of 1429 hectares. The northern boundary of the property lays a few hundred metres south of the Trans-Canada Highway (Fraser Canyon) and the mainline of the Canadian Pacific Railway. The surrounding infrastructure provides all the required features required to expedite the development of a low capital and profitable mining operation. The major Highland Valley Copper operations are located some 40 km to the northeast and independently validate the potential of this project.

Local geology and alteration

Strong propylitic alteration at Ashton indicates the presence of a concealed porphyry system

  Situated near, and likely a major source for, the famous Nicoaman placer gold deposits that sparked the Thompson River gold rush
  Propylitic alteration of a diorite intrusive can be subdivided into a central actinolite dominant zone and a more distal epidote-chlorite-calcite zone
  The central actinolite altered zone containing actinolite, epidote, chlorite, and calcite covers an area approximately 100 m X 100 m
  Correlates with some of the best MMI and soil sample copper anomalies
  Minor phyllic alteration also present in central zone
  The chlorite-epidote-calcite zone extends up to 500 m from the central actinolite alteration zone

Additional gold potential

Gold mineralization is found to the south of the copper porphyry at Ashton (MMI anomaly) and additional gold pathfinder elements are associated with Au anomaly (As, Te, Hg, Sb, Se, and Ag). Epithermal gold can have a direct relationship with a porphyry system and low sulfidation gold deposits are laterally displaced from the magmatic porphyry (Sillitoe Model). This gold area is a large, underexplored target in the southern area of Ashton.

Exploration strategy

The exploration strategy includes additional geological mapping and surface prospecting, further mapping and surface sampling will be focused on the southern portion of the Ashton Project where there is extensive gold in soil anomalies. drilling to evaluate a potential gold skarn  and the propylitic alteration on the project area will be further investigated for other mineralized stocks.

Letter of Intent and Definitive Agreement

See Chaco Bear property discussion above.

i. Blue Copper Prospect

During the year ended as of December 31, 2021, the Company's acquired and staked a district scale exploration and resource discovery opportunity (the "Blue Copper Prospect"), comprising more than 7,430 acres in Powell County and Lewis & Clark County in Montana, USA.  The area is prospective for high grade copper-gold skarns and porphyry copper-gold mineralization. The claim block encompasses a group of more than 14 historic small mines that produced high grade gold, copper and tungsten.

As a part of the Blue Copper Prospect, Blue Copper LLC entered into a purchase agreement with Four O Six Mining & Exploration LLC ("406 Mining") to acquire certain existing and additional unpatented mining claims. In exchange for the unpatented mining claims, as part of the closing of the transaction, on February 17, 2022, the Company issued 1,500,000 common shares in the capital of the Company and the subsidiary provided a NSR of 2.0% with a buy-down of 1.0% NSR for $1,500,000.

The Blue Copper Prospect, located approximately 25 miles WNW of Helena, Montana, is centered on the Late Cretaceous Blackfoot City Stock (the "BCS"), which was intruded into the Black Mountain syncline, composed primarily of a Paleozoic sequence of limestone, dolomite, shale and sandstone. The BCS crystallized at the same time as the nearby Boulder batholith, which is host to the world-famous Butte copper mines. The area is prospective for high grade copper-gold skarns and porphyry copper-gold mineralization.

The claim block encompasses a group of more than 14 historic small mines that produced high grade gold, copper and tungsten. Importantly, the streams draining the BCS have a recorded production of almost 200,000 ounces of placer gold through 1959, although the actual production was most likely much higher. Despite the extensive placer production, only one lode gold mine operated historically and produced less than 10,000 ounces. Several major companies conducted exploration programs in the area during the late 1980s and early 1990s. The Company is currently acquiring, compiling and interpreting historic data to develop a 2022 work plan which will be provided when available.

Blue Copper LLC has staked an additional 131 claims to expand the Blue Copper Prospect. The Company has provided a NSR of 2.0% with a buy-down of 1.0% NSR for $600,000 to 406 Mining for these claims.

On February 14, 2022, as a part of the closing of the Blue Copper Prospect transaction, the Company issued 1,500,000 common shares.

On October 28, 2022, Blue Copper LLC entered into a mining lease agreement with Snowshoe Creek LLC ("Snowshoe"), a Montana limited liability company owned by the CEO of the Company. Pursuant to the Agreement, Snowshoe will lease the Arnold, Snowbird and Montana property, including the patented mining claims on such property, to Blue Copper LLC for a term of 20 years and extendable on sole discretion of Blue Copper LLC.

As consideration, 15,000,000 preferred stock in Blue Copper Resources Corp. was issued to the CEO of the Company. The transaction was measured using the fair value of the asset received as the cost was more clearly evident. The fair value of the asset received was calculated using the original cost incurred to acquire the property and was determined to be $500,000.

ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings and, to the best of our knowledge, none of our properties or assets are the subject of any pending legal proceedings.

ITEM 4.  MINE SAFETY DISCLOSURES

The Company has no active mining operations or dormant mining assets currently and has no outstanding mine safety violations or other regulatory safety matters to report.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The principal market on which our common shares are traded is the TSX Venture Exchange under the symbol "LEO". Our common shares also trade on the OTCQB under the symbol "LCGMF."

Exchange Rates

We maintain our books of account in United States dollars and references to dollar amounts herein are to the lawful currency of the United States except that we are traded on the TSX Venture Exchange and, accordingly, stock price quotes and sales of stock are conducted in Canadian dollars (C$). The following table sets forth, for the periods indicated, certain exchange rates based on the noon rate provided by the Bank of Canada. Such rates are the number of Canadian dollars per one (1) U.S. dollar (US$). The high and low exchange rates for each month during the previous six months were as follows:

	High	Low
February 2023	1.3622	1.3312
January 2023	1.3658	1.3314
December 2022	1.3687	1.3468
November 2022	1.3749	1.3288
October 2022	1.3856	1.3547
September 2022	1.3726	1.298

The following table sets out the exchange rate (price of one U.S. dollar in Canadian dollars) information as at each of the years ended December 31, 2022 and 2021.

	Year Ended December 31 (Canadian $ per U.S. $)
	2021	2022
Rate at end of Period	1.2678	1.3544
Low	1.2040	1.2451
High	1.2942	1.3856

Shareholders

As of March 9, 2023, there were 267 registered holders of record of the Company's common shares and an undetermined number of beneficial holders.

Securities Authorized for Issuance under Compensation Plans

The following table sets forth information as of December 31, 2022, respecting the compensation plans under which shares of the Company's common shares are authorized to be issued.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	34,947,617(1)	$0.11(2)	26,339,841(3)
Equity compensation plans not approved by security holders	Nil	Nil	Nil
Total	34,947,617	$0.11	26,339,841

(1)   29,614,283 stock options and 5,333,334 restricted share units.

(2)   Weighted-average exercise price of 29,614,283 stock options.

(3) 24,997,327 shares available for issuance under the Company's restriction share unit plan and 1,342,514 shares available for issuance under the Company's stock option plan.

Recent Sales of Unregistered Securities

On February 17, 2022, pursuant to closing of the Blue Copper Prospect transaction, the Company issued 1,500,000 common shares with a fair value of $119,000.

On March 17, 2022, the Company issued 8,000,000 common shares with a fair value of $506,000 pursuant to the option agreement with Houston Minerals Ltd. to acquire a 100% interest in the Chaco and Ashton properties.

On April 25, 2022, the Company agreed to settle outstanding debt of C$80,000 with a creditor by issuing 800,000 common shares of the Company at a deemed price of C$0.10 per share. The amount of indebtedness represents an outstanding account for services provided to the Company.

On June 17, 2022, the Company completed a private placement of unsecured convertible debentures for gross proceeds of $1,075,000 (the “June Debentures”). The June Debentures bear interest at a rate of 14% per annum and mature on February 17, 2024. The June Debentures may be converted into shares of the Company at $0.067 per share until June 17, 2023 and thereafter at $0.078 per share. The holder has the option to elect to be repaid in kind at any time prior to maturity of the June Debentures by way of the Falcon Butte Shares at the rate of $0.25 per Falcon Butte Share, provided that any June Debenture held by an insider of the Company requires prior stock exchange approval prior to being repaid in kind. In connection with the sale of the June Debentures, the Company issued to the purchasers one detachable warrant (a “June Warrant”) for every $0.06 of principal amount of the June Debentures subscribed for. The Company issued 16,044,774 June Warrants in connection with the second tranche of the June Debenture Financing. Each June Warrant entitles the holder to acquire a common share of the Company at a price of $0.067 for a period of 20 months.

On June 29, 2022, the Company issued 2,000,000 common shares in connection with warrants exercised for proceeds of $100,000.

On July 5, 2022, the Company issued 1,212,121 common shares with a fair value of $75,000 to settle outstanding debt of $77,000 and recognized a gain on the settlement of $2,000.

On July 8, 2022, the Company completed a second tranche of its private placement of unsecured convertible debentures for gross proceeds of $925,000 (the "July Debentures"). The July Debentures are unsecured, and bear interest at 14% per annum payable annually. The July Debentures may be converted into shares of the Company at $0.0067 per share until July 8, 2023 and thereafter at $0.078 per share. The holder has the option to elect to be repaid in kind at any time prior to maturity of the July Debentures by way of the Falcon Butte Shares at the rate of $0.25 per Falcon Butte Share, provided that any July Debenture held by an insider of the Company requires prior stock exchange approval prior to being repaid in kind. In connection with the sale of the July Debentures, the Company issued to the purchasers one detachable warrant (a "July Warrant") for every $0.06 of principal amount of the July Debentures subscribed for. The Company issued 13,805,964 July Warrants in connection with the second tranche of the July Debenture Financing. Each July Warrant entitles the holder to acquire a common share of the Company at a price of $0.067 for a period of 20 months.

On July 28, 2022, the Company issued 1,333,333 common shares, with a fair value of $93,000 in relation to the release of 1,333,333 restricted share units.

On August 23, 2022, the Company issued 915,910 common shares with a fair value of $49,000 to settle outstanding debt of $61,000 and recognized a gain on the settlement of $12,000.

On March 2, 2023, the Company completed private placement of unsecured convertible debentures for gross proceeds of $1,306.172 (the “December Debentures”). The December Debentures are unsecured, and bear interest at 14% per annum payable annually. The December Debentures may be converted into shares of the Company at $0.07 per share until January 2, 2024 and thereafter at $0.074 per share. The holder has the option to elect to be repaid in kind at any time prior to maturity of the December Debentures by way of the Falcon Butte Shares at the rate of $0.28 per Falcon Butte Share, provided that any December Debenture held by an insider of the Company requires prior stock exchange approval prior to being repaid in kind. In connection with the sale of the December Debentures, the Company issued to the purchasers one detachable warrant (a “December Warrant”) for every $0.07 of principal amount of the December Debentures subscribed for. Each December Warrant entitles the holder to acquire a common share of the Company at a price of $0.07 for a period of 20 months.

On March 2, 2023, the Company completed a financing of its U.S. controlled subsidiary Blue Copper Resources Corp. (“Blue Copper”), a Wyoming corporation that holds the Blue Copper prospect. Pursuant to the financing, Blue Copper received an aggregate of $2,000,000 through the sale of shares of its common stock by way of private placement, and a further $867,500 pursuant to the conversion of Simple Agreement for Future Equity (“SAFE”) notes. Following the financing of Blue Copper, the Company retains a 48.8% interest in Blue Copper. The proceeds will be applied to advance exploration of the Blue Copper prospect and to pursue other greenfields exploration targets.

Purchases of Equity Securities by the Company and Affiliated Purchasers

Neither the Company nor an affiliated purchaser of the Company purchased common shares of the Company in the year ended December 31, 2022.

ITEM 6.  [Reserved]

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The Management's Discussion and Analysis of Financial Conditions and Results of Operations of the Company are attached to this report following the signature page.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of the Company and the notes thereto are attached to this report following the signature page and Certifications.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

For the fiscal years ended December 31, 2022 and 2021, we did not have any disagreement with our accountants on any matter of accounting principles, practices, or financial statement disclosure.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management, including our principal executive officer and our principal financial officer, evaluated the effectiveness of disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based on that evaluation, the principal executive officer and principal financial officer concluded that as of the end of the period covered by this report, the Company has maintained effective disclosure controls and procedures in all material respects, including those necessary to ensure that information required to be disclosed in reports filed or submitted with the SEC (i) is recorded, processed, and reported within the time periods specified by the SEC, and (ii) is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow for timely decision regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) of the Exchange Act). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022, using criteria established in Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Even an effective internal control system, no matter how well designed, has inherent limitations, including the possibility of human error and circumvention or overriding of controls and therefore can provide only reasonable assurance with respect to reliable financial reporting. Furthermore, the effectiveness of an internal control system in future periods can change with conditions.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022, based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, management concluded that, as of December 31, 2022, we had one deficiency which results in a more than remote likelihood that a material misstatement of the annual or interim consolidated financial statements, thereby comprising a material weakness: the lack of adequate resources allocated to the Company's financial reporting function for complex transactions. In order to address this deficiency, management will augment its finance function with additional resources to review complex and non-routine transactions.

Changes in Internal Control

There have been no changes in internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

Information with respect to Items 10 through 14 is set forth in the definitive Proxy Statement to be filed with the Securities and Exchange Commission on or before April 30, 2022, and is incorporated herein by reference.  If the definitive Proxy Statement cannot be filed on or before April 30, 2023, the Company will instead file an amendment to this Form 10-K disclosing the information with respect to Items 10 through 14.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

Financial Statements and Management's Discussion and Analysis

The following Consolidated Financial Statements are filed as part of this report.

Description	Page
Financial statements for the years ended December 31, 2022 and 2021 and audit reports thereon.	F-1 - F41
Management's Discussion and Analysis for the years ended December 31, 2022 and 2021.	F-42 - F-66

Exhibits

The following table sets out the exhibits filed herewith or incorporated herein by reference.

Exhibit	Description
3.1(4)	Certificate of Incorporation and Certificates of Change of Name
3.2(1)	Notice of Articles dated December 8, 2021
3.3(2)	Articles dated June 21, 2018
10.1(4)	Stock Option Plan and RSU Plan
10.2(3)	Shareholder Rights Plan dated June 21, 2018
10.3(4)	Management Contract with Charles Travis Naugle
19.1(4)	Insider Trading Policy
21.1(4)	List of Subsidiaries
31.1(4)	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934 of the Principal Executive Officer
31.2(4)	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934 of the Principal Financial Officer
32.1(4)	Section 1350 Certification of the Principal Executive Officer
32.2(4)	Section 1350 Certification of the Principal Financial Officer
101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1) Previously filed as exhibit to the Form 20-F/A filed May 31, 2022 and incorporated herein by reference.

(2) Previously filed as exhibit to the Form 20-F filed April 30, 2020 and incorporated herein by reference.

(3) Previously filed as exhibit to Form 6-K filed June 26, 2018 and incorporated herein by reference.
(4) Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LION COPPER AND GOLD CORP.

By: "Stephen Goodman"

Stephen Goodman

President and Chief Financial Officer

Date:    March 31, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures		Date

"Charles Travis Naugle"	Chief Executive Officer and	March 31, 2023
Charles Travis Naugle	Director (Principal Executive Officer)

"Stephen Goodman"	President, Chief Financial Officer and Director	March 31, 2023
Stephen Goodman	(Principal Financial and Accounting Officer)

"Thomas Patton"	Chairman and Director	March 31, 2023
Thomas Patton

"Tony Alford"	Director	March 31, 2023
Tony Alford

"Thomas Pressello"	Director	March 31, 2023
Thomas Pressello

Lion Copper and Gold Corp.

(Formerly Quaterra Resources Inc.)

Consolidated Financial Statements

For the years ended December 31, 2022 and 2021

(Expressed in thousands of U.S. Dollars)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Lion Copper and Gold Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Lion Copper and Gold Corp. (the Company) as of December 31, 2022 and 2021, and the related consolidated ‘statements of operations, changes in stockholders; equity, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the consolidated financial statements).

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022 and 2021, and the results of its consolidated operations and its consolidated cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Material Uncertainty Related to Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2021. Vancouver, Canada March 20, 2023	“MNP LLP” Chartered Professional Accountants
1930

Lion Copper and Gold Corp.

Consolidated Balance Sheets
As at December 31, 2022 and 2021

(In thousands of U.S. Dollars)

	Note	December 31, 2022	December 31, 2021

ASSETS

Current assets
Cash		$1,365	$842
Other receivables		7	6
Prepaid and deposit		56	43
		1,428	891

Mineral properties	4,13	7,884	6,821
Reclamation bonds		23	35
Investment in associate	5	1,504	-
Total assets		$10,839	$7,747

LIABILITIES

Current liabilities
Accounts payable		$232	$358
Accrued liabilities		4	1,000
Rio Tinto Deposit	6	613	-
SAFE Notes	10	1,131	-
Derivative liabilities	8	4	55
		1,984	1,413

Convertible debentures	8,9,13	1,874	-
Total liabilities		3,858	1,413

Stockholders' equity
Share capital, No par value, unlimited common shares authorized; 309,567,975 issued and outstanding (2021 - 293,806,611)	11	105,384	104,340
Additional paid-in capital	12	23,043	22,012
Deficit		(121,834)	(120,018)
Non-controlling interest	7	388	-
Total stockholders' equity		6,981	6,334
Total liabilities and stockholders' equity		$10,839	$7,747

NATURE OF OPERATIONS AND GOING CONCERN (Note 1)

COMMITMENTS (Note 15)

CONTINGENCIES (Note 16)

SUBSEQUENT EVENTS (Note 19)

Approved on behalf of the Board of Directors on March 20, 2023:

/s/ "Travis Naugle"	/s/ "Stephen Goodman"
Chief Executive Officer	President & Chief Financial Officer

The accompanying notes form an integral part of these consolidated financial statements.

Lion Copper and Gold Corp. Consolidated Statements of Operations For the years ended December 31, 2022 and 2021 (In thousands of U.S. Dollars, except for shares and per share amounts)

		For the years ended December 31,
	Note	2022	2021

Operating Expenses
Exploration expenditures	4	4,302	3,642
General office		$140	$58
Interest		144	-
Insurance		61	30
Investor relations and corporate development		52	206
Proceeds from Rio Tinto	6	(3,237)	-
Professional fees		715	493
Rent		14	13
Salaries and benefits	13	733	938
Share-based payments	12,13	1,173	1,077
Transfer agent and regulatory		104	108
Travel		54	87
Operating loss		(4,255)	(6,652)

Non-operating Income/(expenses)
Fair value (loss) gain on derivative liabilities	8	429	(4)
Foreign exchange gain		13	11
Gain on settlement of debt	11	20	-
Gain on transfer of shares	5	19	-
Accretion expense	9	(108)	-
Gain on sale of Butte Valley	4,13	2,207	-
NSR buy-down	4,13	500	-
Share of loss in associate	5	(389)	-
Interest and other income		-	8
Loss on revaluation of SAFE notes	10	(364)	-
Realized gain (loss) on marketable securities		-	189
		2,327	204
Net loss and comprehensive loss for the year		$(1,928)	$(6,448)

Net loss and comprehensive loss attributed to:
Stockholders of the Company		(1,816)	(6,448)
Non-controlling interest	7	(112)	-

Loss per share, basic and diluted		$(0.01)	$(0.03)

Weighted average number of shares outstanding - basic and diluted		304,538,938	239,831,079

The accompanying notes form an integral part of these consolidated financial statements.

Lion Copper and Gold Corp. Consolidated Statements of Changes in Equity For the years ended December 31, 2022 and 2021 (In thousands of U.S. Dollars, except for shares)

	Notes	Common shares	Share capital	Additional paid-in capital	Deficit	Non-controlling interest	Total stockholders' equity
Balance at January 1, 2021		218,715,610	$101,553	$19,406	$(113,570)	$-	$7,389

Stock options and warrants exercised	11,12	5,885,000	589	(266)	-	-	323
Shares issued in settlement agreements	11	403,665	27	-	-	-	27
Shares issued for private placements	11	68,802,336	4,128	-	-	-	4,128
Fair value of warrants		-	(1,795)	1,795	-	-	-
Share issuance costs		-	(162)	-	-	-	(162)
Share-based payments	12	-	-	1,077	-	-	1,077
Net loss for the year		-	-	-	(6,448)	-	(6,448)
Balance at December 31, 2021		293,806,611	$104,340	$22,012	$(120,018)	$-	$6,334

Shares issued for mineral properties	4,11	9,500,000	625	-	-	-	625
Shares issued to settle debt	11	2,928,031	181	-	-	-	181
Shares issued for warrants exercised	11,12	2,000,000	149	(49)	-	-	100
BCRC issuance of preferred shares	4, 7	-	-	-	-	500	500
Grant of RSUs	11,12	1,333,333	93	-	-	-	93
Share issuance costs		-	(4)	-	-	-	(4)
Share-based payments	12	-	-	1,080	-	-	1,080
Net loss for the year		-	-	-	(1,816)	(112)	(1,928)
Balance at December 31, 2022		309,567,975	$105,384	$23,043	$(121,834)	$388	$6,981

The accompanying notes form an integral part of these consolidated financial statements.

Lion Copper and Gold Corp. Consolidated Statements of Cash Flow For the years ended December 31, 2022 and 2021 (In thousands of U.S. Dollars)

	For the years ended December 31,
	2022	2021

Cash flows used in operating activities
Loss for the year	$(1,928)	$(6,448)
Non-cash transactions:
Interest expense	144	-
Gain on settlement of debt	(20)	-
Accretion expense	108	-
Fair value loss (gain) on derivative liabilities - warrants	(428)	4
Gain on sale of Butte Valley	(2,207)	-
Gain on transfer of investment shares	(19)	-
Share of loss of investment in associate	389	-
Realized loss on marketable securities	-	(189)
Wages settled through transfer of investment shares	32	-
Share-based payments	1,173	1,077
Loss on revaluation of SAFE notes	364	-

Changes in operating assets and liabilities:
Other receivables	(1)	(3)
Trade payables and other liabilities	(143)	94
Prepaid and deposit	(13)	(38)
Rio Tinto deposit	763	-
Net cash used in operating activities	(1,786)	(5,503)

Cash flows used in investing activities
Expenditures on mineral properties	(62)	(475)
Sale of marketable securities	-	830
Net (refund)/proceeds from water rights sale	(1,000)	1,000
Sale of Butte Valley property	500	-
Proceeds from reclamation bond reduction	8	-
Net cash used in investing activities	(554)	1,355

Cash flows provided by financing activities
Convertible debentures	2,000	-
Exercise of options and warrants	100	323
Proceeds from Private Placement	-	4,128
Share issuance costs	(4)	(162)
Proceeds from SAFE notes	767	-
Net cash provided by financing activities	2,863	4,289
Increase (decrease) in cash	523	141
Cash, beginning of year	842	701
Cash, end of year	$1,365	$842

Supplemental cash flow information
Shares issued to settle debt	199	27
Shares issued for mineral properties	1,124	-

The accompanying notes form an integral part of these consolidated financial statements.

Lion Copper and Gold Corp.
Notes to the Consolidated Financial Statements
For the years ended December 31, 2022 and 2021
(In thousands of U.S. Dollars except for shares and per share amounts)

1. NATURE OF OPERATIONS AND GOING CONCERN

Lion Copper and Gold Corp. (together with its subsidiaries, "Lion CG" or the "Company") is a Canadian-based Company advancing its flagship copper assets in Mason Valley, Nevada with Rio Tinto America, Inc. The Company is incorporated in British Columbia, Canada. Its registered and records offices are located at 1200 - 750 West Pender Street, Vancouver, British Columbia, Canada, V6C 2T8. On November 22, 2021, the Company changed its name from Quaterra Resources Inc. to Lion Copper and Gold Corp. The shares of the Company commenced trading under the new name at the open of trading on November 23, 2021. The Company's common shares are listed on the TSX Venture Exchange ("TSXV") under the symbol "LEO" and trade on the OTCQB Market under the symbol "LCGMF".

The Company acquires its mineral properties through option or lease agreements and capitalizes all acquisition costs related to the properties. The underlying value of the amounts recorded as mineral properties does not reflect current or future values. The Company's continued existence depends on discovering economically recoverable mineral reserves and obtaining the necessary funding to complete the development of these properties.

These consolidated financial statements are prepared on a going concern basis, which contemplates that the Company will be able to meet its commitments, continue operations and realize its assets and discharge its liabilities in the normal course of business for at least twelve months from the date of the auditor's report. The Company has incurred ongoing losses and expects to incur further losses in the advancement of its business activities. For the year ended December 31, 2022, the Company incurred a net loss of $1,928 (2021 - $6,448). As at December 31, 2022, the Company had cash of $1,365 (2021 - $842), working capital deficit of $556 (2021 - deficit of $522) and an accumulated deficit of $121,834 (2021 - $120,018).

The Company continues to incur losses, has limited financial resources, and has no current source of revenue or cash flow generated from operating activities. To address its financing requirements, the Company plans to seek financing through, but not limited to, debt financing, equity financing and strategic alliances. However, there is no assurance that such financing will be available. If adequate financing is not available or cannot be obtained on a timely basis, the Company may be required to delay, reduce the scope of or eliminate one or more of its exploration programs or relinquish some or all of its rights under the existing option and acquisition agreements. The above factors give rise to material uncertainties that cast substantial doubt on the Company's ability to continue as a going concern.

If the going concern assumptions were not appropriate for these consolidated financial statements, then adjustments would be necessary to the carrying values of assets, liabilities, the reported expenses, and the consolidated statement of financial position classifications used. Such adjustments could be material.

2. BASIS OF PRESENTATION

Statement of compliance

Under U.S. federal securities laws, issuers must assess their foreign private issuer status as of the last business day of their second fiscal quarter. It was announced that more than 50% of the Company's common shares are held by U.S. stockholders, and the Company no longer meets the definition of a foreign private issuer under the United States securities laws. As a result, commencing in 2023, the Company is required to use forms and rules prescribed for U.S. domestic companies, including the requirement that financial statements be presented in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") instead of International Financial Reporting Standards ("IFRS") as issued by the IAASB. The Company's common shares will continue to be listed on the TSX Venture Exchange and quoted on the OTCQB. These consolidated financial statements have been prepared in accordance with U.S. GAAP.

Lion Copper and Gold Corp. Notes to the Consolidated Financial Statements For the years ended December 31, 2022 and 2021 (In thousands of U.S. Dollars except for shares and per share amounts)

2. BASIS OF PRESENTATION (continued)

Statement of compliance (continued)

These consolidated financial statements have been prepared in accordance with U.S. GAAP effective for the financial year ended December 31, 2022. Comparative figures, which were previously presented in accordance with IFRS as issued by the International Accounting Standards Board have been adjusted as necessary to be compliant with the Company's policies under U.S. GAAP and are further descried in note 3.

These consolidated financial statements have been prepared on a historical cost basis except for certain financial instruments which are measured at fair value. In addition, these consolidated financial statements have been prepared using the accrual basis of accounting, except for the cash flow information.

The Company consolidates an entity when it has power over that entity, is exposed, or has rights, to variable returns from its involvement with that entity and can affect those returns through its control over that entity. All material intercompany transactions, balances and expenses are eliminated on consolidation.

These consolidated financial statements include the financial statements of Lion Copper and Gold Corp., and its subsidiaries:

	Percentage ownership
Subsidiaries	December 31, 2022	December 31, 2021	Country of incorporation

Quaterra Alaska Inc. ("Quaterra Alaska")	100.0%	100.0%	United States

Singatse Peak Services, LLC ("SPS")	100.0%	100.0%	United States

Six Mile Mining Company ("Six mile")	N/A	100.0%	United States

Blue Copper Resources Corp ("BCRC")	79.3%	N/A	United States

Blue Copper LLC	79.3% indirect through BCRC	100.0%	United States

On March 30, 2022, Six Mile was dissolved and its assets were transferred to Quaterra Alaska.

On December 13, 2022, Quaterra Alaska assigned and transferred 100% of its outstanding interest held in Blue Copper LLC to BCRC.

For partially owned subsidiaries, the interest attributable to non-controlling stockholders is reflected in non-controlling interest.

Lion Copper and Gold Corp. Notes to the Consolidated Financial Statements For the years ended December 31, 2022 and 2021 (In thousands of U.S. Dollars except for shares and per share amounts)

3. SIGNIFICANT ACCOUNTING POLICIES

Accounting estimates and judgments

The preparation of these consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the application of policies, reported amounts and disclosures. By their nature, these estimates and judgments are subject to uncertainty and the effect on these consolidated financial statements of changes in such estimates in future years could be significant. Actual results could differ from those estimates.

Key sources of estimation uncertainty that has a significant risk of causing material adjustment to the amounts recognized in the consolidated financial statements exist as follows:

  Share-based payments: The Company has a stock option plan pursuant to which the fair value of options issued is estimated by using the Black Scholes option pricing model on the date of the grant based on certain assumptions. Those assumptions are described in Note 12 and include expected volatility, expected life of the options and number of options expected to vest.
  Investment in Associate: The Company received common shares of Falcon Butte Minerals Corp. during the year ended December 31, 2022 (Note 5). Due to Falcon Butte Minerals Corp. being a privately owned company, management estimated the value of the shares using the subscription price of units issued pursuant to a private placement completed on the same day as the transaction.
  Fair value of Simple Agreement for Future Equity ("SAFE") notes: During the year ended December 31, 2022, the Company entered into various SAFE agreements which are accounted for under ASC 480 which require revaluation to fair value. The determination of fair value was determined using valuation caps implicit to each SAFE agreement which required significant assumptions to be made by management.
  Valuation of warrants: During the year ended December 31, 2022, the Company granted freestanding warrants pursuant to the closing of convertible debenture financings. The Black Scholes option pricing model was used to determine fair value for the warrants and required significant assumptions to be made by management.
  Valuation of derivative liabilities: During the year ended December 31, 2022, the Company completed multiple tranches of convertible debenture financings. The convertible debentures include certain conversion features which were valued using the option pricing model and required significant assumptions to be made by management to value.

Lion Copper and Gold Corp. Notes to the Consolidated Financial Statements For the years ended December 31, 2022 and 2021 (In thousands of U.S. Dollars except for shares and per share amounts)

3. SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounting estimates and judgments (continued)

Significant judgments used in the preparation of these consolidated financial statements include, but are not limited to:

  Mineral properties: Judgment is required in assessing whether certain factors would be considered an indicator of impairment. Both internal and external information is considered to determine whether there is an indicator of impairment present and, accordingly, whether impairment testing is required;
  Going concern: In the determination of the Company's ability to meet its ongoing obligations and future contractual commitments, management relies on the Company's planning, budgeting and forecasting process to help determine the funds required to support the Company's normal operations on an ongoing basis and its expansionary plans. The key inputs used by the Company in this process include forecasted capital deployment, results from operations, results from the exploration and development of its properties and general industry conditions;
  Taxes: Judgement is required to determine the amount of deferred tax assets that can be recognized, based upon the likely timing and the level of future taxable income realized, including the usage of tax planning strategies;
  Influence over investment in associate: Classification of investments require judgment on whether the Company controls, has joint control or significant influence over the strategic, financial and operating decisions relating to the activity of the investee. In assessing the level of control or influence that the Company has over an investment, management considers ownership percentages, board representation as well as other relevant provisions in stockholder agreements; and
  Valuation of the Arnold, Snowbird, and Montana property: During the year ended December 31, 2022, the Company entered into a property lease agreement with a related party. Management used judgment in determining the fair value of the leased property.

Estimates and underlying assumptions are reviewed on an ongoing basis. Revisions to accounting estimates are recognized in the year in which the estimates are revised and in any future years affected.

Lion Copper and Gold Corp. Notes to the Consolidated Financial Statements For the years ended December 31, 2022 and 2021 (In thousands of U.S. Dollars except for shares and per share amounts)
 3. SIGNIFICANT ACCOUNTING POLICIES (continued)

a) First-time adoption of U.S. GAAP

These Consolidated Financial Statements for the year ended December 31, 2022, are the first the Company has prepared in accordance with U.S. GAAP. The Company previously prepared its financial statements, up to and including nine months ended September 30, 2022, in accordance with International Financial Reporting Standards.

Accordingly, the Company has prepared financial statements that comply with U.S. GAAP applicable as at December 31, 2022, together with the comparative year data for the year ended December 31, 2021. In preparing the financial statements, the Company's opening balance sheets were prepared as at January 1, 2021 to provide comparative numbers under U.S. GAAP. This note explains the principal adjustments made by the Company in restating its U.S. GAAP financial statements.

Reconciliation of Balance sheets as at January 1, 2021

	Notes	IFRS	Effect of Transition to U.S. GAAP	U.S. GAAP
Assets
Current assets
Cash		$701	$-	$701
Other receivables		3	-	3
Marketable securities		641	-	641
Prepaid and deposit		5	-	5
		1,350	-	1,350

Mineral properties	(1)	28,236	(21,958)	6,278
Reclamation bonds		34	-	34
Total assets		$29,620	$(21,958)	$7,662

Liabilities
Current liabilities
Accounts payable and accrued liabilities		$222	$-	$222
		222	-	222

Derivative liabilities - warrants		51	-	51
Total liabilities		273	-	273

Stockholders' Equity
Share capital		101,553	-	101,553
Contributed surplus	(2)	19,406	(19,406)	-
Additional paid-in capital	(2)	-	19,406	19,406
Deficit	(1)	(91,612)	(21,958)	(113,570)
Total stockholder's equity		29,347	(21,958)	7,389
Total liabilities and stockholders' equity		$29,620	$(21,958)	$7,662

Lion Copper and Gold Corp. Notes to the Consolidated Financial Statements For the years ended December 31, 2022 and 2021 (In thousands of U.S. Dollars except for shares and per share amounts)
 3. SIGNIFICANT ACCOUNTING POLICIES (continued)

Reconciliation of financial position as at December 31, 2021

	Notes	IFRS	Effect of Transition to U.S. GAAP	U.S. GAAP
Assets
Current assets
Cash		$842	$-	$842
Other receivables		6		6
Prepaid and deposit		43	-	43
		891	-	891

Mineral properties	(1)	32,203	(25,382)	6,821
Reclamation bonds		35	-	35
Total assets		$33,129	$(25,382)	$7,747

Liabilities
Current liabilities
Accounts payable and accrued liabilities		$1,358	$-	$1,358
Derivative liabilities - warrants		55	-	55
Total liabilities		1,413	-	1,413

Stockholders' Equity
Share capital		104,340	-	104,340
Contributed surplus	(2)	22,012	(22,012)	-
Additional paid-in capital	(2)	-	22,012	22,012
Deficit	(1)	(94,636)	(25,382)	(120,018)
Total stockholder's equity		31,716	(25,382)	6,334
Total liabilities and stockholders' equity		$33,129	$(25,382)	$7,747

Lion Copper and Gold Corp. Notes to the Consolidated Financial Statements For the years ended December 31, 2022 and 2021 (In thousands of U.S. Dollars except for shares and per share amounts)

 3. SIGNIFICANT ACCOUNTING POLICIES (continued)

Reconciliation of operation results for the year ended December 31, 2021

	Notes	IFRS	Effect of Transition to U.S. GAAP	U.S. GAAP
General administrative expenses
General office		$58	$-	$58
Insurance		30	-	30
Investor relations		206	-	206
Professional fees		493	-	493
Rent		13	-	13
Salaries and benefits		938	-	938
Share-based payments		1,077	-	1,077
Transfer agent		108	-	108
Travel		87	-	87
Operating loss		(3,010)	-	(3,010)

Fair value gain on derivative liabilities - warrants		(4)	-	(4)
General exploration	(1)	(218)	(3,424)	(3,642)
Realized gain on marketable securities		189	-	189
Unrealized gain (loss) on foreign exchange		11	-	11
Interest and other income		8	-	8
		(14)	(3,424)	(3,438)
Loss and comprehensive loss for the year		$(3,024)	$(3,424)	$(6,448)

Basic and diluted loss per share		$(0.01)	$-	$(0.03)
Basic and diluted weighted average number of shares outstanding		239,831,079	-	239,831,079

Notes to the reconciliations

The reconciling items between IFRS and U.S. GAAP presentation have no significant effect on the cash flows generated. Therefore, a reconciliation of cash flows has not been presented above.

(1) Mineral properties

Under IFRS, the Company capitalized both acquisition and exploration costs relating to the Company's mineral properties. Under U.S. GAAP, the industry standard is to capitalize acquisition costs but expense exploration costs unless a proven or probable reserve can be established at the mineral property. Adjustments has been made to expense previously capitalized exploration costs to be in accordance with U.S. GAAP.

(2) Contributed surplus and Additional paid-in capital

Under IFRS, share-based payments were presented as contributed surplus. Upon transition to U.S. GAAP, a reclassification adjustment has been made to present the amount as additional paid-in capital.

Lion Copper and Gold Corp. Notes to the Consolidated Financial Statements For the years ended December 31, 2022 and 2021 (In thousands of U.S. Dollars except for shares and per share amounts)

3. SIGNIFICANT ACCOUNTING POLICIES (continued)

b) Investment in associate

Investment in associate is comprised of the Company's investment in Falcon Butte Minerals Corp. ("Falcon Butte"). An associate is an entity over which the Company has significant influence. Significant influence is the power to participate in the financial and operating policy decisions of the investee but is not in control or joint control over those policies. The Company's investment in Falcon Butte is accounted for using the equity method. Under the equity method, the investment in an associate or a joint venture is initially recognized at cost. The carrying amount of the investment is adjusted to recognize changes in the Company's share of net assets of the associate since the acquisition date. Goodwill relating to the associate is included in the carrying amount of the investment and is not tested for impairment separately.

After application of the equity method, the Company determines whether a loss in the fair value of an investment below its carrying value is a temporary decline. If it is other than temporary, the investor calculates an impairment as the excess of the investment's carrying amount over the fair value. Reversals of impairments on equity method investments are prohibited.

Upon loss of significant influence over the associate, the Company measures and recognizes any retained investment at its fair value. Any difference between the carrying amount of the associate upon loss of significant influence and the fair value of the retained investment and proceeds from disposal is recognized in profit or loss.

c) Translation of foreign currencies

The functional currency for each of the Company's subsidiaries is the currency of the primary economic environment in which the entity operates. Determination of functional currency may involve certain judgments to determine the primary economic environment and the Company reconsiders the functional currency of its entities if there is a change in events and conditions that determined the primary economic environment. The Company's presentation currency is the U.S. dollar ("$" or "USD"). The functional currency of the Company and its significant subsidiaries is the USD. In preparing the financial statements, transactions in currencies other than an entity's functional currency ("foreign currencies") are recorded at the rates of exchange prevailing at the dates of the transactions. At each balance sheet date, monetary assets and liabilities are translated using the year-end foreign exchange rate. Non-monetary assets and liabilities are translated using the historical rate on the date of the transaction. All gains and losses on translation of these foreign currency transactions are included in the statement of loss.

d) Mineral properties

Direct costs related to the acquisition of mineral properties held or controlled by the Company are capitalized on an individual property basis until the property transitions to the development stage, is sold, abandoned, or determined to be impaired. Exploration and administration costs are expensed as incurred. The Company classifies its mineral properties as exploration and evaluation assets until the technical feasibility and commercial viability of extracting a mineral resource are demonstrable. At this point, the mineral properties' carrying value is tested for impairment and subsequently transferred to property and equipment. The establishment of technical feasibility and commercial viability of a mineral property is assessed based on a combination of factors, such as the extent of established mineral reserves, the results of feasibility and technical evaluations, and the status of mineral leases or permits. Proceeds from the sale of properties are accounted for as reductions to the capitalized acquisition costs, while property water rights are recorded as other income.

Lion Copper and Gold Corp. Notes to the Consolidated Financial Statements For the years ended December 31, 2022 and 2021 (In thousands of U.S. Dollars except for shares and per share amounts)

3. SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash proceeds received from farm-out option agreements are recorded as a liability once received and reduced as the obligation to incur expenditures related to the agreement are met. Funds received for expenditures incurred are recorded as other income on the statement of loss and comprehensive loss or as a reduction to the capitalized acquisition costs, depending on the nature of the expenditure incurred.

e) Impairment

The Company assesses the carrying costs of the capitalized mineral properties for impairment indicators under ASC 360-10, "Impairment of long-lived assets". If impairment indicators are identified, the Company evaluates its carrying value under ASC 930-360, "Extractive Activities - Mining". An impairment is recognized if the sum of the expected undiscounted future cash flows is less than the carrying amount of the mineral properties. Impairment losses, if any, are measured as the excess of the carrying amount of the mineral properties over its estimated fair value.

Based on the Company's evaluation, no impairment indicators were identified on the mineral properties for the years ended December 31, 2022 and 2021.

f) Share-based payments

The fair value of stock options granted to directors, officers, employees and consultants is calculated using the Black Scholes option pricing model and is expensed over the vesting periods. If and when stock options are exercised, the value attributable to the stock options is transferred to share capital.

g) Cash

Cash consists of cash on hand and bank deposits. As at December 31, 2022, the Company held $15 CAD (2021 - $442 CAD) in bank accounts denominated in CAD.

h) Financial instruments

Financial instruments are recognized in the balance sheet when the Company becomes a party to a contractual obligation. At initial recognition, the Company classifies and measures its financial instruments as one of the following:

  held to maturity (amortized cost);
  available for sale (fair value through other comprehensive income);
  otherwise, they are classified as trading (fair value through net income).

Financial assets are classified and measured at fair value with subsequent changes in fair value recognized in either profit and loss as they arise unless restrictive criteria are met for classifying and measuring the asset at either amortized cost or FVOCI. Financial liabilities are measured at amortized costs unless they are elected to be or required to be measured at fair value through profit and loss.

Financial assets are derecognized when the rights to receive cash flows from the assets have expired or have been transferred, and the Company has transferred all risks and rewards of ownership. Financial liabilities are derecognized when the obligations specified in the contract are discharged, cancelled, or expire.

The Company's cash, accounts payable and Rio Tinto deposit approximate fair value due to their short-term nature.

Lion Copper and Gold Corp. Notes to the Consolidated Financial Statements For the years ended December 31, 2022 and 2021 (In thousands of U.S. Dollars except for shares and per share amounts)

3. SIGNIFICANT ACCOUNTING POLICIES (continued)

The convertible note is classified as a liability at amortized cost, with the conversion feature and related warrants classified as liabilities to be measured at fair value at each reporting period. The debt liability was initially recorded at fair value and is subsequently measured at amortized cost using the effective interest rate method and will be accreted to the face value over the term of the convertible debenture.

The SAFE notes are classified as liabilities pursuant to ASC 480 and were measured at fair value at each reporting period, with changes in fair value recorded within the Consolidated Statements of Operations.

i) Provisions

Provisions are recognized when a present legal or constructive obligation exists as a result of past events where it is probable that an outflow of resources embodying economic benefits will be required to settle the obligation, and the amount of the obligation can be reliably estimated. The amount recognized as a provision is the best estimate of the consideration required to settle the present obligation at the reporting date, considering the risks and uncertainties surrounding the obligation. The Company had no material provisions as of December 31, 2022 and 2021.

j) SAFE Notes

The Company issued SAFE notes to investors during the year ended December 31, 2022 and determined that the SAFE notes are not a legal form of debt (i.e., no creditors' rights). The Company allowed for redemption based upon certain events that are outside of the control of the Company. Therefore, the SAFE Instruments were classified as liabilities pursuant to ASC 480 and were measured at fair value at each reporting period, with changes in fair value recorded within the Consolidated Statements of Operations.

k) Earnings (loss) per share

Basic earnings (loss) per share is calculated using the weighted average number of common shares outstanding during the year. The Company uses the treasury stock method to compute the dilutive effect of options, warrants and similar instruments. Under this method, the dilutive effect on earnings per share is calculated, presuming the exercise of in-the-money outstanding options, warrants and similar instruments. It assumes that the proceeds of such exercise would be used to repurchase common shares at the average market price during the year. However, the calculation of diluted loss per share excludes the effects of various conversions and exercise of options and warrants that would be anti-dilutive.

l) Income tax

Income tax comprises current and deferred tax. Income tax is recognized in net loss, except to the extent it is related to items recognized directly in equity or other comprehensive loss. Deferred tax is recognized in respect of temporary differences arising between the tax bases of assets and liabilities and their carrying amounts in the consolidated financial statements. Deferred tax is determined on a non-discounted basis using tax rates and laws that have been enacted by the reporting date and are expected to apply when the deferred tax asset or liability is settled. Deferred tax assets are recognized to the extent that their recovery is more likely than not.

m) Non-controlling interest

On December 13, 2022, Quaterra Alaska was issued 57,513,764 common shares of Blue Copper Resources Corp which represented 79.3% of all issued and outstanding shares at December 13, 2022 and December 31, 2022. For partially owned subsidiaries, the interest attributable to non-controlling shareholders is reflected in non-controlling interest.

Lion Copper and Gold Corp. Notes to the Consolidated Financial Statements For the years ended December 31, 2022 and 2021 (In thousands of U.S. Dollars except for shares and per share amounts)

3. SIGNIFICANT ACCOUNTING POLICIES (continued)

n) Recently Issued Accounting Standards

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity's Own Equity (Subtopic 815-40). This update amends the guidance on convertible instruments and the derivatives scope exception for contracts in an entity's own equity and improves and amends the related EPS guidance for both Subtopics. This standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2023, which means it will be effective for our fiscal year beginning April 1, 2024. Early adoption is permitted but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Upon transition to US GAAP, the Company has adopted ASU 2020-06 in the preparation of the consolidated financial statements for the years ended December 31, 2022 and 2021.

In November 2021, FASB issued ASU 2021-10, Disclosures by Business Entities about Government Assistance. ASU 2021-10 was issued to increase the transparency of government assistance including the disclosure of (1) the types of assistance, (2) an entity's accounting for the assistance, and (3) the effect of the assistance on an entity's financial statements. Requiring disclosures about government assistance in the notes to financial statements will provide comparable and transparent information to investors and other financial statement users to enable them to understand an entity's financial results and prospects for future cash flows. The amendment applies to all business entities, except those explicitly excluded. The amendments are effective for fiscal years beginning after December 15, 2021 and upon transition to US GAAP, the Company has adopted ASU 2021-10 in the preparation of the consolidated financial statements for the years ended December 31, 2022 and 2021.

In May 2021, FASB issued ASU 2021-04, Issuer's Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. ASU 2021-04 was issued to clarify and reduce diversity in an issuer's accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The amendments in this Update are effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Upon transition to US GAAP, the Company has adopted ASU 2021-04 in the preparation of the consolidated financial statements for the years ended December 31, 2022 and 2021.

Lion Copper and Gold Corp. Notes to the Consolidated Financial Statements For the years ended December 31, 2022 and 2021 (In thousands of U.S. Dollars except for shares and per share amounts)

4. MINERAL PROPERTIES

Total mineral property acquisition costs are listed in the table below:

	Singatse Peak Services				Lion CG	Quaterra Alaska		Blue Copper Resources Corp
(In thousands of U.S dollars)	MacArthur	Yerington	Bear	Wassuk	Chaco Bear & Ashton	Butte Valley	Blue Copper	Groundhog	Blue Copper	Total
	$	$	$	$	$	$	$	$	$	$
Balance January 1, 2021	2,489	1,195	1,339	1,155	-	100	-	-	-	6,278
Acquisition costs	-	-	193	250	-	100	-	-	-	543
Total additions (disposals) for the year	-	-	193	250	-	100	-	-	-	543
Balance December 31, 2021	2,489	1,195	1,532	1,405	-	200	-	-	-	6,821

Acquisition costs	-	-	193	-	602	-	118	-	500	1,413
Assignment of Butte Valley	-	-	-	-	-	(200)	-	-	-	(200)
Transfer to BCRC	-	-	-	-	-	-	(118)	-	118	-
Paid by Rio Tinto	-	-	(150)	-	-	-	-	-	-	(150)
Total additions (disposals) for the year	-	-	43	-	602	(200)	-	-	618	1,063
Balance December 31, 2022	2,489	1,195	1,575	1,405	602	-	-	-	618	7,884

The Company owns a 100% interest in the MacArthur and Yerington properties. It has an option to earn a 100% interest in the Bear and Wassuk properties in Nevada, and a 100% interest in the Chaco Bear and Ashton property in British Columbia.

During the year ended December 31, 2022, the Company:

  Sold and assigned the Butte Valley option agreements to Falcon Butte Minerals Corp.(Note 4(e));
  Transferred its 100% interest in the Blue Copper Project in Montana and its 90% interest in the Groundhog property in Alaska to Blue Copper Resources Corp., an entity in which the Company holds 79% ownership of, which also holds a leased interest in the Arnold, Snowbird & Montana property (Notes 4(d)(e)(g)).

Lion Copper and Gold Corp. Notes to the Consolidated Financial Statements For the years ended December 31, 2022 and 2021 (In thousands of U.S. Dollars except for shares and per share amounts)

4. MINERAL PROPERTIES (continued)

Total exploration expenditures recorded on the statement of loss and comprehensive loss are listed in the tables below:

Exploration expenditures incurred for the year ended December 31, 2022

	Singatse Peak Services				Lion CG		Quaterra Alaska		Blue Copper Resources Corp
(In thousands of U.S dollars)	MacArthur	Yerington	Bear	Wassuk	Chaco Bear & Ashton	Groundhog	Butte Valley	Blue Copper	Groundhog	Blue Copper	Total
	$	$	$	$	$	$	$	$	$	$	$
Property maintenance	167	64	-	55	-	-	2	161	107	41	597
Assay & Labs	86	33	-	-	-	-	-	-	-	-	119
Drilling	478	437	-	-	-	-	-	-	-	-	915
Environmental	292	489	-	-	-	-	-	11	-	-	792
Geological & mapping	1	-	-	-	18	-	-	25	-	-	44
Geophysical surveys	61	1	5	-	-	-	11	59	-	35	172
Technical study	341	411	-	-	-	-	-	-	-	-	752
Field support	635	16	-	-	-	44	10	56	-	150	911
Total expenses incurred	2,061	1,451	5	55	18	44	23	312	107	226	4,302
Total Expenditures funded by Rio Tinto	(1,637)	(1,394)	-	(55)	-	-	-	-	-	-	(3,086)
Total Expenditures funded by Lion CG	424	57	5	-	18	44	23	312	107	226	1,216

Exploration expenditures incurred for the year ended December 31, 2021

(In thousands of U.S dollars)	MacArthur	Yerington	Bear	Wassuk	Chaco Bear & Ashton	Groundhog	Butte Valley	Blue Copper	Total
	$	$	$	$	$	$	$	$	$
Property maintenance	159	69	-	55	-	98	147	401	929
Assay & Labs	231	-	-	-	-	-	-	-	231
Drilling	892	-	-	47	-	-	500	-	1,439
Environmental	43	142	-	-	-	-	-	-	185
Geological & mapping	22	-	-	-	160	-	-	16	198
Geophysical surveys	20	-	63	-	-	-	47	15	145
Technical study	276	11	-	-	-	1	-	-	288
Field support	46	5	-	3	-	67	59	47	227
Total expenses incurred	1,689	227	63	105	160	166	753	479	3,642

Lion Copper and Gold Corp. Notes to the Consolidated Financial Statements For the years ended December 31, 2022 and 2021 (In thousands of U.S. Dollars except for shares and per share amounts)

4. MINERAL PROPERTIES (continued)

a) MacArthur and Yerington Properties, Nevada

On February 24, 2021, the Company entered into a purchase and sale agreement to sell certain primary groundwater rights to Desert Pearl Farms LLC ("Desert Pearl"), a Yerington-based company involved in agriculture, for $2,910 (the "Purchase and Sale Agreement"). In early March, 2021, the Company filed an application with the State of Nevada Division of Water Resources ("NDWR") to change the manner of use of the water rights from mining to agriculture and their place of use ("Change Application"). The Change Application was subsequently withdrawn on October 17, 2022.

Under the terms of the Purchase and Sale Agreement, Desert Pearl made a $1,000 initial payment to the Company on March 5, 2021. On May 26, 2022, the company announced it had reached an amicable agreement with Desert Pearl Farms to terminate the contract on the sale of the Company's water rights. As a consequence of the termination, the Company will recover the water permit designated for mining and milling use. The $1,000 deposit has been returned to Desert Pearl Farms. This water permit is currently subject to court proceedings and settlement discussions between the Company and the State of Nevada, as discussed in the following paragraph.

On July 23, 2021, the Company received a notice from the State of Nevada that three water rights permits had been forfeited. Further, the application for an extension of time to prevent forfeiture of a fourth certificate was denied. The Company is vigorously appealing the State's decision and hired legal counsel to challenge and reverse the State's decision. As discussed in the previous paragraph, one of the permits affected by the State's letter was subject to the Purchase and Sale Agreement announced on February 24, 2021. On August 20, 2021, the Company filed a Petition for Judicial Review of the Forfeiture Notice and has retained legal counsel to vigorously undertake the appeal process. SPS subsequently filed and was granted a Stay of the Forfeiture Notice on September 15, 2021. SPS filed its Opening Brief on March 28, 2022. The State Engineer filed its Answering Brief on July 8, 2022. SPS filed its Reply Brief on August 25, 2022. A hearing regarding the status of the forfeiture appeal was held in the Third Judicial Court District in Lyon County on November 4, 2022. On December 6, 2022, the Judge remanded the case back to the State for further written findings based on issues raised at the hearing. The Company has not received a response from the State since the Remand Order was issued. Since receipt of the Forfeiture Notice, SPS has been in contact with the State Engineer's office in an attempt to resolve the Forfeiture Notice.

On May 15 2022, the Company and Rio Tinto America mutually agreed on a Stage 1 program of work with funding supplied by Rio Tinto to be applied against the Company's MacArthur and Yerington properties as work progresses (Notes 4(h), 6).

b) Bear Deposit, Nevada

The Company has five option agreements, entered from March 2013 to May 2015, to acquire a 100% interest in private land in Yerington, Nevada, collectively known as the Bear deposit. Under the terms of these option agreements, as amended, the Company is required to make $5,673 in cash payments over 15 years ($5,222 paid) to maintain the exclusive right to purchase the land, mineral rights, and certain water rights and to conduct mineral exploration on these properties. Two of the properties are subject to a 2% NSR upon commencing commercial production, which can be reduced to a 1% NSR in consideration of $1,250 total.

Outstanding payments to keep the five option agreements current are as follows, by year:

  $193 due 2022 (paid);
  $201 due in 2023;
  $50 due in years 2024 to 2028.

Lion Copper and Gold Corp. Notes to the Consolidated Financial Statements For the years ended December 31, 2022 and 2021 (In thousands of U.S. Dollars except for shares and per share amounts)

4. MINERAL PROPERTIES (continued)

Outstanding purchase payments under the five option agreements are as follows:

  $1,250 for Taylor, purchase option expiring April 4, 2023. The Company is in the process of negotiating an extension;
  $250 for Chisum, purchase option has no expiration date, $50 per year payment required for continuation;
  $5,000 for Yerington Mining, purchase option expiring in 2024;
  $8,975 for Circle Bar N, purchase option expiring in 2024;
  $22,770 for Desert Pearl Farms, purchase option expiring in 2029.

On May 15, 2022, the Company and Rio Tinto America mutually agreed on a Stage 1 program of work with funding supplied by Rio Tinto to be applied against the Company's Bear property as work progresses (Notes 4(h), 6).

c) Wassuk, Nevada

The Wassuk property consists of 310 unpatented lode claims totaling approximately 6,400 acres on lands administered by the BLM.

The Company has completed all requirements to earn a 100% interest in certain unpatented mining claims in Lyon County, Nevada, ($1,405 in cash payments and a work commitment of $50). During 2021, two final option payments were paid and form part of the total payments of $1,405. As at December 31, 2021, the Company had satisfied all conditions required to execute the option to purchase and on January 14, 2023, the option was executed (Note 20).

The property is subject to a 3% NSR upon commencing commercial production, which can be reduced to a 2% NSR royalty in consideration of $1,500.

On May 15, 2022, the Company and Rio Tinto America mutually agreed on a Stage 1 program of work with funding supplied by Rio Tinto to be applied against the Company's Wassuk property as work progresses (Notes 4(h), 6).

d) Groundhog, Alaska

On April 20, 2017, the Company entered a lease with option to purchase agreement with Chuchuna Minerals Company ("Chuchuna") to earn a 90% interest in the Groundhog copper prospect, located two hundred miles southwest of Anchorage, Alaska.

During the year ended December 31, 2021, the lease agreement was further extended from six to seven years, providing the Company more time to make the required exploration expenditures and lump sum payment. To earn the 90% interest, the Company must fund a total of $5,000 ($2,839 funded) of exploration expenditures and make a lump sum payment to Chuchuna of $3,000 by the end of April 20, 2024. The Company can terminate the Agreement at its discretion.

The property is subject to a 1.75% NSR upon commencing commercial production, which can be reduced to a 0.875% NSR royalty in consideration of $25,000.

On December 13, 2022, the Groundhog property was transferred from Quaterra Alaska to BCRC (Note 7).

Lion Copper and Gold Corp. Notes to the Consolidated Financial Statements For the years ended December 31, 2022 and 2021 (In thousands of U.S. Dollars except for shares and per share amounts)

4. MINERAL PROPERTIES (continued)

e) Butte Valley Prospect, Nevada

On January 26, 2022, the Company entered into a property acquisition agreement to sell and assign its options to acquire the Butte Valley property to Falcon Butte Minerals Corp. (formerly 1301666 B.C. Ltd, or "Falcon Butte.") which is a private British Columbia company established to acquire mineral resource properties.

Pursuant to the agreement, Lion CG's 100% owned subsidiary Quaterra Alaska was granted an equity position in Falcon Butte (Note 5). In addition, Quaterra Alaska will maintain a 1.5% NSR on each of the Butte Valley optioned properties, which is subject to a buy-down to a 1.0% NSR in exchange for a payment of $7,500 per property ("Butte Valley Royalty").

On April 5, 2022, the Company completed the assignment of the two option agreements for the Butte Valley Property and the Company received 16,049,444 common shares of Falcon Butte with a fair value of $1,906 and $500 cash for the property, resulting in a gain on sale of $2,207 (Note 5, 13).

On April 13, 2022, the Company amended the agreement. Pursuant to the addendum Falcon Butte was to pay a total of $500 in exchange for a 0.5% buy-down and retirement of certain NSRs held by the Company. As of December 31, 2022, the Company has received the full consideration of $500, which is recorded as other income.

On December 13, 2022, the Butte Valley Royalty rights were transferred from Quaterra Alaska to BCRC (Note 7).

f) Chaco Bear and Ashton Properties, British Columbia

On August 25, 2021, the Company entered into a non-binding letter of intent (the "LOI") with Houston Minerals Ltd. ("Houston") setting forth the terms of an option whereby the Company may acquire a 100% interest in the Chaco Bear Property located directly east of the Golden Triangle of British Columbia, and the Ashton Property located near Lytton, British Columbia (Collectively, the "Properties").

Under the terms of the LOI, the Company and Houston proposed to enter into a definitive agreement whereby the Company can earn up to a 100% interest in the Properties by making the following issuances and payments over a four-year period:

  issuing 8,000,000 common shares of the Company on closing (issued on March 17, 2022);
  making annual lease payments on the Properties after 2021;
  incurring CAD$150 of exploration expenditures on the Chaco Bear Property and CAD$50 of exploration expenditures on the Ashton Property before the end of 2021 for CAD$200 (paid);
  incurring exploration expenditures of at least the value of the annual assessment multiplied by 1.5 for periods after 2021 (claims were renewed and extended through to early 2025, resulting in no obligation on exploration expenditures until 2024);
  paying CAD$1,500 for the Chaco Bear Property and CAD$1,000 for the Ashton Property on or before 4 years from the closing, which amounts are payable in cash or common shares of the Company; and
  making annual advance royalty payments in the fourth and fifth year from the closing in the amounts of CAD$250 on the Chaco Bear Property and CAD$150 on the Ashton Property.

Lion Copper and Gold Corp. Notes to the Consolidated Financial Statements For the years ended December 31, 2022 and 2021 (In thousands of U.S. Dollars except for shares and per share amounts)

4. MINERAL PROPERTIES (continued)

f) Chaco Bear and Ashton Properties, British Columbia (continued)

On September 17, 2021, the parties agreed to an amendment to the LOI to include a 2.5% NSR on each property. Prior to feasibility, the Company may reduce the NSR to 1.0% on the Chaco Bear Property in consideration for a payment of CAD$6,000 and 1.0% on the Ashton Property for a payment of CAD$3,000. Post feasibility, the Company may purchase the remaining 1.0% NSR on the Chaco Bear Property for CAD$12,000 and the remaining 1.0% NSR on the Ashton Property for CAD$6,000.

On January 26, 2022, the Company entered into an option agreement with Houston Minerals Ltd. to replace the LOI dated August 25, 2021. Pursuant to the terms of the option agreement, the Company may acquire a 100% interest in the Chaco Bear Property located directly east of the Golden Triangle of British Columbia, and the Ashton Property located near Lytton, British Columbia, subject to a 2.5% net smelter returns royalty.

The terms of the option agreement are unchanged from the LOI except that the term of the option has changed from a four year period to a ten year period and annual advance royalty payments in the amounts of CAD$250 on the Chaco Bear Property and CAD$150 on the Ashton Property are to be paid starting on the fifth year from closing through to the ninth year from closing instead of only in the fourth and fifth years from the closing. All other consideration terms remain unchanged.

In addition, commencing on January 31, 2022, and on January 31 of each year thereafter during the Option Period, Lion CG shall pay the following option maintenance fees to Houston: (a) CAD$60 in respect of the Chaco Bear Property; and (b) CAD$40 in respect of the Ashton Property.

Lion CG funded an initial work program in 2021 of CAD$200 on the Properties in consideration for the grant of the Option, and on March 16, 2022, the transaction was closed. The Company may exercise the Option for a period of up to ten years to acquire (i) the Chaco Bear property by paying CAD$1,500 to Houston, in cash or in common shares of the Company at the Company's option; and/or (ii) the Ashton Property by paying CAD$1,000 to Houston in cash or in common shares of the Company at the Company's option, and in either case common shares will be valued using the volume weighted average trading price of the Company's common shares for the twenty trading day period ending three trading days prior to the date of issuance of such Lion CG shares, with such cash payments being subject to a discount of between 5% and 15% based on the timing of exercise and cumulative exploration expenditures incurred as at the time of exercise. Houston will retain a 2.5% net smelter returns royalty on any of the Properties for which an Option has been exercised by the Company.

g) Blue Copper Prospect, Montana

During the year ended December 31, 2021, Blue Copper LLC acquired and staked a district scale exploration and resource discovery opportunity (the "Blue Copper Prospect"), comprising more than 7,430 acres in Powell County and Lewis & Clark County in Montana, USA. The area is prospective for high grade copper-gold skarns and porphyry copper-gold mineralization. The claim block encompasses a group of more than fourteen historic small mines that produced high grade gold, copper, and tungsten.

As a part of the transaction, Blue Copper LLC entered into a purchase agreement with Four O Six Mining & Exploration LLC to acquire certain existing and additional unpatented mining claims. In exchange for the unpatented mining claims, as part of the closing of the transaction, the Company issued 1,500,000 common shares of the capital of the Company (Note 11) and provided a NSR of 2.0% with a buy-down of 1% NSR for $1,500.

Lion Copper and Gold Corp. Notes to the Consolidated Financial Statements For the years ended December 31, 2022 and 2021 (In thousands of U.S. Dollars except for shares and per share amounts)

4. MINERAL PROPERTIES (continued)

g) Blue Copper Prospect, Montana (continued)

Blue Copper LLC has staked an additional 131 claims to expand the Blue Copper Prospect. The Company has provided a NSR of 2% with a buy-down of 1% NSR for $600 to Four O Six Mining & Exploration LLC for these claims.

On February 14, 2022, as a part of the Blue Copper Prospect transaction, the Company issued 1,500,000 common shares as part of the closing of the transaction (Note 11).

On December 13, 2022, Quaterra Alaska's interest in Blue Copper LLC was transferred to BCRC (Note 7).

On October 28, 2022, prior to the transaction in Note 7, Blue Copper LLC entered into a mining lease agreement with Snowshoe Creek LLC ("Snowshoe"), a Montana limited liability company owned by the CEO of the of the Company. Pursuant to the Agreement, Snowshoe will lease the Arnold, Snowbird and Montana property, including the patented mining claims on such property, to Blue Copper LLC for a term of 20 years and extendable on sole discretion of Blue Copper LLC.  Blue Copper LLC has the ability to extend the term in 12-month increments upon providing written notice no later than 180 days prior to the expiration of the current term (Note 19).

As consideration, 15,000,000 preferred stock in Blue Copper Resources Corp. was issued to the CEO of the Company. The transaction was measured using the fair value of the asset received as the cost was more clearly evident. The fair value of the asset received was calculated using the original cost incurred to acquire the property and was determined to be $500.

h) Option to Earn-in Agreement with Rio Tinto

On March 18, 2022, the Company entered into an Option to Earn-in Agreement with Rio Tinto America Inc. ("Rio Tinto") to advance studies and exploration at Lion CG's copper assets in Mason Valley, Nevada. Under the agreement, Rio Tinto has the option to earn a 65% interest in the assets, comprising 34,494 acres of land, including the historic Yerington mine, greenfield MacArthur Project, Wassuk property, the Bear deposit, and associated water rights (the "Mining Assets"). In addition, Rio Tinto will evaluate the potential commercial deployment of its Nuton™ technologies at the site. Nuton™ offers copper heap leaching technologies developed by Rio Tinto to deliver greater copper recovery from mined ore and access new sources of copper such as low-grade sulphide resources and reprocessing of stockpiles and mineralized waste. The technologies have the potential to deliver leading environmental performance through more efficient water usage, lower carbon emission, and the ability to reclaim mine sites by reprocessing waste.

The stages of the Agreement are set out below.

Stage 1

Rio Tinto will pay up to four million U.S. dollars ($4,000) for an exclusive earn-in option and agreed-upon Mason Valley study and evaluation works to be completed by Lion CG no later than December 31, 2022 (Note 6).

Stage 2

Within forty-five (45) days of the completion of Stage 1, Rio Tinto will provide notice to Lion CG whether Rio Tinto elects to proceed with Stage 2, upon which Rio Tinto will pay up to five million U.S. dollars ($5,000) for agreed-upon Mason Valley study and evaluation works to be completed by Lion CG within 12 months from the date that the parties agree upon the scope of Stage 2 work.

Lion Copper and Gold Corp. Notes to the Consolidated Financial Statements For the years ended December 31, 2022 and 2021 (In thousands of U.S. Dollars except for shares and per share amounts)

4. MINERAL PROPERTIES (continued)

        i)    Option to Earn-in Agreement with Rio Tinto (continued)

Stages 1 and 2 may be accelerated at Rio Tinto's option.

Stage 3 - Feasibility Study

Within sixty (60) days of the completion of Stage 2, Rio Tinto shall provide notice to Lion CG whether Rio Tinto will exercise its Option and fund a Feasibility Study based on the results of the Stage 1 and Stage 2 work programs. Rio Tinto will fully-fund the Feasibility Study and ancillary work completed by Lion CG in amount not to exceed fifty million U.S. dollars ($50,000).

Investment Decision

Upon completion of the Feasibility Study, Rio Tinto and Lion CG will decide whether to create an investment vehicle into which the Mining Assets will be transferred, with Rio Tinto holding not less than a 65% interest in the investment vehicle.

• If Rio Tinto elects to not to create the investment vehicle, then Lion CG shall grant to Rio Tinto a 1.5% NSR on the Mining Assets.

• If Rio Tinto elects to create the investment vehicle but Lion CG elects not to create the investment vehicle, then, at Rio Tinto's option, Lion CG shall create the investment vehicle and Rio Tinto will purchase Lion CG's interest in the investment vehicle for fair market value.

Project Financing

• Following the formation of the investment vehicle, any project financing costs incurred will be funded by Rio Tinto and Lion CG in proportion to their respective ownership interest in the investment vehicle.

• Rio Tinto may elect to fund up to sixty million U.S. dollars ($60,000) of Lion CG 's project financing costs in exchange for a 10% increase in Rio Tinto's ownership percentage. In addition, upon mutual agreement of Rio Tinto and Lion CG, Rio Tinto may fund an additional forty million U.S. dollars ($40,000) of Lion CG's project financing costs in exchange for an additional 5% increase in Rio Tinto's ownership percentage.

•  If Lion CG's ownership percentage in the investment vehicle is diluted to 10% or less, then Lion CG's ownership interest will be converted into a 1% uncapped NSR.

On April 27, 2022, the Company TSX Venture Exchange approved the Company's Option to Earn-in Agreement with Rio Tinto America Inc.

On May 17, 2022, Rio Tinto approved the Stage 1 Work Program and provided $4,000 to the Company for the development of the Mason Valley projects, which has been completed as of December 31, 2022. The remaining funds of the $4,000 will be spent per agreement with Rio Tinto in 2023 for Stage 2. (Note 6).

Subsequent to December 31, 2022, the Company reached an agreement with Rio Tinto on the scope of the Stage 2 Program of Work. As a result, the Company received $7,500, comprising of $5,000 for Stage 2 work and $2,500 as an immediate advance on part of the Stage 3 financing.

Lion Copper and Gold Corp. Notes to the Consolidated Financial Statements For the years ended December 31, 2022 and 2021 (In thousands of U.S. Dollars except for shares and per share amounts)

5. INVESTMENT IN ASSOCIATE

On April 5, 2022, the Company received 16,049,444 shares in Falcon Butte Minerals Corp. (formerly 1301666 BC Ltd., "Falcon Butte"), which is a private British Columbia company established to acquire mineral resource properties, in connection with a property acquisition agreement to assign the Company's options to acquire the Butte Valley property (Note 4).  At the time of acquisition, the 16,049,444 shares represented 25.54% of shares outstanding, and as at December 31, 2022, the Company's share ownership was reduced to 19.44%. The Company and Falcon Butte have common directors and managerial personnel, as such, management has assessed that the Company has significant influence over Falcon Butte and that the investment should be accounted for using the equity method of accounting.

The opening balance of the investment was determined to be $1,906 ($2,374 CAD) which represents the fair value of the shares received. The value of the shares was determined based on Falcon Butte's unit financing that closed concurrently with the property acquisition using Goal Seek analysis to determine the value of the shares. This analysis required various estimates such as volatility which was estimated to be 100%, and discount rate estimated to be 0.02%.  The Company's share of net loss for the period from acquisition on April 5, 2022 to December 31, 2022 is $389. The portion of net loss attributable to the Company was determined based on the percentage of the Company's ownership throughout the period.

On December 8, 2022, the Company transferred 116,071 shares of Falcon Butte to the CEO of the Company, pursuant to amended terms of the CEO's employment agreement. The cost value of the shares associated with the transfer was determined to be $13 and a gain of $19 was recorded on the transaction.

Summarized financial information of Falcon Butte and a reconciliation of the carrying amount of the investment in the consolidated financial statements are set out below:

Summarized statement of loss

(Expressed in thousands of U.S. Dollars)

Period from April 5 to December 31, 2022
Operating expenses
General and administrative expenses	$3,313
Total operating expenses	3,313

Gain on settlement of debt	(100)
Fair value loss on derivative liability	4
Other income	(1,093)
Foreign exchange (gain)	(396)
Net loss	$1,728

A continuity of the Company's investment in associate is as follows:

Balance December 31, 2021	$-
Initial investment	1,906
Transfer of shares to the CEO	(13)
Company's share of net loss	(389)
Balance December 31, 2022	$1,504

Lion Copper and Gold Corp. Notes to the Consolidated Financial Statements For the years ended December 31, 2022 and 2021 (In thousands of U.S. Dollars except for shares and per share amounts)

6. RIO TINTO DEPOSIT

On May 15, 2022, the Company received $4,000 in connection to Stage 1 of the option to Earn-in Agreement with Rio Tinto America Inc (Note 4 (h)). The Company and Rio Tinto America mutually agreed on the Stage 1 program of work and the balance of the deposit will be applied against the Company's Yerington, MacArthur, Wassuk property, and Bear mineral properties as work progresses. On January 5, 2023, the Company announced it had completed the Stage 1 Program of Work pending final approval of expenditures by Rio Tinto.

A continuity of the Company's Rio Tinto deposit is as follows:

Balance December 31, 2021	$-
Proceeds received	4,000

Funds applied to capitalized acquisition costs (Note 4)	(150)
Funds applied to exploration expenditures (Note 4)	(3,086)
Funds applied to general operating expenditures	(151)
Balance December 31, 2022	$613

7. NON-CONTROLLING INTEREST

On December 13, 2022, Quaterra Alaska assigned and transferred all right, title and interest in the Groundhog property, Butte Valley Royalty, 100% of the outstanding membership interest held in Blue Copper LLC, and the interest in the Nieves project to Blue Copper Resources Corp.

As consideration, on the date of transfer of assets to Blue Copper Resources Corp, Quaterra Alaska was issued 57,513,764 common shares of Blue Copper Resources Corp which represented 79.3% of all issued and outstanding shares at December 13, 2022 and December 31, 2022. This transaction was considered a transaction between entities under common control, and thus was recorded at carrying value.

The following table summarizes the balance recognized as NCI during the year ended December 31, 2022:

Balance December 31, 2021	$-
Preferred stock issued for the Arnold, Snowbird & Montana property	500
Net loss and comprehensive loss attributable to NCI	(112)
Balance December 31, 2022	$388

8. DERIVATIVE LIABILITIES

Warrants & Conversion Feature Derivative Liability

As at December 31, 2021, the Company had certain outstanding share purchase warrants that are exercisable in a currency different from the Company's functional currency. These warrants were classified as derivative liabilities and carried at fair value and revalued at each reporting date. These warrants expired during the twelve months ended December 31, 2022 and thus, the derivative liability attached to these warrants have been reduced to $nil.

During the year ended December 31, 2022, the Company issued certain share purchase warrants and issued convertible debt with a conversion feature that are both exercisable in a currency different from the Company's functional currency (Note 9). The warrants and the conversion feature were classified as derivative liabilities, carried at fair value and revalued at each reporting date.

Lion Copper and Gold Corp. Notes to the Consolidated Financial Statements For the years ended December 31, 2022 and 2021 (In thousands of U.S. Dollars except for shares and per share amounts)

8. DERIVATIVE LIABILITIES (continued)

A continuity schedule of the Company's derivative liabilities is as follows:

Balance December 31, 2020	$51
Fair value change on derivative liabilities	4
Balance December 31, 2021	55
Expiry of warrants	(55)
Issuance of Warrants (Note 9)	247
Issuance of convertible debentures with conversion feature (Note 9)	131
Fair value change on derivative liabilities	(374)
Balance December 31, 2022	$4

9. CONVERTIBLE DEBENTURES

On June 17, 2022, the Company closed the first tranche of its non-brokered private placement of unsecured convertible debentures for gross proceeds of $1,075 (Note 12). The debentures bear interest at a rate of 14% per annum and mature on February 17, 2024 and are convertible into shares of the Company at $0.067 ($0.085 CAD) per share until June 17, 2023 and thereafter at $0.078 ($0.10 CAD) per share. The holder also has the option to elect at any time prior to the election date to be repaid by way of shares the Company owns of Falcon Butte (Note 5) at the rate of $0.25 per Falcon Butte share.

In conjunction with the first tranche of the convertible debt financing, the Company issued 16,044,774 warrants. The warrants are exercisable into one common share of the Company at $0.067 ($0.085 CAD) per share and expire on February 17, 2024.

The convertible debentures were determined to be a financial instrument comprising a host debt component, a conversion feature classified as a derivative liability, and freestanding warrants classified as a derivative liability. The warrants and conversion features were determined to be derivative liabilities because the exercise prices are denominated in both the functional currency of the Company and a foreign currency. Thus, the instrument fails to meet the criterion of an equity instrument that states that the instrument must be indexed to its own stock.

On initial recognition, the warrants and the conversion feature were fair valued, with the proceeds first allocated to the freestanding warrants, then the conversion feature.  The residual proceeds are then allocated to the host debt component with an effective interest rate of 27.90%.  Regarding the warrant and conversion feature, the volatility input was calibrated such that the conversion feature, warrants, and host debt component, on issuance date, equates proceeds. The fair values of the freestanding warrants and conversion features were calculated to be $143 and $77, respectively, and the fair value allocated to the host debt component was $855.

On July 8, 2022, the company closed the second tranche of its non-brokered private placement of unsecured convertible debentures for gross proceeds of $925 (Note 12). The debentures bear interest at a rate of 14% per annum and mature on March 8, 2024 and are convertible into shares of the Company at $0.067 ($0.085 CAD) per share until July 8, 2023 and thereafter at $0.078 ($0.10 CAD) per share. The holder also has the option to elect at any time prior to the election date to be repaid by way of shares the Company owns of Falcon Butte (Note 5) at the rate of $0.25 per Falcon Butte share.

In conjunction with the second tranche of the convertible debt financing, the Company issued 13,805,964 warrants. The warrants are exercisable into one common share of the Company at $0.067 ($0.085 CAD) per share and expire on March 8, 2024.

Lion Copper and Gold Corp. Notes to the Consolidated Financial Statements For the years ended December 31, 2022 and 2021 (In thousands of U.S. Dollars except for shares and per share amounts)

9. CONVERTIBLE DEBENTURES (continued)

The convertible debentures were determined to be a financial instrument comprising a host debt component, a conversion feature classified as a derivative liability, and freestanding warrants classified as a derivative liability. On initial recognition, the warrants and the conversion feature were fair valued, with the proceeds first allocated to the freestanding warrants, then the conversion feature.  The residual proceeds are then allocated to the host debt component with an effective interest rate of 14%-27.46%. Regarding the warrant and conversion feature, the volatility input was calibrated such that the conversion feature, warrants, and host debt component, on issuance date, equates proceeds. The fair values of the freestanding warrants and conversion features were calculated to be $104 and $54, respectively, and the residual value allocated to the host debt component was $767.

The fair value of the warrants were determined using the Black-Scholes Option Pricing Model using the assumptions set out as follows:

At initial recognition
Risk-free interest rate	3.20% - 3.26%
Expected volatility	10%
Dividend yield	0%
Expected life	1.36 - 1.67 years

The fair value of the conversion feature was determined using the Black-Scholes Option Pricing Model using the assumptions set out as follows:

At initial recognition
Risk-free interest rate	3.20% - 3.84%
Expected volatility	10%
Dividend yield	0%
Expected life	1.36 - 1.67 years

A continuity schedule of the Company's convertible debt is as follows:

Balance as at January 1, 2022	$-
Issued	2,000
Fair value of conversion feature	(131)
Fair value of warrants	(247)
Accretion	108
Interest	144
Balance as at December 31, 2022	$1,874

10. SIMPLE AGREEMENT FOR FUTURE EQUITY

During the year ended December 31, 2022, Blue Copper Resources Corp. raised $198 with a valuation cap of $1,450 and $569 with a valuation cap of $4,120, respectively, by entering into Simple Agreement for Future Equity Notes ("SAFE Note") with several parties. The valuation cap provides the basis for the price at which the SAFE notes are  converted into common stock of BCRC. The SAFE Notes resulted in cash proceeds to the Company in exchange for the right to stock of the Company, or cash at a future date in the occurrence of certain events, as follows:

If there is an equity financing before the expiration or termination of the instrument, the Company will automatically issue to the investor, a number of shares of common stock equal to the purchase amount divided by the conversion price. The conversion price is equal to the price per share equal to the Valuation Cap divided by the Company capitalization immediately prior to the transaction.

Lion Copper and Gold Corp. Notes to the Consolidated Financial Statements For the years ended December 31, 2022 and 2021 (In thousands of U.S. Dollars except for shares and per share amounts)

10. SIMPLE AGREEMENT FOR FUTURE EQUITY (continued)

If there is a liquidity event before the expiration or termination of the instrument, the investor will, at its option, either (i) receive a cash payment equal to the purchase amount, or (ii) automatically receive from the Company a number of shares of common stock equal to the purchase amount divided by the liquidity price, if the investor fails to select the cash option.

If there is a dissolution event before the instrument expires or terminates, the Company will pay an amount equal to the purchase amount, due and payable to the investor immediately prior to, or concurrent with, the consummation of the dissolution event.

The SAFE notes were classified as liabilities pursuant to ASC 480 as certain redemptions are based upon the occurrence of certain events that are outside of the control of the Company, and were measured at fair value at each reporting period, with changes in fair value recorded within the Consolidated Statements of Operations.

A continuity of the Company's SAFE notes are as follows:

Balance as at January 1, 2022	$-
Issued	767
Loss on change in fair value of SAFE notes	364
Balance as at December 31, 2022	$1,131

11. SHARE CAPITAL

The Company is authorized to issue an unlimited number of common shares without par value.

Share transactions for the year ended December 31, 2022

a) On February 17, 2022, as  part of the Blue Copper Prospect transaction, the Company issued 1,500,000 common shares with a fair value of $119 as part of the closing of the transaction (Note 4(g)).

b) On March 17, 2022, the Company issued 8,000,000 common shares with a fair value of $506 as part of the option agreement with Houston Minerals Ltd.  to acquire a 100% interest in the Chaco, and the Ashton Properties (Note 4(f)).

c) On April 25, 2022, the Company issued 800,000 common shares with a fair value of $56 to settle debt in the amount of $62 (CAD$80) and recognized a gain on the settlement of $6.

d) On June 29, 2022, the Company issued 2,000,000 common shares in connection with warrants exercised for proceeds of $100 (Note 12).

e) On July 5, 2022, the Company issued 1,212,121 common shares with a fair value of $75 to settle outstanding debt of $77 and recognized a gain on the settlement of $2.

f) On July, 28, 2022, the Company issued 1,333,333 common shares, with a fair value of $93 in relation to the release of 1,333,333 restricted share units.

g) On August 23, 2022, the Company issued 915,910 common shares with a fair value of $49 to settle outstanding debt of $61 and recognized a gain on the settlement of $12.

Lion Copper and Gold Corp. Notes to the Consolidated Financial Statements For the years ended December 31, 2022 and 2021 (In thousands of U.S. Dollars except for shares and per share amounts)

11. SHARE CAPITAL (continued)

Share transactions for the year ended December 31, 2021

a) On September 13, 2021, the Company closed the first tranche of a non-broker Private Placement for gross proceeds of $1,566. The Company issued 26,105,833 units (each, a "Unit") of the Company at a price of $0.06 per Unit.

Each Unit of the Private Placement is comprised of one common share (a "Common Share") and one common share purchase warrant (a "Warrant"). Each Warrant entitles the holder thereof to purchase one additional Common Share of the Company at a price of $0.10 per Common Share within a period of three years from the date of closing. The Warrants contain a forced exercise provision if the daily volume weighted average trading price of the Common Shares of the Company on the TSX Venture Exchange is equal to or greater than $0.30 for a period of ten consecutive trading days.

In connection with the completion of the first tranche of the Private Placement, the Company paid a total of $23 and issued 382,900 finder's warrants as finder's fees. The finder's warrants will be exercisable at $0.10 per share for a period of 3 years from the date of closing.

b) On September 27, 2021, the Company closed the second tranche of a non-brokered private placement for gross proceeds of $772. The Company issued 12,863,669 units of the Company at a price of $0.06 per Unit.

In connection with the completion of the second tranche of the Private Placement, the Company paid a total of $17 and issued 289,240 finder's warrants as finder's fees to PI Financial Corp. and Haywood Securities Inc. The finder's warrants will be exercisable at $0.10 per share for a period of 3 years from the date of closing.

c) On October 21, 2021, the Company closed the third and final tranche of its oversubscribed Private Placement. The Company issued 29,832,834 Units at a price of $0.06 per Unit for gross proceeds of $1,790. Combined with the first and second tranches, the Company raised an aggregate of $4,128 in the Private Placement.

In connection with the completion of the third tranche of the Private Placement, the Company paid a total of $110 and issued an aggregate of 1,839,798 finder's warrants as finder's fees. The finder's warrants are exercisable at a price of $0.10 per share for a period of 3 years from the date of closing

d) On October 14, 2021, the Company agreed to settle outstanding debt of $27 with Manex Resource Group Inc. ("Manex") a former related party by issuing 403,665 common shares of the Company at a market price of CAD$0.0825 per share. The amount of indebtedness represents an outstanding account for services provided to the Company. The transaction was approved by the TSXV.

e) During the year ended December 31, 2021, the Company issued 5,885,000 common shares in connection with options and warrants exercised for proceeds of $323.

Lion Copper and Gold Corp. Notes to the Consolidated Financial Statements For the years ended December 31, 2022 and 2021 (In thousands of U.S. Dollars except for shares and per share amounts)

12. ADDITIONAL PAID-IN CAPITAL

a) Stock options

The Company has a stock option plan under which the Company is authorized to grant stock options of up to 10% of the number of common shares issued and outstanding of the Company at any given time.

Stock option activity during the year ended December 31, 2022 is summarized below:

i. On May 25, 2022, the Company granted 9,000,000 stock options with an exercise price of $0.085 CAD and an expiry date of May 25, 2027 which vested immediately upon grant.

ii. On August 18, 2022, the Company granted 2,394,283 stock options with an exercise price of $0.072 CAD and an expiry date of August 18, 2025 which vested immediately upon grant.

The continuity of the number of stock options issued and outstanding as of December 31, 2022, and December 31, 2021 is as follows:

	As at December 31, 2022		As at December 31, 2021
	Number of options	Weighted average exercise price (CAD)	Number of options	Weighted average exercise price (CAD)
Outstanding, beginning of year	19,915,000	0.12	14,690,000	0.08
Granted	11,394,283	0.08	12,900,000	0.16
Expired	(1,695,000)	0.10	(275,000)	0.65
Cancelled	-	-	(2,515,000)	0.15
Exercised	-	-	(4,885,000)	0.07
Outstanding, end of year	29,614,283	0.11	19,915,000	0.12

As of December 31, 2022, and December 31, 2021, the number of stock options outstanding and exercisable were:

Expiry date	Exercise price (CAD)	Number of options outstanding	Remaining contractual life in years	Number of options exercisable
September 20, 2023	0.06	1,470,000	0.72	1,470,000
June 21, 2024	0.07	1,900,000	1.47	1,900,000
August 8, 2024	0.06	500,000	1.61	500,000
June 20, 2025	0.08	2,450,000	2.47	2,450,000
August 18, 2025	0.072	2,394,283	2.63	2,394,283
June 18, 2026	0.25	3,950,000	3.47	3,950,000
September 17, 2026	0.11	4,500,000	3.72	4,500,000
October 21, 2026	0.09	2,700,000	3.81	2,700,000
December 12, 2026	0.12	750,000	3.95	750,000
May 25, 2027	0.085	9,000,000	4.40	9,000,000
Outstanding, December 31, 2022		29,614,283		29,614,283

Lion Copper and Gold Corp. Notes to the Consolidated Financial Statements For the years ended December 31, 2022 and 2021 (In thousands of U.S. Dollars except for shares and per share amounts)

12. ADDITIONAL PAID-IN CAPITAL (continued)
Expiry date	Exercise price (CAD)	Number of options outstanding	Remaining contractual life in years	Number of options exercisable
June 23, 2022	0.10	1,695,000	0.48	1,695,000
September 20, 2023	0.06	1,470,000	1.72	1,470,000
June 21, 2024	0.07	1,900,000	2.47	1,900,000
August 8, 2024	0.06	500,000	2.61	500,000
June 20, 2025	0.08	2,450,000	3.47	2,450,000
June 18, 2026	0.25	3,950,000	4.47	1,975,000
September 17, 2026	0.11	4,500,000	4.72	2,250,000
October 21, 2026	0.09	2,700,000	4.81	675,000
December 12, 2026	0.12	750,000	4.95	187,500
Outstanding, December 31, 2021		19,915,000		13,102,500

During the year ended December 31, 2022, an amount of $918 (2021 - $1,077) was expensed as share-based payments related to the vesting of options. The portion of share-based payments recorded is based on the vesting schedule of the options. The following weighted average assumptions were applied using the Black-Scholes Option Pricing model used to estimate the weighted average fair value of stock options granted during the years ended December 31, 2022, and 2021:

	Year ended December 31, 2022	Year ended December 31, 2021
Risk-free interest rate	2.58% - 3.28%	0.97% - 1.33%
Expected life (years)	3 - 5	5
Annualized volatility	147% - 150%	101% - 107%
Forfeiture rate	0%	0%
Dividend yield	0%	0%

b) Share purchase warrants

Warrant activity during the year ended December 31, 2022, is summarized below:

i. On June 17, 2022, the Company granted 16,044,774 warrants with an exercise price of $0.067 ($0.085 CAD) and an expiry date of February 17, 2024 pursuant to the grant of $1,075 in convertible debt (Note 9).

ii. On June 29, 2022, the Company issued 2,000,000 common shares in connection with the exercise of warrants with an exercise price of $0.05 for proceeds of $100 (Note 13).

iii. On July 8, 2022, the Company granted 11,940,293 warrants with an exercise price of $0.067 ($0.085 CAD) and an expiry date of March 8, 2024 pursuant to the grant of $800 in convertible debt (Note 9).

iv. On October 28, 2022, the Company granted 1,865,671 warrants with an exercise price of $0.067 ($0.085 CAD) and an expiry date of March 8, 2024 pursuant to the grant of $125 in convertible debt (Note 9).

Lion Copper and Gold Corp. Notes to the Consolidated Financial Statements For the years ended December 31, 2022 and 2021 (In thousands of U.S. Dollars except for shares and per share amounts)

12. ADDITIONAL PAID-IN CAPITAL (continued)

The continuity of the number of share purchase warrants outstanding as of December 31, 2022, and December 31, 2021, is as follows:

	December 31, 2022		December 31, 2021
	Number of warrants	Weighted average exercise price	Number of warrants	Weighted average exercise price
Outstanding, beginning of year	83,083,504	$0.09	12,769,230	$0.05
Issued	29,850,738	0.067	71,314,274	0.10
Exercised	(2,000,000)	0.05	(1,000,000)	0.05
Expired	(9,769,230)	0.05	-	-
Outstanding, end of year	101,165,012	$0.09	83,083,504	$0.09

The following table summarizes warrants outstanding as of December 31, 2022, and December 31, 2021:

Expiry date	Currency	Exercise price	December 31, 2022	December 31, 2021
August 28, 2022	USD	0.05	-	11,000,000
September 20, 2022	CAD	0.065	-	769,230
September 13, 2024	USD	0.10	26,488,733	26,488,733
September 27, 2024	USD	0.10	13,152,909	13,152,909
October 21, 2024	USD	0.10	31,672,632	31,672,632
February 17, 2024	USD	0.067	16,044,774	-
March 8, 2024	USD	0.067	13,805,964	-
Outstanding at the end of the year			101,165,012	83,083,504

c) Restricted share units

At the 2022 Annual General Meeting, the Company's stockholders approved issuance of common shares from treasury pursuant to the Company's Amened 2021 Restricted Share Unit Plan (the "RSU Plan") and reserved 30,330,661 shares for issuance under the RSU Plan. Under the RSU Plan, if the Company divests its interests, including the option to purchase, absent a merger, sale or similar transaction in a) one of either the Chaco Bear or Ashton projects, then 50% of the total RSUs that have not vested will be cancelled, or b) both the Chaco Bear or Ashton projects, then 100% of the total RSUs that have not vested will be cancelled.

Restricted share units ("RSU") activity during the year ended December 31, 2022, is summarized below:

i. On June 3, 2022, the Company issued 8,000,000 RSUs to the CEO and the President/CFO of the Company. 33.33% of the RSUs vested on June 3, 2022, 33.33% vest on the first anniversary and 33% vest on the second anniversary (Note 13).

ii. On June 3, 2022, 1,333,333 RSUs were released. The RSUs were converted into shares on July 28, 2022 (Note 13).

iii. On June 3, 2022, 1,333,333 RSUs were cancelled (Note 13).

Lion Copper and Gold Corp. Notes to the Consolidated Financial Statements For the years ended December 31, 2022 and 2021 (In thousands of U.S. Dollars except for shares and per share amounts)

12. ADDITIONAL PAID-IN CAPITAL (continued)

During the year ended December 31, 2022, an amount of $255 (2021 - $Nil) was expensed as share-based payments related to the grant of RSU's.

The continuity of the number of RSUs issued and outstanding as of December 31, 2022, and December 31, 2021 is as follows:

Number of RSUs
Outstanding at December 31, 2021	-
Granted	8,000,000
Released	(1,333,333)
Cancelled	(1,333,333)
Outstanding at December 31, 2022	5,333,334

13. RELATED PARTY TRANSACTIONS

The Company's related parties include its directors and officers whose remuneration was as follows, subject to change of control provisions for officers:

	For the years ended December 31
	2022	2021
Salaries	$504	$491
Directors' fees	13	6
Share-based payments	904	504
Interest on convertible debenture	53	-
	$1,474	$1,001

a) On January 26, 2022, the Company entered into a property acquisition agreement to assign its options to acquire the Butte Valley property to Falcon Butte, which is a private British Columbia company established to acquire mineral resource properties. Directors and officers of Falcon Butte are also directors and officers of Lion CG and as such the transaction is a non-arm's length transaction under TSXV rules.

On April 5, 2022, the Company completed the assignment of the two option agreements for the Butte Valley property. Pursuant to the assignment agreement, Lion CG received 16,049,444 common shares of Falcon Butte (Note 5). In addition, the Company received a payment of $500 from Falcon Butte, as a reimbursement of exploration expenditures and related costs incurred by the Company on the Butte Valley Property.  The Company recorded a gain of $2,207 on the sale of the Butte Valley property (Note 4(e)).

On April 13, 2022, the Company amended the agreement. Pursuant to the addendum Falcon Butte will pay a total of $500 in exchange for a 0.5% buy-down and retirement of certain NSRs. As of December 31, 2022, the Company has received $500 (Note 4(e)).

Lion Copper and Gold Corp. Notes to the Consolidated Financial Statements For the years ended December 31, 2022 and 2021 (In thousands of U.S. Dollars except for shares and per share amounts)

13. RELATED PARTY TRANSACTIONS (continued)

b) As per their agreements with the Company, the CEO and President/CFO are entitled to receive an annual grant of options under the Stock Option Plan of the Company on each Annual Review Date. The number of options will be determined by the Board based on a minimum of 50% and maximum of 150% of the annual base compensation. The exercise price per common share of the Company will be equal to the Market Price (as defined in the TSXV policies) of the Company's common shares as at the Annual Review Date, subject to a minimum exercise price per share of CAD$0.05. The applicable percentage on the annual base salary will be determined by the Board based on an assessment of the performance of the CEO and President/CFO in achieving the Annual Objectives for the relevant Annual Review Period. On May 25, 2022, the CEO and President/CFO were issued a combined 3,300,000 bonus options with an exercise price of $0.085 and an expiry date of May 25, 2027 (Note 12(a)). The CFO was granted 1,470,000 stock options and the CEO was granted 1,830,000 stock options.

c) On June 29, 2022, a director of the Company exercised 2,000,000 warrants with an exercise price of $0.05 per share for gross proceeds of $100 (Note 11,12 (b)).

d) As per their agreements with the Company, the CEO and President/ CFO were each granted 4 million RSUs on October 21, 2021, which were granted subject to vesting in three equal installments over three years. The grant of RSUs is subject to stockholder approval and further subject to Exchange approval of the RSU Plan and the aforementioned grant thereunder. Pursuant to Exchange policies, RSUs granted prior to stockholder approval of the RSU Plan must be specifically approved by a vote of stockholders excluding the votes of the holders of the Restricted Share Units. The Company's stockholders approved the grant of 4 million RSUs to both the CEO and President/ CFO at the AGM on May 18, 2022 and the Exchange approved the RSU Plan on June 3, 2022, resulting in 8,000,000 RSUs granted on June 3, 2022 (Note 12 (c)).

e) On June 2, 2022, 1,333,333 RSUs issued to the President/CFO were cancelled ((Note 12 (c)). All Share-based payments recognized pursuant to these RSUs were reversed upon cancellation.

f) On June 3, 2022, 1,333,333 RSUs issued to the CEO were released. The RSUs were converted into shares on July 28, 2022.

g) On November 1, 2022, the Company amended an employment agreement with the CEO of the Company. The CEO will continue to receive remuneration of $250, however, 52% of the salary will be paid in shares of Falcon Butte. The deemed price will be equal to the greater of $0.28 per share and the latest cash financing price raised by Falcon Butte. On November 1, 2022, $32.5 of the annual salary was converted to Falcon Butte shares and on February 1, 2023, $32.5 will be converted to Falcon Butte shares. The payment terms are applicable for six months beginning November 1, 2022, and these payment terms can be extended on a quarterly basis.

As a result, for the year ended December 31, 2022, the CEO of the Company was paid as follows:

  $228,333 in cash
  $21,667 in Falcon Butte shares.

 As at December 31. 2022, there was $10,833 in prepaid expenses to the CEO of the Company relating to wages paid during the year for services subsequent to year end.

h) During the year ended December 31, 2022, 3,500,000 options were granted to directors of the Company with an exercise price of $0.067 and expire on May 25, 2027. In addition, 957,713 options were issued to a director of the Company with an exercise price of $0.055 and expires on August 18, 2025.

Lion Copper and Gold Corp. Notes to the Consolidated Financial Statements For the years ended December 31, 2022 and 2021 (In thousands of U.S. Dollars except for shares and per share amounts)

13. RELATED PARTY TRANSACTIONS (continued)

i) During the year ended December 31, 2022, a director of the Company subscribed for $250 of unsecured convertible debentures in the first tranche (Note 9).  The debentures bear interest at a rate of 14% per annum and mature on February 17, 2024 and are convertible into shares of the Company at $0.067 ($0.085 CAD) per share until June 17, 2023, and thereafter at $0.078 ($0.10 CAD) per share. As of December 31, 2022, the Company accrued $19 in interest related to the convertible debentures.

j) During the year ended December 31, 2022, certain directors and officers of the Company subscribed for $500 of unsecured convertible debentures in the second tranche (Note 9).  The debentures bear interest at a rate of 14% per annum and mature on March 8, 2024 and are convertible into shares of the Company at $0.067 ($0.085 CAD) per share until July 8, 2023, and thereafter at $0.078 ($0.10 CAD) per share. As of December 31, 2022, the Company accrued $34 in interest related to the convertible debentures.

k) Blue Copper Resources Corp. has a mineral property lease agreement with a company owned by the CEO of the Company, to lease a mineral property. The value of the leased property was determined to be $500 (Note 4(h)).

14. SEGMENTED INFORMATION

The Company operates in one reportable operating segment, being mineral exploration. Geographic segment information relating to the Company's mineral properties as at December 31, 2022, and the year ended December 31, 2021 is as follows:

	December 31, 2022			December 31, 2021
	Canada	USA	Total	Canada	USA	Total
Mineral properties	$602	$7,282	$7,884	$-	$6,821	$6,821

15. COMMITMENTS

To acquire certain mineral property interests as per Note 4, the Company must make optional acquisition expenditures to satisfy the terms of existing option agreements, failing which the rights to such mineral properties will revert to the property vendors.

16. CONTINGENCIES

On July 23, 2021, the Company received notice from the State of Nevada that the State has not approved extensions of three water rights permits purchased by its subsidiary, SPS in 2011. The State also advised that a fourth permit would not be extended after a period of an additional year.

This appeal process is ongoing as discussed in Note 4(a). The latest development in the appeal process is a Remand Order was issued by the District Court Judge on December 6, 2022. The State's response to the Remand Order is not known at this time. Therefore, the impact of the State's decision on the Company's business is not known at this time. If the State's decision is not reversed and the Company does not retain some or all of the subject water rights, the Company will need to acquire sufficient replacement water rights to support its future mining in Mason Valley. Engineering studies to define the amount of water required to support the Company's future mining operations are ongoing.

Lion Copper and Gold Corp. Notes to the Consolidated Financial Statements For the years ended December 31, 2022 and 2021 (In thousands of U.S. Dollars except for shares and per share amounts)

17. DEFERRED INCOME TAX

A Reconciliation of income tax provision computed at Canadian statutory rates to the reported income tax provision is provided as follows:

	2022	2021
Tax loss for the year	(1,928)	(6,448)
Canadian statutory rate	27%	27%

Income tax benefit computed at statutory rates	$(520)	$(1,741)
Adjustment for foreign tax rates	313	148
Provision to return adjustments and other	(235)	-
Share issuance costs	-	(98)
Foreign exchange gains and losses	580	(34)
Permanent difference	324	190
Change in valuation allowance	(462)	1,535
Income tax expense (recovery)	$-	$-

The tax effect of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as at December 31, 2022 and 2021 respectively are presented below.:

	2022	2021
Deferred tax assets:
Non-capital loss and net operating loss carryforward	$8,934	$9,414
Mineral properties	7,536	7,304
Capital losses	2,117	2,313
Financing and other	56	77
SAFE notes	76	-
Total gross deferred tax assets	18,719	19,108
Less: valuation allowance	(18,646)	(19,108)
Net deferred tax assets	73	-

Deferred tax liabilities:
Convertible debentures	(73)	-
Total deferred tax liabilities	(73)	-
Deferred tax assets and liabilities	-	-
The Company's unused tax losses expire as follows:
	Canada	US
2026	$508	$-
2027 - 2042	21,413	-
2034 - 2037	-	11,779
Indefinite	-	2,579
	$21,921	$14,358

The Company's unused capital losses of $15,680 are available to carry forward indefinitely.

Lion Copper and Gold Corp. Notes to the Consolidated Financial Statements For the years ended December 31, 2022 and 2021 (In thousands of U.S. Dollars except for shares and per share amounts)

18. FINANCIAL INSTRUMENT RISKS

The board of directors has overall responsibility for establishing and oversight of the Company's risk management framework. The Company examines the various financial instrument risks to which it is exposed and assesses the impact and likelihood of those risks. Financial instruments consist of cash, accounts payable, Rio Tinto deposit, SAFE notes, convertible debentures, derivative liability conversion feature and derivative liability warrants.

Financial instruments recorded at fair value on the consolidated statements of financial position are classified using a fair value hierarchy that reflects the significance of the inputs used in making the measurements. The three levels of the fair value hierarchy are:

  Level 1 - Unadjusted quoted prices in active markets for identical assets or liabilities.
  Level 2 - Inputs other than quoted prices that are observable for the asset or liability either directly or indirectly; and
  Level 3 - Inputs that are not based on observable market data.

The Company's activities expose it to financial risks of varying degrees of significance, which could affect its ability to achieve its strategic objectives for growth and stockholder returns. The principal financial risks to which the Company is exposed are, liquidity risk, currency risk, interest rate risk, credit risk and commodity price risk. The Board of Directors has overall responsibility for the establishment and oversight of the Company's risk management framework and reviews the Company's policies on an ongoing basis.

The carrying values of cash, accounts payable, and Rio Tinto deposit approximate their fair values because of their immediate or short term to maturity and the Company's convertible debentures are recorded at amortized cost.

The Company's derivative liabilities is measured at its fair value at the end of each reporting period and is categorized as Level 2 in the fair value hierarchy.

The SAFE notes are classified as liabilities pursuant to ASC 480 and were measured at fair value at each reporting period, with changes in fair value recorded within the Consolidated Statements of Operations and are categorized as Level 3 in the fair value hierarchy.

a) Liquidity risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they fall due. The Company manages liquidity risk through the management of its capital structure. To mitigate this risk, the Company has a planning and budgeting process in place to determine the funds required to support its ongoing operations and capital expenditures. The Company ensures that sufficient funds are raised from equity offerings or debt financings to meet its operating requirements, after considering existing cash and expected exercise of stock options and share purchase warrants. See Note 1 for further discussion.

b) Currency risk

Foreign exchange risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in foreign exchange rates. The Company operates in the United States and Canada; therefore, it is exposed to currency risk from transactions denominated in CAD. Currently, the Company does not have any foreign exchange hedge programs and manages its operational CAD requirements through spot purchases in the foreign exchange markets. Based on CAD financial assets and liabilities' magnitude, the Company does not have material sensitivity to CAD to USD exchange rates.

Lion Copper and Gold Corp. Notes to the Consolidated Financial Statements For the years ended December 31, 2022 and 2021 (In thousands of U.S. Dollars except for shares and per share amounts)

18. FINANCIAL INSTRUMENT RISKS (continued)

c) Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate due to changes in market interest rates. The Company is exposed to the interest rate risk on its liabilities through its outstanding borrowings and the interest earned on cash balances. The Company monitors its exposure to interest rates and maintains an investment policy that focuses primarily on the preservation of capital and liquidity.

d) Credit risk

Credit risk is the risk of a financial loss to the Company if a customer or counterparty to a financial instrument fails to meet its contractual obligations. The Company is exposed to credit risk through its cash and cash equivalents. Cash and cash equivalents are held in large Canadian financial institutions that have high credit ratings assigned by international credit rating agencies.

19. SUBSEQUENT EVENTS

I. On January 13, 2023, the Company received $7,500 from Rio Tinto, comprising of $5,000 for stage 2 work and $2,500 as an immediate advance on part of the stage 3 financing.

II. On March 2, 2023, the Company granted 350,000 stock options with an exercise price of $0.095 CAD and an expiry date of March 2, 2028.

III. On March 2, 2023, the Company closed a private placement of unsecured convertible debentures for gross proceeds of $1,306. The debentures bear interest at a rate of 14% per annum, mature on November 2, 2024, and are convertible into shares of the Company at $0.07 ($0.095 CAD) per share up to January 2, 2024 and thereafter at $0.074 ($0.10 CAD) per share. The holder also has the option to elect at any time prior to the election date to be repaid by way of shares the Company owns of Falcon Butte at the rate of $0.28 per Falcon Butte share.

In connection with the sale of the Debentures, the Company also issued 18,461,015 common share purchase warrants to the purchasers. Each Warrant entitles the holder to acquire a common share of the Company at a price of $0.07 ($0.095 CAD) until November 2, 2024.

IV. As at December 31, 2022, the Company had satisfied all obligations of the Wassuk property, allowing the Company to exercise their right to acquire 100% interest in the property. On January 14, 2023, the Company exercised this right, and transfer of claims are expected to occur in April 2023.

V. On March 2, 2023, BCRC completed a financing of $2,000 by way of a private placement and issued 23,809,524 units at a price of $0.084 per share. Each unit consists of one common share, and one common share purchase warrant exercisable at $0.15 for a period of 1 year.

At December 31, 2022, BCRC had received $767.5 in SAFE Notes, and an additional $100 subsequent to the year. The private placement described above was considered a triggering event as described in Note 10, and the face value of SAFE Notes of $867.5 were converted into common shares of BCRC resulting in 21,629,386 common shares being issued.

As a result, Lion CG's ownership in BCRC was reduced to 48.8% as of March 2, 2023.

Lion Copper and Gold Corp. Notes to the Consolidated Financial Statements For the years ended December 31, 2022 and 2021 (In thousands of U.S. Dollars except for shares and per share amounts)

19. SUBSEQUENT EVENTS (continued)

VI. On March 11, 2023, the agreement between Blue Copper LLC and Snowshoe Creek LLC was amended to include an extension term, that after the lease term of 20 years, Blue Copper LLC has the ability to extend the term in 12-month increments upon providing written notice no later than 180 days prior to the expiration of the current term.

VII. Pursuant to an option agreement for the Chaco Bear and Ashton property, the Company is required to pay $100 in maintenance fees by January 31, 2023. The Company has defaulted on these terms as at January 31, 2023 and has a ninety day period to remedy the default. As of the date of these financial statements, the Company has not paid the maintenance fees.

Lion Copper and Gold Corp.

(Formerly Quaterra Resources Inc.)

Management's Discussion and Analysis

For the year ended December 31, 2022

Dated: March 20, 2023

(In U.S. dollars)

General

This Management's Discussion and Analysis ("MD&A") of Lion Copper and Gold Corp. and its wholly owned subsidiaries (collectively, "Lion CG" or the "Company"), dated March 20, 2023, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2022 and 2021, and related notes thereto which have been prepared in accordance with accounting principles generally accepted in the United States ("US GAAP"). All dollar amounts in this MD&A are United States dollars unless otherwise noted.

Additional information about the Company, including the Company's press releases, quarterly and annual reports, and Form 10-K, is available through the Company's filings with the securities regulatory authorities in Canada at www.sedar.com or the United States Securities Exchange Commission at www.sec.gov/edgar. Information about mineral resources, as well as risks associated with investing in the Company's securities is contained in the Company's most recently filed 10-K.

Under U.S. federal securities laws, issuers must assess their foreign private issuer status as of the last business day of their second fiscal quarter. It was announced that more than 50% of the Company's common shares are held by U.S. shareholders, and the Company no longer meets the definition of a foreign private issuer under the United States securities laws. As a result, commencing in 2023, the Company is required to use forms and rules prescribed for U.S. domestic companies, including the requirement that financial statements be presented in accordance with US GAAP instead of International Financial Reporting Standards ("IFRS"). The Company's common shares will continue to be listed on the TSX Venture Exchange and quoted on the OTCQB.

Herbert E. Welhener, an employee of Independent Mining Consultants, Inc., is a Qualified Person under National Instrument 43-101 - Standards of Disclosure for Mineral Projects ("NI 43-101"), and has approved the scientific and technical information in this MD&A.

Company Profile

Lion Copper and Gold Corp. is a Canadian-based Company advancing its flagship copper projects at Yerington, Nevada through an Option to Earn-in Agreement with Rio Tinto.

The Company also looks for opportunities to acquire projects on reasonable terms that have the potential to host large mineral deposits attractive to major mining companies. The Company is incorporated in British Columbia, Canada. Its registered and records offices are located at 1200 - 750 West Pender Street, Vancouver, British Columbia, Canada, V6C 2T8.

On November 22, 2021, the Company changed its name from Quaterra Resources Inc. to Lion Copper and Gold Corp. The shares of the Company commenced trading under the new name at the open of trading on November 23, 2021. The Company's common shares are listed on the TSX Venture Exchange ("TSXV") under the symbol "LEO" and traded on the OTCQB Market under the symbol "LCGMF".

The Company prepares its consolidated financial statements on a going concern basis, which contemplates that the Company will be able to meet its commitments, continue operations and realize its assets and discharge its liabilities in the normal course of business for at least twelve months from December 31, 2022. The Company has incurred ongoing losses and expects to incur further losses in the advancement of its business activities. For the year ended December 31, 2022 and 2021, the Company incurred a net loss of $1,928,000 (2021 - $6,448,000). As at December 31, 2022, the Company had cash of $1,365,000 (2021 - $842,000), working capital deficit of $556,000 (2021 - deficit of $522,000) and an accumulated deficit of $121,834,000 (2021 - $120,018,000).

The Company continues to incur losses, has limited financial resources, and has no current source of revenue or cash flow generated from operating activities. To address its financing requirements, the Company plans to seek financing through, but not limited to, debt financing, equity financing and strategic alliances. However, there is no assurance that such financing will be available. If adequate financing is not available or cannot be obtained on a timely basis, the Company may be required to delay, reduce the scope of or eliminate one or more of its exploration programs or relinquish some or all of its rights under the existing option and acquisition agreements. The above factors give rise to material uncertainties that may cast substantial doubt on the Company's ability to continue as a going concern.

If the going concern assumptions were not appropriate for these consolidated financial statements, then adjustments would be necessary to the carrying values of assets, liabilities, the reported expenses, and the consolidated balance sheet classifications used. Such adjustments could be material.

Mineral Properties

The following table summarizes the balance of exploration and evaluation assets as at December 31, 2022 and December 31, 2021 and the changes in exploration and evaluation assets for the years then ended.

	Singatse Peak Services				Lion CG	Quaterra Alaska		Blue Copper Resources Corp
(In thousands of U.S dollars)	MacArthur	Yerington	Bear	Wassuk	Chaco Bear & Ashton	Butte Valley	Blue Copper	Groundhog	Blue Copper	Total
	$	$	$	$	$	$	$	$	$	$
Balance December 31, 2020	2,489	1,195	1,339	1,155	-	100	-	-	-	6,278
Acquisition costs	-	-	193	250	-	100	-	-	-	543
Total additions (disposals) for the year	-	-	193	250	-	100	-	-	-	543
Balance December 31, 2021	2,489	1,195	1,532	1,405	-	200	-	-	-	6,821

Acquisition costs	-	-	193	-	602	-	118	-	500	1,413
Assignment of Butte Valley	-	-	-	-	-	(200)	-	-	-	(200)
Transfer to BCRC	-	-	-	-	-	-	(118)	-	118	-
Paid by Rio Tinto	-	-	(150)	-	-	-	-	-	-	(150)
Total additions (disposals) for the year	-	-	43	-	602	(200)	-	-	618	1,063
Balance December 31, 2022	2,489	1,195	1,575	1,405	602	-	-	-	618	7,884

During the year ended December 31, 2022, the balance of mineral properties increased by $1,063,000. The increase is mainly due to the Company making property acquisition payments pursuant to property option agreements on the Chaco Bear and Ashton property, and the Arnold, Snowbird & Montana property. In addition, the Company transferred its 100% interest in the Blue Copper Project in Montana and its 90% interest in the Groundhog property in Alaska to Blue Copper Resources Corp., an entity in which the Company holds 79% ownership of, which also holds a leased interest in the Arnold, Snowbird & Montana property. Additions were offset when the Company entered into a property acquisition agreement to sell and assign its options in the Butte Valley property to Falcon Butte Minerals Corp. (formerly 1301666 B.C. Ltd "Falcon Butte."), as a result the Company derecognized the property value of $200,000.

Total exploration expenditures recorded on the consolidated statement of operations are listed in the tables below:

Exploration expenditures incurred for the year ended December 31, 2022

	Singatse Peak Services				Lion CG		Quaterra Alaska		Blue Copper Resources Corp
(In thousands of U.S dollars)	MacArthur	Yerington	Bear	Wassuk	Chaco Bear & Ashton	Groundhog	Butte Valley	Blue Copper	Groundhog	Blue Copper	Total
	$	$	$	$	$	$	$	$	$	$	$
Property maintenance	167	64	-	55	-		2	161	107	41	597
Assay & Labs	86	33	-	-	-	-	-	-	-	-	119
Drilling	478	437	-	-	-	-	-	-	-	-	915
Environmental	292	489	-	-	-	-	-	11	-	-	792
Geological & mapping	1	-	-	-	18	-	-	25	-	-	44
Geophysical surveys	61	1	5	-	-	-	11	59	-	35	172
Technical study	341	411	-	-	-	-	-	-	-	-	752
Field support	635	16	-	-	-	44	10	56	-	150	911
Total expenses incurred	2,061	1,451	5	55	18	44	23	312	107	226	4,302
Total Expenditures funded by Rio Tinto	(1,637)	(1,394)	-	(55)	-	-	-	-	-	-	(3,086)
Total Expenditures funded by Lion CG	424	57	5	-	18	44	23	312	107	226	1,216

Exploration expenditures incurred for the year ended December 31, 2021

(In thousands of U.S dollars)	MacArthur	Yerington	Bear	Wassuk	Chaco Bear & Ashton	Groundhog	Butte Valley	Blue Copper	Total
	$	$	$	$	$	$	$	$	$
Property maintenance	159	69	-	55	-	98	147	401	929
Assay & Labs	231	-	-	-	-	-	-	-	231
Drilling	892	-	-	47	-	-	500	-	1,439
Environmental	43	142	-	-	-	-	-	-	185
Geological & mapping	22	-	-	-	160	-	-	16	198
Geophysical surveys	20	-	63	-	-	-	47	15	145
Technical study	276	11	-	-	-	1	-	-	288
Field support	46	5	-	3	-	67	59	47	227
Total expenses incurred	1,689	227	63	105	160	166	753	479	3,642

On March 18, 2022, the Company entered into an Option to Earn-in Agreement with Rio Tinto America Inc. ("Rio Tinto") to advance studies and exploration at the Company's copper assets in Mason Valley, Nevada, see Option to Earn-in Agreement with Rio Tinto below for further details. In connection with Stage 1 of the agreement, the Company received $4,000,000 for an exclusive earn-in option and agreed-upon Mason Valley study and evaluation works. During the year ended December 31, 2022, the Company incurred expenditures of $3,387,000 in connection with the work program. The funds incurred in connection with this work program were offset against additions to mineral properties and general expenditures as follows:

(In thousands of U.S dollars)
Balance December 31, 2021	-
Proceeds received	4,000

Funds applied to capitalized mineral property expenditures	(150)

Funds applied to exploration expenditures:
Property maintenance	(287)
Assay & labs	(66)
Drilling	(915)
Environmental	(692)
Geological & mapping	(1)
Technical study	(495)
Field support & other	(630)

Funds applied to general operating expenditures	(151)
Balance December 31, 2022	613

On February 24, 2022, the Company filed a technical report titled "Mineral Resource Estimate" for its MacArthur Project, which can be found on the SEDAR website at www.sedar.com and on the Company's website. Refer to Mineral Resource Estimate below for a summary of the report.

MacArthur Copper Project and Yerington Mine Property, Nevada

Located in the historic copper district of Yerington, Nevada, the Company's Yerington Copper Projects include the MacArthur Copper Project and Yerington Mine Property, which are 100% owned by Singatse Peak Services LLC, a wholly-owned subsidiary of Lion CG.

The MacArthur Property consists of 897 unpatented lode claims totaling approximately 18,500 acres on lands administered by the U.S. Department of Interior - Bureau of Land Management (BLM).

Lion CG has a National Instrument 43-101 compliant resource.

The MacArthur Project is subject to a 2% net smelter return royalty (the "NSR") upon commencing commercial production, which can be reduced to a 1% NSR in consideration of $1,000,000.

The Yerington Mine Property covers approximately 11 square miles centered on the former Anaconda open pit copper mine. This includes 2,768 acres of fee simple parcels and patented mining claims as well as 208 unpatented lode and placer claims totaling approximately 4,300 acres on lands administered by the BLM.

Lion CG has a National Instrument 43-101 compliant resource for the Yerington Mine Property and believes that the project has potential for additional copper resources. Historic and current drilling data indicate that horizontal and vertical limits to the mineralization at the Yerington Mine Property have not yet been found.

The Yerington Mine Property is subject to a 2% NSR upon commencing commercial production. The total lifetime royalty is capped at $7,500,000.

Bear Deposit, Nevada

The Bear deposit consists of approximately 2,300 acres of private land located to the northeast of the Yerington Mine Property.

The Company has five option agreements, entered from March 2013 to May 2015, to acquire a 100% interest in private land in Yerington, Nevada, collectively known as the Bear deposit. Under the terms of these option agreements, as amended, the Company is required to make $5,673,290 in cash payments over 15 years ($5,222,290 paid) to maintain the exclusive right to purchase the land, mineral rights, and certain water rights and to conduct mineral exploration on these properties. Two of the properties are subject to a 2% NSR upon commencing commercial production, which can be reduced to a 1% NSR in consideration of $1,250,000 total.

Outstanding payments to keep the five option agreements current are as follows, by year:

  $193,000 due 2022 ($193,000 paid);
  $201,000 due in 2023;
  $50,000 due in years 2024 to 2028.

Outstanding purchase payments under the five option agreements are as follows:

  $1,250,000 for Taylor, purchase option expiring April 4, 2023. The Company is in the process of negotiating an extension;
  $250,000 for Chisum, purchase option has no expiration date, $50,000 per year payment required for continuation;
  $5,000,000 for Yerington Mining, purchase option expiring in 2024;
  $8,975,000 for Circle Bar N, purchase option expiring in 2024;
  $22,770,000 for Desert Pearl Farms, purchase option expiring in 2029.

Wassuk, Nevada

The Wassuk property consists of 310 unpatented lode claims totaling approximately 6,400 acres on lands administered by the BLM.

On December 19, 2007, the Company entered into a Mining Lease with Option to Purchase, as further amended, to earn a 100% interest in certain unpatented mining claims in Lyon County, Nevada, and was required to make $1,405,000 in cash payments (paid) and incur a work commitment of $50,000 by December 31, 2021 (completed). During 2021, two final option payments were paid and form part of the total payments of $1,405,000. As at December 31, 2021, the Company had satisfied all conditions required to execute the option to purchase and on January 14, 2023, the option was executed.

The property is subject to a 3% NSR royalty upon commencing commercial production, which can be reduced to a 2% NSR in consideration of $1,500,000.

Groundhog Project, Alaska

On April 20, 2017, the Company signed an agreement (the "Agreement") with Chuchuna Minerals Company, an Alaska corporation, giving it an option to purchase a 90% interest in the Groundhog copper prospect, a 40,000-acre property located on an established copper porphyry belt, two hundred miles southwest of Anchorage, Alaska.

The Groundhog claims cover the northern extension of a structural zone that hosts a number of porphyry copper-gold prospects. To earn the 90% interest, the Company must fund a total of $5,000,000 ($2,839,475 funded) of exploration expenditures and make a lump sum payment to Chuchuna of $3,000,000 by the end of April 20, 2024. During the year ended December 31, 2021, the lease agreement was further extended from six to seven years, providing the Company more time to make the required exploration expenditures and lump sum payment. The Company can terminate the Agreement at its discretion.

The property is subject to a 1.75% NSR upon commencing commercial production, which can be reduced to a 0.875% NSR royalty in consideration of $25,000,000.

On December 13, 2022, the Groundhog property was transferred from Quaterra Alaska to Blue Copper Resources Corp.

Butte Valley Prospect, Nevada

On January 26, 2022, the Company entered into a property acquisition agreement to sell and assign its options to acquire the Butte Valley property to Falcon Butte Minerals Corp. (formerly 1301666 B.C. Ltd., or "Falcon Butte") which is a private British Columbia company established to acquire mineral resource properties.

Pursuant to the agreement, Lion CG's 100% owned subsidiary Quaterra Alaska will be granted an equity position in Falcon Butte. In addition, Quaterra Alaska will maintain a 1.5% NSR on each of the Butte Valley optioned properties, which is subject to a buy-down to a 1.0% NSR in exchange for a payment of $7,500,000 per property.

On April 5, 2022, the Company completed the assignment of the two option agreements for the Butte Valley Property.

On April 13, 2022, the Company amended the assignment agreement. Pursuant to the addendum Falcon Butte was to pay a total of $500,000 in exchange for a 0.5% buy-down and retirement of certain NSRs held by the Company. During the year ended December 31, 2022, the full consideration of $500,000 was received.

On December 13, 2022, the Butte Valley Royalty rights were transferred from Quaterra Alaska to Blue Copper Resources Corp.

Chaco Bear and Ashton Properties, British Columbia

On August 25, 2021, the Company entered into a non-binding letter of intent (the "LOI") with Houston Minerals Ltd. ("Houston") setting forth the terms of an option whereby the Company may acquire a 100% interest in the Chaco Bear Property located directly east of the Golden Triangle of British Columbia, and the Ashton Property located near Lytton, British Columbia (Collectively, the "Properties").

Under the terms of the LOI, the Company and Houston propose to enter into a definitive agreement whereby the Company can earn up to a 100% interest in the Properties by making the following share issuances and cash payments over a four-year period:

  issuing 8,000,000 common shares of the Company on closing (issued on March 17, 2022);
  making annual lease payments on the Properties after 2021;
  incurring CAD$150,000 of exploration expenditures on the Chaco Bear Property and CAD$50,000 of exploration expenditures on the Ashton Property before the end of 2021 (paid);
  incurring exploration expenditures of at least the value of the annual assessment multiplied by 1.5 for periods after 2021 (claims were renewed and extended through to early 2025, resulting in no obligation on exploration expenditures until 2024);
  paying CAD$1,500,000 for the Chaco Bear Property and CAD$1,000,000 for the Ashton Property on or before 4 years from the closing, which amounts are payable in cash or common shares of the Company; and
  making annual advance royalty payments in the fourth and fifth year from the closing in the amounts of CAD$250,000 on the Chaco Bear Property and CAD$150,000 on the Ashton Property.

On September 17, 2021, the parties agreed to an amendment to the LOI to include a 2.5% NSR on each property. Prior to feasibility, the Company may reduce the NSR to 1.0% on the Chaco Bear Property in consideration for a payment of CAD$6,000,000 and 1.0% on the Ashton Property for a payment of CAD$3,000,000. Post feasibility, the Company may purchase the remaining 1.0% NSR on the Chaco Bear Property for CAD$12,000,000 and the remaining 1.0% NSR on the Ashton Property for CAD$6,000,000.

On January 26, 2022, the Company entered into an option agreement with Houston to replace the LOI. The consideration terms under the LOI are unchanged except that the term of the option has changed from a four-year period to a ten-year period and annual advance royalty payments in the amounts of CAD$250,000 on the Chaco Bear Property and CAD$150,000 on the Ashton Property are to be paid starting on the fifth year from closing through to the ninth year from closing instead of only in the fourth and fifth years from the closing. All other consideration terms remain unchanged.

In addition, commencing on January 31, 2022, and on January 31 of each year thereafter during the Option Period, Lion CG shall pay the following option maintenance fees to Houston: (a) CAD$60,000 in respect of the Chaco Bear Property; and (b) CAD$40,000 in respect of the Ashton Property.

Lion CG funded an initial work program in 2021 of CAD$200 on the properties in consideration for the grant of the option, and on March 16, 2022, the transaction was closed. The Company may exercise the Option for a period of up to ten years to acquire (i) the Chaco Bear property by paying CAD$1,500,000 to Houston, in cash or in common shares of the Company at the Company's option; and/or (ii) the Ashton Property by paying CAD$1,000,000 to Houston in cash or in common shares of the Company at the Company's option, and in either case common shares will be valued using the volume weighted average trading price of the Company's common shares for the twenty trading day period ending three trading days prior to the date of issuance of such Lion CG shares, with such cash payments being subject to a discount of between 5% and 15% based on the timing of exercise and cumulative exploration expenditures incurred as at the time of exercise. Houston will retain a 2.5% net smelter returns royalty on any of the Properties for which an Option has been exercised by the Company.

Blue Copper Prospect, Montana

During the year ended as of December 31, 2021, Blue Copper LLC acquired and staked a district scale exploration and resource discovery opportunity (the "Blue Copper Prospect"), comprising more than 7,430 acres in Powell County and Lewis & Clark County in Montana, USA. The area is prospective for high grade copper-gold skarns and porphyry copper-gold mineralization.

The Blue Copper Prospect, located approximately 25 miles WNW of Helena, Montana, is centered on the Late Cretaceous Blackfoot City Stock (the "BCS"), which was intruded into the Black Mountain syncline, composed primarily of a Paleozoic sequence of limestone, dolomite, shale and sandstone. The BCS crystallized at the same time as the nearby Boulder batholith, which is host to the world-famous Butte copper mines.

The claim block encompasses a group of more than 14 historic small mines that produced high grade gold, copper and tungsten. Importantly, the streams draining the BCS have a recorded production of almost 200,000 ounces of placer gold through 1959, although the actual production was most likely much higher. Despite the extensive placer production, only one lode gold mine operated historically and produced less than 10,000 ounces. Several major companies conducted exploration programs in the area during the late 1980s and early 1990s. The Company is currently acquiring, compiling and interpreting historic and recent field mapping, sampling and lab data to develop a 2022 work plan which will be provided when available.

As a part of the Blue Copper Prospect, Blue Copper LLC entered into a purchase agreement with Four O Six Mining & Exploration LLC to acquire certain existing and additional unpatented mining claims. In exchange for the unpatented mining claims, as part of the closing of the transaction, the Company issued 1,500,000 common shares of the capital of the Company and provided a NSR of 2% with a buy-down of 1% NSR for $1,500,000.

Blue Copper LLC has staked an additional 131 claims to expand the Blue Copper Prospect. The Company has provided a NSR of 2% with a buy-down of 1% NSR for $600,000 to Four O Six Mining & Exploration LLC for these claims.

On February 14, 2022, as a part of the Blue Copper Prospect transaction, the Company issued 1,500,000 common shares as part of the closing of the transaction.

On December 13, 2022, Quaterra Alaska's interest in Blue Copper LLC was transferred to Blue Copper Resources Corp.

On October 28, 2022, Blue Copper LLC entered into a mining lease agreement with Snowshoe Creek LLC ("Snowshoe"), a Montana limited liability company owned by the CEO of the of the Company. Pursuant to the Agreement, Snowshoe will lease the property, including the patented mining claims on the Arnold, Snowbird and Montana, to Blue Copper LLC for a term of 20 years and extendable on the sole decision of Blue Copper LLC.

As consideration, 15,000,000 preferred stock in Blue Copper Resources Corp. was issued to the CEO of the Company. The transaction was measured using the fair value of the asset received as the cost was more clearly evident. The fair value of the asset received was calculated using the original cost incurred to acquire the property and was determined to be $500,000.

Option to Earn-in Agreement with Rio Tinto

On March 18, 2022, the Company entered into an Option to Earn-in Agreement with Rio Tinto to advance studies and exploration at Lion CG's copper assets in Mason Valley, Nevada. Under the agreement, Rio Tinto has the option to earn a 65% interest in the assets, comprising 34,494 acres of land, including the historic Yerington mine, greenfield MacArthur Project, Wassuk property, the Bear deposit, and associated water rights (the "Mining Assets"). In addition, Rio Tinto will evaluate the potential commercial deployment of its Nuton™ technologies at the site. Nuton™ offers copper heap leaching technologies developed by Rio Tinto to deliver greater copper recovery from mined ore and access new sources of copper such as low-grade sulphide resources and reprocessing of stockpiles and mineralized waste. The technologies have the potential to deliver leading environmental performance through more efficient water usage, lower carbon emission, and the ability to reclaim mine sites by reprocessing waste.

The stages of the Agreement are set out below.

Stage 1

Rio Tinto will pay up to four million U.S. dollars ($4,000,000) for an exclusive earn-in option and agreed-upon Mason Valley study and evaluation works to be completed by Lion CG no later than December 31, 2022.

Stage 2

Within forty-five (45) days of the completion of Stage 1, Rio Tinto will provide notice to Lion CG whether Rio Tinto elects to proceed with Stage 2 (notice provided), upon which Rio Tinto will pay up to five million U.S. dollars ($5,000,000) for agreed-upon Mason Valley study and evaluation works to be completed by Lion CG within 12 months from the date that the parties agree upon the scope of Stage 2 work ($7,500,000 paid January 13, 2023, representing $5,000,000 for Stage 2 and an advance of $2,500,000 for Stage 3).

Stages 1 and 2 may be accelerated at Rio Tinto's option.

Stage 3 - Feasibility Study

Within sixty (60) days of the completion of Stage 2, Rio Tinto shall provide notice to Lion CG whether Rio Tinto will exercise its Option and fund a Feasibility Study based on the results of the Stage 1 and Stage 2 work programs. Rio Tinto will fully-fund the Feasibility Study and ancillary work completed by Lion CG in amount not to exceed fifty million U.S. dollars ($50,000,000).

Investment Decision

Upon completion of the Feasibility Study, Rio Tinto and Lion CG will decide whether to create an investment vehicle into which the Mining Assets will be transferred, with Rio Tinto holding not less than a 65% interest in the investment vehicle.

• If Rio Tinto elects to not to create the investment vehicle, then Lion CG shall grant to Rio Tinto a 1.5% NSR on the Mining Assets.

• If Rio Tinto elects to create the investment vehicle but Lion CG elects not to create the investment vehicle, then, at Rio Tinto's option, Lion CG shall create the investment vehicle and Rio Tinto will purchase Lion CG's interest in the investment vehicle for fair market value.

Project Financing

• Following the formation of the investment vehicle, any project financing costs incurred will be funded by Rio Tinto and Lion CG in proportion to their respective ownership interest in the investment vehicle.

• Rio Tinto may elect to fund up to sixty million U.S. dollars ($60,000,000) of Lion CG 's project financing costs in exchange for a 10% increase in Rio Tinto's ownership percentage. In addition, upon mutual agreement of Rio Tinto and Lion CG, Rio Tinto may fund an additional forty million U.S. dollars ($40,000,000) of Lion CG's project financing costs in exchange for an additional 5% increase in Rio Tinto's ownership percentage.

• If Lion CG's ownership percentage in the investment vehicle is diluted to 10% or less, then Lion CG's ownership interest will be converted into a 1% uncapped NSR.

On April 27, 2022, the Company TSX Venture Exchange approved the Company's Option to Earn-in Agreement with Rio Tinto America Inc.

On May 15, 2022, Rio Tinto approved the Stage 1 Work Program and provided $4,000,000 to the Company for the development of the Mason Valley projects, which has been completed as of December 31, 2022. The remaining funds of the $4,000,000 will be spent per agreement with Rio Tinto in 2023 for Stage 2.

Subsequent to December 31, 2022, the Company reached an agreement with Rio Tinto on the scope of the Stage 2 Program of Work. As a result, the Company received $7,500,000, comprising of $5,000,000 for Stage 2 work and $2,500,000 as an immediate advance on part of the Stage 3 financing.

Performance Highlights

  Mason Valley Stage 1 Work Program

In May 2022, the Company commenced on the Stage 1 Work Program which included the following scopes and ran through to the end of 2022:

• Project Permitting and Baseline Studies

o Pre-Application Pre-Plan of Operations submitted to agencies

o MacArthur Exploration Plan of Operations Update

o Water Resources studies (surface and groundwater)

o Wildlife Baseline

o Risk and Opportunity Register

o Draft Stakeholder Engagement Plan / strategy development

o Permitting Plan / strategy development

o Agency kickoff meeting

• Metallurgical Testing of MacArthur and Yerington Samples

o Column testing for MacArthur oxide ores was substantially completed

o The Rio Tinto Bundoora and Bingham laboratories have tested MacArthur sulphide, Yerington sulphide and Yerington S23 materials.

• Engineering Studies

o Yerington Pit Dewatering Evaluation

o Yerington Starter Facility Infrastructure Evaluation

o Update of MacArthur 2022 Internal Scoping Study to include NutonTM technology

o Concept Study for the Yerington Project to include NutonTM technology

• Exploration

o As communicated in the news release dated August 22, 2022, exploration drilling objectives included evaluation of the mineralized potential beneath the legacy Yerington pit, the Montana-Yerington prospect located between the Ann Mason project and the Yerington pit, and verification work around the MacArthur Project. Additionally, an expansion of this year's exploration scope allowed the Company to initiate surface trenching at the Mason Pass oxide copper prospect.

o Yerington Pit: One core drill hole, YM-046, totaling 1,792.5 feet, was drilled beneath the Yerington pit to test for additional sulphide mineralization below the known resource (NI 43-101 Technical Report, Yerington Copper Project, January 3, 2014). The drill hole was located on the central portion of the southern pit rim, angled northeasterly to prospect beneath the pit. This drill hole identified both oxide (374 ft of 0.12% TCu) and sulphide (1,222 ft of 0.13% TCu, including 75 ft of 0.23% TCu) mineralization. A portion of the sulphide mineralization is located beneath the known resource.

o Montana-Yerington Prospect: One core drill hole, MY-001, totaling 668 feet, was drilled at the Montana-Yerington prospect to test for copper oxide and sulphide potential beneath an outcropping phyllic altered leached cap.  Additionally, the drill hole tested for the eastern portion of a sulphide vein that was underground mined in the early 1900s.  The drill hole was angled northerly to test beneath the leach cap and prospect for the sulphide vein. This drill hole identified two sulphide vein structures associated with the historical underground mining operations. Intercepts include 23.5 ft of 0.49% TCu and 8.5 ft of 1.64% TCu.  Additionally, a low-grade sulphide intercept was identified below these veins (114 ft of 0.10% TCu) which may be an eastward continuation of the Ann Mason copper deposit.

o MacArthur Project: Three core drill holes totaling 2,291 feet were drilled at the MacArthur Project. Two of the drill holes (QM-329 and QM-330) were drilled in the central portion of the resource shell, with each drill hole intersecting oxide and chalcocite mineralization.  Significant intercepts include drill hole QM-329 (371 ft of 0.16% TCu, including 76.5 ft of 0.27% TCu) and QM-330 (157 ft of 0.25% TCu, including 58.5 ft of 0.40% TCu).  A portion of the QM-330 intercept is below the current resource pit shell. Additionally, QM-329 intersected primary sulphide mineralization (40 ft of 0.17% TCu).  QM-331, drilled on the eastern edge of the resource shell, also intersected oxide mineralization (10 ft of 1.06% TCu) and a mixture of chalcocite and chalcopyrite mineralization (16.5 ft of 0.18% TCu).

o Mason Pass Oxide Copper Prospect: An expansion of the 2022exploration scope included surface trenching at the Mason Pass oxide copper prospect located approximately 1.5 miles south-southwest of the MacArthur pit. Two trenches totaling 848 linear feet were completed initially, and subsequently expanded to five trenches totaling 1,873 linear feet due to the appearance of visible oxide copper in the first two trenches. The trenches range from 6 to 15 ft in depth and  were  mapped and channel sampled at ten-foot intervals within each trench, with samples analyzed by ALS Chemex in Reno, Nevada. The Company announced in the December 13, 2022 press release further assay results from the Mason Pass prospect surface trenching program, as previously discussed in the November 10, 2022 press release. The highlights of the exploration at the Mason Pass Oxide Prospect include:

o At-surface, ore-grade, copper oxide mineralization has been encountered in recently excavated trenches at Mason Pass, with mineralization remaining open and untested in most directions.

o Trench 4 includes 200 ft of 0.28% TCu and 30 ft of 0.22% TCu, and averages 0.14% TCu over the full length of the trench (568 ft).

o Trench 1 includes 20 ft of 0.70% TCu and 90 ft of 0.34% TCu, and averages 0.14% TCu over 390 ft (from 50 to 440 ft).

o Trench 2 includes 50 ft of 0.20% TCu, and averages 0.08% TCu over 358 ft (from 50 to 408 ft).

The four trenches that reached bedrock all encountered copper oxide mineralization.. The Company is now planning further exploration to evaluate the extent of this mineralization to the west, south, and at depth, as well as testing for potential to the east, beneath the cover of volcanics that postdate the mineralization. The character of the mineralization observed in the trench exposures is similar to that exposed in the MacArthur pit where historic benching exposes copper oxide mineralization primarily in the footwall of the low angle MacArthur fault and ranging from 30 to 250 feet in thickness. On May 12, 2022, the Company initiated the Project environmental permitting process with the U.S. Bureau of Land Management, a first step in formalizing the Company's permitting efforts.

The Company delivered a bulk metallurgical sample to Rio Tinto's NutonTM labs, where comprehensive metallurgical testing and optimization studies are being undertaken on oxide, transitional and sulphide material sourced from both the MacArthur and Yerington deposits.

The Company announced on February 10, 2023 the commencement of its 2023 exploration program as funded by US$5,000,000 received for Stage 2 Program of Work and a US$2,500,000 early advance of the Stage 3 Program of Work.

The exploration program is composed of 10,000 ft of core drilling, 9,500 ft of reverse circulation drilling and various soil and rock chip sampling programs.

Primary exploration targets include:

• Bear Deposit

• MacArthur East

• MacArthur Wedge

• Mason Pass Prospect

• Reno Prospect

• Singatse Target

  MacArthur Copper Project Resource Estimate

On February 25, 2022, the Company announced the results of an updated mineral resource estimate for the MacArthur Copper Project located in Mason Valley, Nevada. The mineral resource estimate was prepared pursuant to NI 43-101 by Independent Mining Consultants of Tucson, Arizona.

The resource estimate includes total contained copper within a pit shell using a variable recovery of four relevant oxidation material types.

Highlights:

a) Measured and Indicated Resource: 300,331,000 tons, grading 0.167% TCu containing 1,000,408,000 pounds of total copper.

b) Inferred Resource: 156,450,000 tons, grading 0.151% TCu containing 471,714,000 pounds of total copper.

c) The updated mineral resource estimate results in an increase of over 55% of the Measured and Indicated Resource compared to the prior resource estimate as constrained within the 2014 PEA pit design (MacArthur Copper Project Amended NI 43-101 Technical Report Preliminary Economic Assessment, January 17, 2014).

d) The oxide and transition mineralized envelope of the deposit is confirmed to be open to the south-southeast. Additional sulfide mineralization remains open to the north and east.

  Mineral Resource Estimate

The updated Measured and Indicated and Inferred Resources for the MacArthur Copper Project are reported in Table 1 as set out below. The changes to the mineral resource are based on the 2021 infill drill and assay program, updated geology shapes, and updated metallurgical review and analyses.

Table 1: Mineral Resource Estimate

Measured + indicated Resources

February 25, 2022

Material Type	Cutoff Grade	Ktons	Average Grade	Contained Copper
			% TCu	(lbs x 1000)
Leach Cap	0.06	15,610	0.12	37,482
Oxide	0.06	226,524	0.159	718,692
Transition	0.06	43,382	0.213	185,049
Sulphide	0.06/0.08	14,815	0.2	59,185
Total		300,331	0.167	1,000,408

Inferred Resources

February 25, 2022

Material Type	Cutoff Grade	Ktons	Average Grade	Contained Copper
			% TCu	(lbs x 1000)
Leach Cap	0.06	18,579	0.085	31,486
Oxide	0.06	105,525	0.146	309,149
Transition	0.06	23,283	0.202	94,137
Sulphide	0.06/0.08	9,063	0.204	36,942
Total		156,450	0.151	471,714

          (%) = percent, TCu = total copper, lbs = pounds, Ktons = short tons x 1000

1. The cutoff grades used for reporting the mineral resources are at or above the internal cutoff grades of between 0.03% and 0.06% TCu for the Leach Cap, Oxide and Transition zones. The sulphide zone internal cutoff grades are 0.06% TCu for the MacArthur and North zones and 0.08% TCu for Gallagher because of a higher acid consumption.

2. Mr. Herbert E. Welhener, MMSA-QPM, an employee of Independent Mining Consultants, Inc. is the Qualified Person for the Mineral Resource estimate.

3. The "reasonable prospects for eventual economic extraction" shape has been created based on a copper price of US$3.75/lb, employment of heap leach extraction methods, processing costs of US$1.56 or $2.20 per short ton, and mining costs of $1.92/short ton for rock and $1.46/short ton alluvium, a variable copper recovery, and tonnage factor of 12.5 cubic feet per short ton for in situ rock.

4. Rounding as required by Best Practices established by the CIM reporting guidelines may result in slight apparent differences between tonnes, grade and contained metal content.

Cautionary Note to Investors

While the terms "measured (mineral) resource," "indicated (mineral) resource" and "inferred (mineral) resource" are recognized and required by National Instrument 43-101 - Standards of Disclosure for Mineral Projects, investors are cautioned that except for that portion of mineral resources classified as mineral reserves, mineral resources do not have demonstrated economic viability. Investors are cautioned not to assume that all or any part of measured or indicated mineral resources will ever be upgraded into mineral reserves. Additionally, investors are cautioned that inferred mineral resources have a high degree of uncertainty as to their existence, as to whether they can be economically or legally mined or will ever be upgraded to a higher category.

  Resource Estimate Methodology

Drill Hole Database

The resource estimate was completed using data from 747 drill holes for a total of 299,045 feet drilled. These holes include 23 holes drilled in 2021; 10 as infill holes and 13 holes drilled for metallurgical samples. The total of core drilling is 64,681 ft in 102 holes and the total rotary drilling is 234,360 ft in 636 holes.

Geologic Model

The MacArthur Project is an oxidized portion of a porphyry copper system that has been subjected to several weathering, oxidization and enrichment cycles. The copper mineralization is hosted in altered and weathered Middle Jurassic granodiorite and quartz monzonite intruded by west-northwesterly-trending, moderate to steeply north-dipping quartz porphyry dike swarms.

The geology of the deposit has been interpreted on forty-one north-south sections and on thirty-three east-west sections. The deposit was interpreted into four mineral type zones and definition completed as three-dimensional digital models.

Both lithology and oxidization states have been incorporated into the block model based upon geologic domains developed from the drill hole geologic logs. The oxidization zones of leach cap, oxide, transition, and sulphide have been incorporated into the block model and are used as boundaries for the estimation of total copper grades using an inverse distance cubed estimation method. Surfaces of the oxidation zones have been used to create domain boundaries and used to code the assay, composite, and block model. The block model has been created to encompass all of the drill holes available, within 25ft x 25ft x 25ft (vertical) blocks. In plan view, the resource block model covers an area of 14,500 ft in the north-south direction and 18,100 ft in the east-west direction. The block model encompasses three copper mineralization deposits: MacArthur, North Area and Gallagher.

The mineral resource is tabulated within a defined open pit shell based on economic inputs developed from the metallurgical test work and engineering completed on the project to date. The pit shell economics are based on the premise that the Project will employ a heap leach, SX-EW recovery process. The shapes created by open pit optimization software used the following parameters:

• Copper price = US$3.75/lb

• Leach Cap - recovery of total copper grade = 60%

• Oxide zone - recovery of total copper grade = 71%

• Transition zone - recovery of total copper grade = 65%

• Sulphide zone - recovery of total copper grade = 40%

Block Model Validation

The model was validated through comparisons of grades, grade distribution and tonnage-grade curves of the ID grades with the distribution of drill hole composited grades.

  Water Rights Sale

On February 24, 2021, the Company announced a purchase and sale agreement to sell certain primary groundwater rights to Desert Pearl Farms LLC ("Desert Pearl"), a Yerington-based company involved in agriculture, for $2,910,000 (the "Purchase and Sale Agreement"). In early March 2021, the Company filed an application with the State of Nevada Division of Water Resources ("NDWR") to change the manner of use of the water rights from mining to agriculture and their place of use ("Change Application"). The Change Application was subsequently withdrawn on October 17, 2022.

Under the terms of the Purchase and Sale Agreement, Desert Pearl made a $1,000,000 initial payment to the Company on March 5, 2021. On May 26, 2022, the company announced it had reached an amicable agreement with Desert Pearl Farms to terminate the contract on the sale of the Company's water rights. As a consequence of the termination, the Company will recover the water permit designated for mining and milling use. The $1,000,000 deposit has been returned to Desert Pearl Farms. This water permit is currently subject to court proceedings and settlement discussions between the Company and the State of Nevada, as discussed in the following paragraph.

On July 23, 2021, the Company received a notice from the State of Nevada that three water rights permits had been forfeited. Further, the application for an extension of time to prevent forfeiture of a fourth certificate was denied. The Company is vigorously appealing the State's decision and hired legal counsel to challenge and reverse the State's decision. As discussed in the previous paragraph, one of the permits affected by the State's letter was subject to the Purchase and Sale Agreement announced on February 24, 2021. On August 20, 2021, the Company filed a Petition for Judicial Review of the Forfeiture Notice and has retained legal counsel to vigorously undertake the appeal process. SPS subsequently filed and was granted a Stay of the Forfeiture Notice on September 15, 2021. SPS filed its Opening Brief on March 28, 2022. The State Engineer filed its Answering Brief on July 8, 2022. SPS filed its Reply Brief on August 25, 2022. A hearing regarding the status of the forfeiture appeal was held in the Third Judicial Court District in Lyon County on November 4, 2022. On December 6, 2022, the Judge remanded the case back to the State for further written findings based on issues raised at the hearing. The Company has not received a response from the State since the Remand Order was issued.  Since receipt of the Forfeiture Notice, SPS has been in contact with the State Engineer's office in an attempt to resolve the Forfeiture Notice.

Investment in Associate

On April 5, 2022, the Company received 16,049,444 shares in Falcon Butte Minerals Corp. (formerly 1301666 BC Ltd., "Falcon Butte"), which is a private British Columbia company established to acquire mineral resource properties, in connection with a property acquisition agreement to assign the Company's options to acquire the Butte Valley property.  At the time of acquisition, the 16,049,444 shares represented 25.54% of shares outstanding, and as at December 31, 2022, the Company's share ownership was reduced to 19.44%. The Company and Falcon Butte have common directors and managerial personnel, as such, management has assessed that the Company has significant influence over Falcon Butte and that the investment should be accounted for using the equity method of accounting.

The opening balance of the investment was determined to be $1,906,000 ($2,374,000 CAD) which represents the fair value of the shares received. The value of the shares was determined based on Falcon Butte's financing that closed concurrently with the property acquisition. The Company's share of net loss for the period from acquisition on April 5, 2022 to December 31, 2022 is $389,000. The portion of net loss attributable to the Company was determined using the weighted average percentage of voting rights held by the Company throughout the period.

On December 8, 2022, the Company transferred 116,071 shares of Falcon Butte to the CEO of the Company, pursuant to amended terms of the CEO's employment agreement. The cost value of the shares associated with the transfer was determined to be $13,000 and a gain of $19,000 was recorded on the transaction.

Non-controlling interest

On December 13, 2022, Quaterra Alaska assigned and transferred all right, title and interest in the Groundhog property, Butte Valley Royalty, 100% of the outstanding membership interest held in Blue Copper LLC, and the interest in the Nieves project to Blue Copper Resources Corp.

As consideration, on the date of transfer of assets to Blue Copper Resources Corp, Quaterra Alaska was issued 57,513,764 common shares of Blue Copper Resources Corp which represented 79.3% of all issued and outstanding shares at December 13, 2022 and December 31, 2022.

Simple Agreement for Future Equity

During the year ended December 31, 2022, Blue Copper Resources Corp. raised $197,500 with a valuation cap of $1,450,000 and $569,000 with a valuation cap of $4,120,000, respectively, by entering into Simple Agreement for Future Equity Notes ("SAFE Note") with several parties. The valuation cap provides the basis for the price at which the SAFE notes are converted into common stock of BCRC. The SAFE Notes resulted in cash proceeds to the Company in exchange for the right to stock of the Company, or cash at a future date in the occurrence of certain events, as follows:

If there is an equity financing before the expiration or termination of the instrument, the Company will automatically issue to the investor, a number of shares of common stock equal to the purchase amount divided by the conversion price. The conversion price is equal to the price per share equal to the Valuation Cap divided by the Company capitalization immediately prior to the transaction.

If there is a liquidity event before the expiration or termination of the instrument, the investor will, at its option, either (i) receive a cash payment equal to the purchase amount, or (ii) automatically receive from the Company a number of shares of common stock equal to the purchase amount divided by the liquidity price, if the investor fails to select the cash option.

If there is a dissolution event before the instrument expires or terminates, the Company will pay an amount equal to the purchase amount, due and payable to the investor immediately prior to, or concurrent with, the consummation of the dissolution event.

The SAFE notes were classified as liabilities pursuant to ASC 480 as certain redemptions are based upon the occurrence of certain events that are outside of the control of the Company, and were measured at fair value at each reporting period, with changes in fair value recorded within the Consolidated Statements of Operations.

Proposed Transactions

The Company has no proposed transactions other than as disclosed in this MD&A.

Results of Operations

The following table summarizes the Company's financial results for the years ended December 31, 2022 and 2021.

Years ended December 31, (In thousands of U.S dollars)	2022 $	2021 $	Change $	Change %
Operating expenses
Exploration expenditures	4,302	3,642	660	18
General Office	140	58	82	143
Interest	144	-	144	100
Insurance	61	30	31	103
Investor Relations	52	206	(154)	(75)
Professional fees	715	493	222	45
Rent	14	13	1	8
Rio Tinto deposit	(3,237)	-	(3,237)	(100)
Salaries and benefits	733	938	(205)	(22)
Share-based payments	1,173	1,077	96	9
Transfer agent and regulatory	104	108	(4)	(4)
Travel	54	87	(33)	(38)
Operating loss	(4,255)	(6,652)	(2,397)

Fair value gain (loss) on derivative liabilities	429	(4)	433	10,825
Foreign exchange gain (loss)	13	11	2	18
Gain on settlement of debt	20	-	20	100
Gain on transfer of shares	19	-	19	100
Accretion expense	(108)	-	(108)	(100)
Gain on sale of Butte Valley	2,207	-	2,207	100
NSR buy-down	500	-	500	100
Share of loss in associate	(389)	-	(389)	(100)
Interest and other income	-	8	(8)	(100)
Loss on revaluation of SAFE notes	(364)	-	(364)	(100)
Realized gain on marketable securities	-	189	(189)	(100)
Loss and comprehensive loss	(1,928)	(6,448)	4,520

For the year ended December 31, 2022, the Company incurred a net loss of $1,928,000 compared to a net loss of $6,448,000 in the prior year.  The decrease in net loss of $4,520,000 is due to a few major transactions including the sale of the Butte Valley property to Falcon Butte whereby the Company received 16,049,444 common shares of Falcon Butte with a fair value of $1,906,000 and $500,000 cash for the property, resulting in a gain on sale of $2,207,000. Pursuant to an addendum to the agreement with Falcon Butte, Falcon Butte was to pay a total of $500,000 in exchange for a 0.5% buy-down and retirement of certain NSR, which as of December 31, 2022, $500,000 has been received and included in loss and comprehensive loss for the period. Furthermore, the Company received $4,000,000 from Rio Tinto for an exclusive earn-in option, of which, the Company incurred $3,237,000 on agreed-upon Mason Valley study and evaluation works that was completed during the year.

The decrease in net loss is partially offset by the recognition of the Company's share of net loss of its investment in associate for the period of $389,000 coupled with a revaluation loss on the revaluation of SAFE notes issued during 2022.

Other notable variances within expense items are summarized as follows:

  Increase in share-based payments of $96,000 due to the issuance of 11,394,283 stock options in the year ended December 31, 2022.
  Increase in professional fees of $222,000 is primarily due to legal fees incurred in connection with the purchase of the Chaco Bear and Ashton property, sale of the Butte Valley property, issuance of convertible debentures, and option to earn-in agreement with Rio Tinto America Inc. The Company also incurred fees for the valuation of the Butte Valley property and transaction based strategic consulting.
  Decrease in investor relations of $154,000 due to the Company completed significant equity private placements in the prior year. There was no such equity financings in the current year.
  Interest and accretion expense increased by $144,000 and $108,000, respectively. This is due to the Company issuing convertible debentures during the year ended December 31, 2022.

Summary of Quarterly Financial Information

For the three months ended December 31, 2022, the Company incurred a net loss of $1,133,000 compared to a net loss of $910,000 during the three months ended September 30, 2022. The increase in net loss is primarily due to a loss on the revaluation of SAFE notes of $364,000 issued by Blue Copper Resources Corp., and recognized in the quarter, which was not present in the quarter ended September 30, 2022. This is coupled with an increase in share of loss of investment in associate as a result of greater expenses incurred in the quarter for Falcon Butte. See Performance Highlights for further details.

The following table sets out the quarterly financial information for each of the last eight quarters:

(In thousands of U.S dollars except for per share amount)	Q4'22	Q3'22	Q2'22	Q1'22	Q4'21	Q3'21	Q2'21	Q1'21
General administration	(515)	(1,001)	(806)	(868)	(943)	(676)	(1,116)	(275)
Fair value (loss) gain on derivative liabilities	377	17	(2)	37	(31)	84	(38)	(19)
Foreign exchange gain (loss)	(11)	12	(4)	16	(38)	31	15	3
Other Income	-	-	-	-	-	8	-	-
Loss on settlement of convertible notes	-	-	-	-	-	-	-	-
Gain on transfer of shares	19	-	-	-	-	-	-	-
Gain on settlement of debt	-	14	6	-	-	-	-	-
Accretion	(57)	(47)	(4)	-	-	-	-	-
Gain on sale of Butte Valley	-	-	2,207	-	-	-	-	-
Loss on revaluation of SAFE notes	(364)	-	-	-	-	-	-	-
NSR buy-down	-	250	250	-	-	-	-	-
Share of loss of investment in associate	(316)	(42)	(31)	-	-	-	-	-
Exploration Expenditures	(1,370)	(1,002)	(1,349)	(581)	(1,733)	(1,019)	(826)	(64)
Rio Tinto Deposit	1,104	889	1,244	-	-	-	-	-
Gain (loss) on marketable securities	-	-	-	-	(9)	(70)	397	(129)
Net loss	(1,133)	(910)	1,511	(1,396)	(2,754)	(1,642)	(1,568)	(484)
Basic income (loss) per share	(0.00)	(0.00)	0.00	(0.01)	(0.01)	(0.01)	(0.01)	(0.00)

Liquidity and Capital Resources

The Company is an exploration stage company that has not earned any production revenue. Its operations have been dependent mainly on the option agreement with Rio- Tinto and private placements in the last few years without diluting shareholders' value. The Company may have capital requirements in excess of its currently available resources. In the event the Company's plans change, its assumptions change or prove inaccurate, or its capital resources in addition to projected cash flow, if any, prove to be insufficient to fund operations, the Company may be required to seek additional financing. There can be no assurance that the Company will have sufficient financing to meet its future capital requirements or that additional financing will be available on terms acceptable to the Company in the future.

The following table summarizes the Company's cash flows for the years ended December 31, 2022 and 2021:

(In thousands of U.S dollars)	2022	2021
Cash used in operating activities	$(1,786)	$(5,503)
Cash provided by (used in) investing activities	(554)	1,355
Cash provided by financing activities	2,863	4,289
Increase (decrease) in cash	523	141
Cash, beginning of period	842	701
Cash, end of period	$1,365	$842

As at December 31, 2022, the Company had cash of $1,365,000 (December 31, 2021 - $ 842,000) and working capital deficit of $556,000 (December 31,2021 - deficit of $522,000). The increase in working capital deficit of $34,000 is primarily due to the issuance of $767,500 in SAFE notes by Blue Copper Resources Corp., with a fair value of $1,131,000 at December 31, 2022 which are classified as a current liability. This is partially offset by an increase in cash of $523,000. The increase in cash is primarily due the $2,000,000 cash proceeds raise under the Company's private placement of unsecured convertible debentures, the $767,000 raised on the issuance of SAFE notes, and $500,000 received pursuant to a NSR buydown. These increases are partially offset by $613,000 of the Rio Tinto proceeds that have yet to be spent on the work program (Rio Tinto Deposit).

As of December 31, 2022, the Company had convertible debentures with a face value of $2,000,000 and a carrying value of $1,874,000. The debentures bear interest at a rate of 14% per annum and mature on February 17, 2024 and March 8, 2024 and are convertible into shares of the Company at $0.067 ($0.085 CAD) per share until June 17, 2023 and July 8, 2023, and thereafter at $0.078 ($0.10 CAD) per share. The holder also has the option to elect at any time prior to the election date to be repaid by way of shares the Company owns of Falcon Butte at the rate of $0.25 per Falcon Butte share.

The Company has no operating revenues and therefore must utilize its cashflows from financing transactions to maintain its capacity to meet ongoing operating activities.

Related Party Information

The Company's related parties include its directors and officers whose remuneration was as follows, subject to change of control provisions for officers:

(In thousands of U.S dollars)	Year ended December 31, 2022	Year ended December 31, 2021
Salaries (1)	$504	$491
Director's fees (2)	13	6
Share-based payments (3)	904	504
Interest on convertible debenture (4)	53	-
	$1,474	$1,001

(1) Charles Travis Naugle, CEO - $250 (2021 - $149); Stephen Goodman, President, CFO and Corporate Secretary - $200 (2021 - $126); Thomas Patton, Director - $54 (2021 - $100), Gerald Prosalendis, former President and CEO - $Nil (2021 - $49), Lei Wang, former CFO - $Nil (2021 - $51), Lawrence Page, former Corporate Secretary - $Nil (2021 - $16).

(2) Thomas Pressello, Director - $13 (2021 - $Nil), John Kerr, former director - $Nil (2021 - $2), Terence Eyton, former director - $Nil (2021 - $4).

(3) Charles Travis Naugle, CEO - $367 (2021 - $129); Stephen Goodman, President, CFO and Corporate Secretary- $251 (2021 - $129); Thomas Patton, director $46 (2021 - $30); Thomas Pressello, director - $73 (2021 - $Nil); Tony Alford, director - $167 (2021 - $66), Lei Wang, former CFO - $Nil (2021 - $30), John Kerr, former director - $Nil (2021 - $30), Leroy Wilkes, former director - $Nil (2021 - $30), Terence Eyton, former director - $Nil (2021 - $30), Lawrence Page, former Corporate Secretary - $Nil (2021 - $30).

(4) Charles Travis Naugle, CEO - $10 (2021 - $Nil); Tony Alford, director - $39 (2021 - $Nil); Ekaterina Naugle, spouse of the CEO - $2 (2021 - $Nil); Stephen Goodman, President, CFO and Corporate Secretary $1 (2021 - Nil); Thomas Pressello, director - $1 (2021 - $Nil)

a) On January 26, 2022, the Company entered into a property acquisition agreement to assign its options to acquire the Butte Valley property to Falcon Butte, which is a private British Columbia company established to acquire mineral resource properties. Falcon Butte was founded by two individuals that are also directors and officers of Lion CG and as such the transaction is a non-arm's length transaction under TSXV rules.

On April 5, 2022, the Company completed the assignment of the two option agreements for the Butte Valley property. Pursuant to the assignment agreement, Lion CG received 16,049,444 common shares of Falcon Butte. In addition, the Company received a payment of $500,000 from Falcon Butte, as a reimbursement of exploration expenditures and related costs incurred by the Company on the Butte Valley Property.  The Company recorded a gain of $2,207,000 on the sale of the Butte Valley property.

On April 13, 2022, the Company amended the agreement. Pursuant to the addendum Falcon Butte was to pay a total of $500,000 in exchange for a 0.5% buy-down and retirement of certain NSRs. As of December 31, 2022, the Company has received $500,000.

b) As per their agreements with the Company, Charles Travis Naugle, CEO and Stephen Goodman President, CFO are entitled to receive an annual grant of options under the Stock Option Plan of the Company on each Annual Review Date. The number of options will be determined by the Board based on a minimum of 50% and maximum of 150% of the annual base compensation. The exercise price per common share of the Company will be equal to the Market Price (as defined in the TSXV policies) of the Company's common shares as at the Annual Review Date, subject to a minimum exercise price per share of CAD$0.05. The applicable percentage on the annual base salary will be determined by the Board based on an assessment of their performance in achieving the Annual Objectives for the relevant Annual Review Period. On May 25, 2022, Charles Travis Naugle, CEO was issued 1,830,000 bonus options and Stephen Goodman, President and CFO, was granted 1,470,000 bonus options. The bonus options have an exercise price of $0.085 and an expiry date of May 25, 2027.

c) On June 29, 2022, Thomas Patton, a director of the Company., exercised 2,000,000 warrants with an exercise price of $0.05/ share or gross proceeds of $100,000.

d) As per their agreements with the Company, Charles Travis Naugle, CEO and Stephen Goodman President and CFO were each granted 4 million Restricted Stock Units ("RSUs") on October 21, 2021, which were granted subject to vesting in three equal installments over three years. The grant of RSUs is subject to shareholder approval and further subject to Exchange approval of the RSU Plan and the aforementioned grant thereunder. Pursuant to Exchange policies, RSUs granted prior to shareholder approval of the RSU Plan must be specifically approved by a vote of shareholders excluding the votes of the holders of the Restricted Share Units. As a result of these pending approvals, the RSUs cannot commence vesting any earlier than on date of receipt of the same. If at any point the Company divests its interests, including the option to purchase, absent a merger, sale or similar transaction in a) one of either the Chaco Bear or Ashton projects, then 50% of the total RSUs that have not vested will be cancelled, or b) both the Chaco Bear or Ashton projects, then 100% of the total RSUs that have not vested will be cancelled.

On May 18, 2022, at AGM, Charles Travis Naugle, CEO and Stephen Goodman President and CFO were each granted 4 million RSUs.

e) On June 2, 2022, 1,333,333 RSUs issued to Stephen Goodman President and CFO were voluntarily cancelled.

f) On June 3, 2022, 1,333,333 RSU's issued to Charles Travis Naugle, CEO, were released. The RSUs were converted into shares on July 28, 2022.

g) On November 1, 2022, the Company amended an employment agreement with the CEO of the Company. The CEO will continue to receive remuneration of $250,000, however, 52% of the salary will be paid in shares of Falcon Butte. The deemed price will be equal to the greater of $0.28 per share and the latest cash financing price raised by Falcon Butte. On November 1, 2022, $32.5 of the annual salary was converted to Falcon Butte shares and on February 1, 2023, $32.5 will be converted to Falcon Butte shares. The payment terms are applicable for six months beginning November 1, 2022, and these payment terms can be extended on a quarterly basis.

As a result, for the year ended December 31, 2022, the CEO of the Company was paid as follows:

  $228,333 in cash
  $21,667 in Falcon Butte shares.

As at December 31. 2022, there was $10,833 in prepaid expenses to the CEO of the Company relating to wages paid during the year for services subsequent to year end.

h) During the year ended December 31, 2022, 3,500,000 options were granted to directors of the Company with an exercise price of $0.067 and expire on May 25, 2027. In addition, 957,713 options were issued to a director of the Company with an exercise price of $0.055 and expires on August 18, 2025.

i) During the year ended December 31, 2022, Tony Alford, director, subscribed for $250,000 of unsecured convertible debentures in Tranche 1. The debentures bear interest at a rate of 14% per annum and mature on February 17, 2024 and are convertible into shares of the Company at $0.067 ($0.085 CAD) per share until June 17, 2023 and thereafter at $0.078 ($0.10 CAD) per share. As of December 31, 2022, the Company accrued $19,000 in interest related to the convertible debentures.

j) During the year ended December 31, 2022, Tony Alford (director), Charles Travis Naugle (CEO), Stephen Goodman (CFO), Thomas Pressello (director), and Ekaterina Naugle (spouse of CEO) subscribed for $300,000, $147,400, $15,000, $10,000, and $27,600 respectively of unsecured convertible debentures in Tranche 2. The debentures bear interest at a rate of 14% per annum and mature on March 8, 2024 and are convertible into shares of the Company at $0.067 ($0.085 CAD) per share until July 8, 2023 and thereafter at $0.078 ($0.10 CAD) per share. As of December 31, 2022, the Company accrued $34,000 in interest related to the convertible debentures.

k) Blue Copper Resources Corp. has a mineral property lease agreement with a company owned by Charles Travis Naugle, to lease a mineral property. The value of the leased property was determined to be $500,000.

Outstanding Share Information at Date of Report

Authorized: Unlimited number of common shares

Number of common shares issued and outstanding as of the date of the MD&A: 309,567,975

Number of stock options outstanding as of the date of the MD&A: 29,964,283

Number of warrants outstanding as of the date of the MD&A: 119,626,027

Number of restricted share units outstanding as of the date of the MD&A: 5,333,334

As of the date of the MD&A, the number of stock options outstanding and exercisable were:

Expiry date	Exercise price (CAD)	Number of options outstanding	Remaining contractual life in years	Number of options exercisable
September 20, 2023	0.06	1,470,000	0.47	1,470,000
June 21, 2024	0.07	1,900,000	1.23	1,900,000
August 8, 2024	0.06	500,000	1.36	500,000
June 20, 2025	0.08	2,450,000	2.22	2,450,000
August 18, 2025	0.072	2,394,283	2.39	2,394,283
June 18, 2026	0.25	3,950,000	3.22	3,950,000
September 17, 2026	0.11	4,500,000	3.47	4,500,000
October 21, 2026	0.09	2,700,000	3.56	2,700,000
December 12, 2026	0.12	750,000	3.70	750,000
May 25, 2027	0.085	9,000,000	4.15	9,000,000
March 2, 2028	0.095	350,000	4.93	350,000
Outstanding at the date of the MD&A		29,964,283		29,964,283

As of December 31, 2022 and December 31, 2021 the number of stock options outstanding and exercisable were:

Expiry date	Exercise price (CAD)	Number of options outstanding	Remaining contractual life in years	Number of options exercisable
September 20, 2023	0.06	1,470,000	0.72	1,470,000
June 21, 2024	0.07	1,900,000	1.47	1,900,000
August 8, 2024	0.06	500,000	1.61	500,000
June 20, 2025	0.08	2,450,000	2.47	2,450,000
August 18, 2025	0.072	2,394,283	2.63	2,394,283
June 18, 2026	0.25	3,950,000	3.47	3,950,000
September 17, 2026	0.11	4,500,000	3.72	4,500,000
October 21, 2026	0.09	2,700,000	3.81	2,700,000
December 12, 2026	0.12	750,000	3.95	750,000
May 25, 2027	0.085	9,000,000	4.40	9,000,000
Outstanding, December 31, 2022		29,614,283		29,614,283

Expiry date	Exercise price (CAD)	Number of options outstanding	Remaining contractual life in years	Number of options exercisable
June 23, 2022	0.10	1,695,000	0.48	1,695,000
September 20, 2023	0.06	1,470,000	1.72	1,470,000
June 21, 2024	0.07	1,900,000	2.47	1,900,000
August 8, 2024	0.06	500,000	2.61	500,000
June 20, 2025	0.08	2,450,000	3.47	2,450,000
June 18, 2026	0.25	3,950,000	4.47	1,975,000
September 17, 2026	0.11	4,500,000	4.72	2,250,000
October 21, 2026	0.09	2,700,000	4.81	675,000
December 12, 2026	0.12	750,000	4.95	187,500
Outstanding, December 31, 2021		19,915,000		13,102,500

The following table summarizes warrants outstanding as of the date of the MD&A, as at December 31, 2022 and December 31, 2021:

Expiry date	Currency	Exercise price	Date of MD&A	December 31, 2022	December 31, 2021
August 28, 2022	USD	0.05	-	-	11,000,000
September 20, 2022	CAD	0.065	-	-	769,230
September 13, 2024	USD	0.10	26,488,733	26,488,733	26,488,733
September 27, 2024	USD	0.10	13,152,909	13,152,909	13,152,909
October 21, 2024	USD	0.10	31,672,632	31,672,632	31,672,632
February 17, 2024	USD	0.067	16,044,774	16,044,774	-
March 8, 2024	USD	0.067	13,805,964	13,805,964	-
November 2, 2024	USD	0.070	18,461,015	-	-
Outstanding			119,626,027	101,165,012	83,083,504

The following table summarizes Restricted share units outstanding as of the date of the MD&A, as of December 31, 2022 and December 31, 2021:

Number of RSUs
Outstanding at December 31, 2021	-
Granted	8,000,000
Released	(1,333,333)
Cancelled	(1,333,333)
Outstanding at December 31, 2022 and as of the date of this MD&A	5,333,334

Risks Factors and Uncertainties

The Company is subject to many risks and uncertainties, each of which could have an adverse effect on the results, business prospects or financial position.

The board of directors has overall responsibility for establishing and oversight of the Company's risk management framework. The Company examines the various financial instrument risks to which it is exposed and assesses the impact and likelihood of those risks. Financial instruments consist of cash, investments, accounts payable, derivative liabilities and convertible debentures.

Financial instruments recorded at fair value on the consolidated balance sheets are classified using a fair value hierarchy that reflects the significance of the inputs used in making the measurements. The three levels of the fair value hierarchy are:

  Level 1 - Unadjusted quoted prices in active markets for identical assets or liabilities.
  Level 2 - Inputs other than quoted prices that are observable for the asset or liability either directly or indirectly; and
  Level 3 - Inputs that are not based on observable market data.

The Company's activities expose it to financial risks of varying degrees of significance, which could affect its ability to achieve its strategic objectives for growth and shareholder returns. The principal financial risks to which the Company is exposed are, liquidity risk, currency risk, interest rate risk, credit risk and commodity price risk. The Board of Directors has overall responsibility for the establishment and oversight of the Company's risk management framework and reviews the Company's policies on an ongoing basis.

The investment in Falcon Butte is considered to represent a level 3 fair value measurement.

a) Liquidity risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they fall due. The Company manages liquidity risk through the management of its capital structure. To mitigate this risk, the Company has a planning and budgeting process in place to determine the funds required to support its ongoing operations and capital expenditures. The Company ensures that sufficient funds are raised from equity offerings or debt financings to meet its operating requirements, after considering existing cash and expected exercise of stock options and share purchase warrants.

b) Currency risk

Foreign exchange risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in foreign exchange rates. The Company operates in the United States and Canada; therefore, it is exposed to currency risk from transactions denominated in CAD. Currently, the Company does not have any foreign exchange hedge programs and manages its operational CAD requirements through spot purchases in the foreign exchange markets. Based on CAD financial assets and liabilities' magnitude, the Company does not have material sensitivity to CAD to USD exchange rates.

c) Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate due to changes in market interest rates. The Company is exposed to the interest rate risk on its liabilities through its outstanding borrowings and the interest earned on cash balances. The Company monitors its exposure to interest rates and maintains an investment policy that focuses primarily on the preservation of capital and liquidity.

d) Credit risk

Credit risk is the risk of a financial loss to the Company if a customer or counterparty to a financial instrument fails to meet its contractual obligations. The Company is exposed to credit risk through its cash and cash equivalents. Cash and cash equivalents are held in large Canadian financial institutions that have high credit ratings assigned by international credit rating agencies.

Subsequent Events

I. On January 13, 2023, the Company received $7,500,000 from Rio Tinto, comprising of $5,000,000 for stage 2 work and $2,500,000 as an immediate advance on part of the stage 3 financing.

II. On March 2, 2023, the Company granted 350,000 stock options with an exercise price of $0.095 CAD and an expiry date of March 2, 2028.

III. On March 2, 2023, the Company closed a private placement of unsecured convertible debentures for gross proceeds of $1,306,172 ($1,753,796.50 CAD). The debentures bear interest at a rate of 14% per annum, mature on November 2, 2024, and are convertible into shares of the Company at $0.07 ($0.095 CAD) per share up to January 2, 2024 and thereafter at $0.074 ($0.10 CAD) per share. The holder also has the option to elect at any time prior to the election date to be repaid by way of shares the Company owns of Falcon Butte at the rate of $0.28 per Falcon Butte share.

In connection with the sale of the Debentures, the Company will also issued 18,461,015 common share purchase warrants to the purchasers. Each Warrant entitles the holder to acquire a common share of the Company at a price of $0.07 ($0.095 CAD) until November 2, 2024.

IV. As at December 31, 2022, the Company had satisfied all obligations of the Wassuk property, allowing the Company to exercise their right to acquire 100% interest in the property. On January 14, 2023, the Company exercised this right, and transfer of claims are expected to occur in April 2023.

V. On March 2, 2023, BCRC completed a financing of $2,000,000 by way of a private placement and issued 23,809,524 units at a price of $0.084 per share. Each unit consists of one common share, and one common share purchase warrant exercisable at $0.15 for a period of 1 year.

At December 31, 2022, BCRC had received $767,500 in SAFE Notes, and an additional $100,000 subsequent to the year. The private placement described above was considered a triggering event, and the face value of SAFE Notes of $867,500 were converted into common shares of BCRC resulting in 21,629,386 common shares being issued.

As a result, Lion CG's ownership in BCRC was reduced to 48.8% as of March 2, 2023.

VI. On March 11, 2023, the agreement between Blue Copper LLC and Snowshoe Creek LLC was amended to include an extension term, that after the lease term of 20 years, Blue Copper LLC has the ability to extend the term in 12-month increments upon providing written notice no later than 180 days prior to the expiration of the current term.

VII. Pursuant to an option agreement for the Chaco Bear and Ashton property, the Company is required to pay $100,000 in maintenance fees by January 31, 2023. The Company has defaulted on these terms as at January 31, 2023 and has a ninety day period to remedy the default. As of the date of these financial statements, the Company has not paid the maintenance fees.

Off - Balance Sheet Arrangements

The Company has not entered any off-balance sheet arrangements.

Initial adoption of new accounting standards

Adoption of new accounting standards have been disclosed in Note 3 of the Company's consolidated financial statements for the year ended December 31, 2022 and 2021.

Significant Accounting Policies

The consolidated financial statements for the year ended December 31, 2022 have been prepared in accordance with U.S. GAAP.

See Note 3 to the consolidated financial statements for significant accounting policies used in the preparation of the consolidated financial statements.

Critical Accounting Judgements and Key Sources of Estimation Uncertainty

The preparation of these consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the application of policies, reported amounts and disclosures. By their nature, these estimates and judgments are subject to uncertainty and the effect on these consolidated financial statements of changes in such estimates in future periods could be significant. Actual results could differ from those estimates.

See Note 3 to the consolidated financial statements for critical accounting judgements and estimates used in the preparation of the consolidated financial statements.

Changes in Accounting Policies

The Consolidated Financial Statements for the year ended December 31, 2022 are the first the Company has prepared in accordance with U.S. GAAP. The Company previously prepared its financial statements, up to and including nine months ended September 30, 2022, in accordance with International Financial Reporting Standards.

Accordingly, the Company has prepared financial statements that comply with U.S. GAAP applicable as at December 31, 2022, together with the comparative period data for the year ended December 31, 2021. The most significant change in accounting policy is as follows:

Mineral properties

Under IFRS, the Company capitalized both acquisition and exploration costs relating to the Company's mineral properties. Under U.S. GAAP, the industry standard is to capitalize acquisition costs but expense exploration costs unless a proven or probable reserve can be established at the mineral property. Adjustments has been made to expense previously capitalized exploration costs to be in accordance with U.S. GAAP.

Forward-Looking Statements

This Management's Discussion and Analysis contains "forward-looking information" and "forward-looking statements" within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended, Section 21E of the U.S. Securities Exchange Act of 1934, as amended (the "Exchange Act"), and other applicable securities laws.

Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, identified by words or phrases such as "expects", "is expected", "anticipates", "believes", "plans", "projects", "estimates", "assumes", "intends", "strategy", "goals", "objectives", "potential", "possible" or variations thereof or stating that certain actions, events, conditions or results "may", "could", "would", "should", "might" or "will" be taken, occur or be achieved, or the negative of any of these terms and similar expressions) are not statements of historical fact and may be forward-looking statements.

The Forward-Looking Statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the Forward-Looking Statements. Such factors include, but are not limited to, general business and economic uncertainties; exploration and resource extraction risks; uncertainties relating to surface rights; the actual results of current exploration activities; the outcome of negotiations; conclusions of economic evaluations and studies; future prices of natural resource based commodities; increased competition in the natural resource industry for properties, equipment and qualified personnel; risks associated with environmental compliance and permitting, including those created by changes in environmental legislation and regulation; the risk of arbitrary changes in law; title risks; and the risk of loss of key personnel.

The foregoing lists of factors and assumptions are not exhaustive. The reader should also consider carefully the matters discussed under the heading "Risks Factors and Uncertainties" elsewhere in this MD&A. Forward-Looking Statements contained herein are made as of the date hereof (or as of the date of a document incorporated herein by reference, as applicable). No obligation is undertaken to update publicly or otherwise revise any Forward-Looking Statements or the foregoing lists of factors and assumptions, whether as a result of new information, future events or results or otherwise, except as required by law. Because Forward-Looking Statements are inherently uncertain, readers should not place undue reliance on them. The Forward-Looking Statements contained herein are expressly qualified in their entirety by this cautionary statement.