Form 10-K/A
period 2022-12-31
LION COPPER & GOLD CORP.
filed 2023-04-28
CIK 1339688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Securities to be registered pursuant to Section 12(g) of the Act: Common Shares without par value

 (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [  ]  No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes [X]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of "large accelerated filer," "accelerated filer" "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company☒
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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $16,030,950 as at June 30, 2022.

Indicate the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 309,567,975 common shares as at April 27, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which was filed with the Securities and Exchange Commission on March 31, 2023, is being filed to include information for Part III, Items 10 through 14.

The Company did not file with the Securities and Exchange Commission our Definitive Proxy Statement on Schedule 14A, on or before the deadline for incorporation of such documents into the Company's Form 10-K for the year ended December 31, 2022.
Auditor Name:	Auditor Location:	Auditor Firm Id:
MNP LLP	2200 - 1021 West Hastings Street Vancouver, BC, V6E 0C3	1930

PART III

All references to "$" are references to United States dollars and all references to "C$" are references to Canadian dollars. As at April 27, 2023, one Canadian dollar was equal to approximately $0.7346 in U.S. Currency.

Item 10.  Directors, Executive Officers and Corporate Governance

DIRECTORS AND EXECUTIVE OFFICERS

The following table contains information regarding the members of the Board of Directors and the executive officers of the Company:

Name	Age	Position	Position Held Since
Charles Travis Naugle	46	Director CEO Co-Chairman	June 18, 2021 May 13, 2021 November 1, 2022
Thomas Patton	80	Director Co-Chairman	November 6, 1998 July 31, 2013
Stephen Goodman	51	Director President Chief Financial Officer Secretary	September 13, 2021 May 13, 2021 September 15, 2021 August 5, 2021
Tony Alford	62	Director	September 13, 2021
Thomas Pressello	53	Director	December 6, 2021
Steven A. Dischler	64	Vice President, ESG (Environmental, Social and Governance)	March 1, 2022
Dave Harvey	67	Vice President, Exploration	November 3, 2021

Members of the Board of Directors hold office until the Company's next annual general meeting of shareholders or until his or her successor have been duly appointed or elected and qualified. Officers of the Company serve at the discretion of the Board of Directors.

Charles Travis Naugle - Mr. Naugle is a seasoned executive and officer in gold, copper, and strategic & critical metals mining companies. He participated in the design, construction, and operation of mining projects in the U.S., Eurasia, Russia, and Asia. His track record includes a focus on environmental and sustainability initiatives in collaboration with local and indigenous peoples, numerous asset- and company-level transactions, negotiating international joint ventures, and securing a bilateral mining treaty between two sovereign nations. A licensed Professional Engineer, Mr. Naugle received his MBA from the University of Chicago Booth School of Business and holds a degree in mining engineering from Montana Tech.

Thomas Patton - Mr. Patton is the former President and COO of Western Silver, and Senior VP Exploration and Business Development, Kennecott, and Managing Director of Rio Tinto Mining and Exploration, South America. Mr. Patton has worked as a resource exploration geologist for over 40 years. He notably headed the Western Silver team that discovered and delineated the world's largest silver reserve, Penasquito, and subsequently sold it to Glamis Gold (now Goldcorp) for $1.2 billion in 2006. Mr. Patton was former Executive VP Exploration of Kennecott.

Stephen Goodman - Mr. Goodman has been involved as a senior executive, director and investment banker in several hundred million dollars of acquisition, exploration and production financings for mining companies listed on the Canadian Securities Exchange and TSX Venture Exchange. After several years at Canaccord Capital, he moved to New York to work as an investment banker working at firms including Casimir Capital, Knight Capital Group, KGS Alpha Capital Markets (now BMO) and StormHarbour Securities LP. Mr. Goodman is a graduate of the University of Western Ontario, attained a master of business administration from the Institut des Hautes Etudes Economiques et Commerciales in France and attained a postgraduate diploma in Asia management from Capilano University.

Tony Alford - Mr. Alford has a history of executive leadership, including serving as a director of Revett Minerals Inc. in 2009 and 2010, where he was part of the team that rang the bell on the NYSE Amex listing of the company. Mr. Alford is the founder and president of PBA Consultants Inc., a firm specializing in tax savings and cost reduction services, for many of the fortune 500 companies across the United States. In 1993, Mr. Alford founded Alford Investments focusing on real estate investment properties, pharmacy distribution, food-related and natural resource companies.

Thomas Pressello - Mr. Pressello has been involved in corporate and commercial finance for more than 28 years. He previously worked at one of the largest Canadian banks, where he restructured several $100-million-plus real estate portfolios, and a Western Canadian real estate merchant bank, where he acted as a general partner for several real estate limited partnerships. He is the founder of Active Hedge Capital Inc., a finance advisory firm. He has served as the chief financial officer and president of Pacific Harbour Capital Ltd., and was responsible for the restructuring of the company. Through Active Hedge Capital Inc., Mr. Pressello also assisted with the receivership and sale of a publicly listed alternative fuel business for a Toronto Stock Exchange-listed Toronto merchant bank. Mr. Pressello has served on the board of various natural resource companies providing strategic advice and financial guidance. Most recently within Active Hedge Capital Inc., Mr. Pressello has been an active key investor into several investment opportunities focused on the high-technology, biotech and real estate areas. Mr. Pressello is a graduate of the Ivey School of Business, University of Western Ontario.

OTHER DIRECTORSHIPS

The following table sets forth the current directors of the Company who are directors of other reporting issuers:

Name of Director	Reporting Issuers
Charles Travis Naugle	N/A
Thomas Patton	Riley Gold Corp.
Stephen Goodman	American Future Fuel Corporation
Tony Alford	N/A
Thomas Pressello	N/A

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

During the past ten years, none of the persons currently serving as executive officers and/or directors of the Company has been the subject matter of any of the following legal proceedings that are required to be disclosed pursuant to Item 401(f) of Regulation S-K including: (a) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (b) any criminal convictions or pending criminal proceeding; (c) any order, judgment, or decree permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; (d) any finding by a court, the Securities and Exchange Commission ("SEC") or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud; (e) any sanction or order of any self-regulatory organization or registered entity or equivalent exchange, association or entity; or (f) any material proceedings in which such person is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries. Further, no such legal proceedings are believed to be contemplated by governmental authorities against any director, executive officer or affiliate of the Company, any owner of record or beneficially of more than five percent of the Company's Common Stock, or any associate of such director, executive officer, affiliate of the Company, or security holder.

RELATIONSHIPS AMONG DIRECTORS OR EXECUTIVE OFFICERS

There are no family relationships among any of the existing directors or executive officers of the Company.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), requires the Company's directors, executive officers and persons who own more than 10% of a registered class of the Company's securities to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Directors, executive officers and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file.

To the Company's knowledge, based solely on a review of Forms 3 and 4, as amended, furnished to it during its most recent fiscal year, and Form 5, as amended, furnished to it with respect to such year, the Company believes that during the year ended December 31, 2022, its directors, executive officers and greater than 10% shareholders complied with all Section 16(a) filing requirements of the Exchange Act.

ETHICAL BUSINESS CONDUCT

The Board has adopted a written code of ethics (the "Code") applicable to officers and directors of the Company, entitled "Code of Business Conduct and Ethics".

The Company's audit committee monitors compliance with the Code, and the Board and audit committee are responsible for granting any waivers from the Code.  During the recently completed fiscal year, there was no conduct by a director or executive officer that constituted a departure from the Code and no material change report in that respect has been filed.

AUDIT COMMITTEE

The Board has an audit committee (the "Audit Committee") composed of three directors, Tony Alford, Thomas Pressello, and Stephen Goodman. All members of the Audit Committee are "independent" and "financially literate" in accordance with Multilateral Instrument 52-110 Audit Committees ("NI 52-110"). The Audit Committee reviews all financial statements of the Company prior to their publication, reviews audits or communications, recommends the appointment of independent auditors, reviews and approves the professional services to be rendered by independent auditors and reviews fees for audit services. The Audit Committee meets both separately with auditors (without management present) as well as with management present. The meetings with the auditors discuss the various aspects of the Company's financial presentation in the areas of audit risk and Canadian generally accepted accounting principles. Specifically, the Audit Committee has:

(a) reviewed and discussed the audited financial statements with management;

(b) discussed with the independent auditors the matters required to be discussed by the statement on Auditing Standards No. 61, as amended; and

(c) received the written disclosures and the letter from the independent accountant required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant's communications with the Audit Committee concerning independence, and has discussed with the independent accountant the independent accountant's independence.

Based on the foregoing review and discussions, the audit committee recommended to the Board that the audited financial statements should be included in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC.

Submitted by the Audit Committee.

Thomas Pressello, Chair

Tony Alford, Member

Stephen Goodman, Member

Audit Committee Financial Expert

Thomas Pressello is the Chair and the "financial expert" of the Audit Committee. Mr. Pressello is an independent director.

Item 11.  Executive Compensation

SUMMARY COMPENSATION TABLE

The following table sets forth all information concerning the total compensation of the Company's president, chief executive officer, chief financial officer, and the two other most highly compensated officers (the "Named Executive Officers") during the last two completed fiscal years for services rendered to the Company in all capacities.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards(1) ($)	Non- Equity Incentive Plan Compensation ($)	Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Charles Travis Naugle CEO(2)	2022	250,000	N/A	174,204	193,172	N/A	N/A	N/A	617,376
	2021	155,417	N/A	N/A	129,000	N/A	N/A	N/A	284,417
Stephen Goodman President and CFO(3)	2022	200,000	N/A	80,884(4)	170,514	N/A	N/A	N/A	451,398
	2021	125,833	N/A	N/A	129,000	N/A	N/A	N/A	254,833
Thomas Patton Former President and CEO(5)	2022	54,167	N/A	N/A	46,046	N/A	N/A	N/A	100,213
	2021	100,000	N/A	N/A	30,000	N/A	N/A	N/A	130,000
Gerald Prosalendis Former President and CEO(6)	2022	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
	2021	46,331	N/A	N/A	N/A	N/A	N/A	N/A	46,331
Lei Wang Former CFO(7)	2022	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
	2021	59,925	N/A	N/A	30,000	N/A	N/A	N/A	89,925

(1) The determination of the value of option awards is based upon the Black-Scholes Option pricing model, details and assumptions of which are set out in Note 6 to the Company's consolidated financial statements for the fiscal year ended December 31, 2022.

(2) Charles Travis Naugle was appointed as the Chief Executive Officer of the Company on May 13, 2021.

(3) Stephen Goodman was appointed as the President of the Company on May 13, 2021 and the Chief Financial Officer of the Company on September 15, 2021.

(4) This figure does not include 1,333,333 RSUs that were cancelled on June 2, 2022.

(5) Thomas Patton was appointed as the Interim President and Chief Executive Officer of the Company on February 1, 2021 and resigned on May 13, 2021.

(6) Gerald Prosalendis was appointed as the President of the Company on April 14, 2016 and resigned on February 1, 2021. Mr. Prosalendis was appointed as the Chief Executive Officer of the Company on July 1, 2019 and resigned on February 1, 2021.

(7) Lei Wang was appointed as the Chief Financial Officer of the Company on January 1, 2016 and resigned on September 15, 2021.

Director Compensation

During the financial year ended December 31, 2022, the Company paid Thomas Pressello C$18,000 in cash for director services.

Other than as disclosed herein, no cash compensation was paid to any director of the Company for the director's services as a director during the financial year ended December 31, 2022, other than the reimbursement of out-of-pocket expenses.

The Company has no standard arrangement pursuant to which directors are compensated by the Company for their services in their capacity as directors except for the granting from time to time of incentive stock options in accordance with the policies of the TSX Venture Exchange.

GRANTS OF PLAN-BASED AWARDS TABLE

During the most recently completed financial year, incentive stock options were granted to directors, including directors who are Named Executive Officers as follows:

Name	Grant Date	Estimated future payouts under non- equity incentive plan awards			Estimated future payouts under equity incentive plan awards			All other stock awards: Number of shares of stock or units (#)	All other option awards: Number of securities underlying options (#)	Exercise or base price of option awards ($/Sh)	Grant date fair value of stock and option awards
		Thres- hold ($)	Target ($)	Max- imum ($)	Thres- hold ($)	Target ($)	Max- imum ($)
Charles Travis Naugle	May 25, 2022	N/A	N/A	N/A	N/A	N/A	N/A	2,530,000	N/A	C$0.085	C$207,108
Thomas Patton	May 25, 2022	N/A	N/A	N/A	N/A	N/A	N/A	700,000	N/A	C$0.085	C$57,303
Stephen Goodman	May 25, 2022	N/A	N/A	N/A	N/A	N/A	N/A	2,170,000	N/A	C$0.085	C$177,638
Thomas Pressello	May 25, 2022	N/A	N/A	N/A	N/A	N/A	N/A	700,000	N/A	C$0.085	C$57,303
Tony Alford	May 25, 2022	N/A	N/A	N/A	N/A	N/A	N/A	700,000	N/A	C$0.085	C$57,303
	Aug. 18, 2022	N/A	N/A	N/A	N/A	N/A	N/A	957,713	N/A	C$0.072	C$63,136

OUTSTANDING EQUITY AWARDS AT THE MOST RECENTLY COMPLETED FISCAL YEAR

As at the end of the most recently completed financial year, the following unexercised incentive stock options and equity incentive plan awards granted to directors, including directors who are Named Executive Officers, were outstanding:

Name	Option awards					Stock awards
	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested (#)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market of payout value of unearned shares, units or other rights that have not vested ($)
Charles Travis Naugle	500,000 1,500,000 2,530,000	Nil	Nil	C$0.245 C$0.11 C$0.085	2026-06-18 2026-09-17 2027-05-25	Nil	Nil	2,666,667(3)	(3)
Thomas Patton	250,000 200,000 300,000 200,000 700,000	Nil	Nil	C$0.06 C$0.07 C$0.08 C$0.245 C$0.085	2023-09-20 2024-06-21 2025-06-30 2026-06-18 2027-05-25	Nil	Nil	Nil	Nil
Stephen Goodman	500,000 1,500,000 2,170,000	Nil	Nil	C$0.245 C$0.11 C$0.085	2026-06-18 2026-09-17 2027-05-25	Nil	Nil	2,666,667(4)	(4)
Thomas Pressello	750,000 700,000	Nil	Nil	C$0.12 C$0.085	2026-12-12 2027-05-25	Nil	Nil	Nil	Nil
Tony Alford	400,000 1,500,000 1,500,000 700,000 957,713	Nil	Nil	C$0.245 C$0.11 C$0.09 C$0.085 C$0.072	2026-06-18 2026-09-17 2026-10-21 2027-05-25 2025-08-18	Nil	Nil	Nil	Nil

Notes:

(1) "Value of unexercised in-the-money options" is calculated by determining the difference between the market value of the securities underlying the options at the date referred to and the exercise price of the options and is not necessarily indicative of the value (i.e. loss or gain) that will actually be realized by the directors.

(2) "in-the-money options" means the excess of the market value of the Company's shares on December 31, 2022 over the exercise price of the options.

(3) As at December 31, 2022, Mr. Naugle held 2,666,667 restricted share units, following exercise of 1,333,333 restricted share units ("RSUs") on July 28, 2022. 1,333,333 RSUs will vest on June 3, 2023 and 1,333,334 RSUs will rest on June 3, 2024. The exercise price per Common Share will be equal to the Market Price (as defined in the policies of the TSX Venture Exchange) of the Company's Common Shares as at Mr. Naugle's Annual Review Date, subject to a minimum exercise price per share of C$0.05. If at any point the Company divests its interests, including the option to purchase, absent a merger, sale or similar transaction in a) one of either the Chaco Bear or Ashton projects, then 50% of the total RSUs that have not vested will be cancelled, or b) both the Chaco Bear or Ashton projects, then 100% of the total RSUs that have not vested will be cancelled.

(4) As at December 31, 2022, Mr. Goodman held 2,666,667 RSUs, following cancellation of 1,333,333 RSUs on June 2, 2022. Pursuant to the Company's RSU plan and terms of the RSU grant, the initial vesting date is June 3, 2022, being the date that the Company received TSX Venture Exchange approval of the RSU plan (the "Initial Vesting Date"). 1,333,333 RSUs will vest on the first anniversary of the Initial Vesting Date, and the remainder will vest on the second anniversary of the Initial Vesting Date.

OPTION EXERCISES AND STOCK VESTED

The following table provides information concerning each exercise of stock options during the last completed fiscal year for each of the Named Executive Officers.

Name	Option Awards		Stock Awards
	Number of shares acquired on exercise (#)	Value realized on exercise ($)	Number of shares acquired on vesting (#)	Value realized on vesting ($)
Charles Travis Naugle	Nil	Nil	1,333,333	93,321
Stephen Goodman	Nil	Nil	Nil	Nil

TERMINATION AND CHANGE OF CONTROL BENEFITS

The following contracts, agreements, plans, and arrangements provide for payments to the applicable Named Executive Officers following or in connection with any termination (whether voluntary, involuntary or constructive), resignation, retirement, a change in control of the company or a change in such Named Executive Officers' responsibilities:

Charles Travis Naugle - Mr. Naugle entered into an employment agreement with the Company and its subsidiary, Quaterra Alaska, Inc., dated effected May 1, 2021 and amended September 15, 2021, pursuant to which the Company engaged Naugle as the Chief Executive Officer of the Company and an officer of the subsidiary. Pursuant to the agreement, the subsidiary agreed to pay Mr. Naugle an annual base salary of US$250,000 (the "Annual Salary") effective September 15, 2021 in consideration for his services. The agreement was further amended on November 1, 2022 such that 52% of the Annual Salary will be paid in shares of Falcon Butte Minerals Corp. (the "Falcon Butte Shares"). The deemed price of the Falcon Butte Shares will be equal to the fair market value of the Falcon Butte Shares ("FMV") at the time the Company transfers such shares to Mr. Naugle. The payment schedule for the Falcon Butte Shares is as follows: (i) as at November 1, 2022, US$32,500 of the Annual Salary shall be converted to Falcon Butte Shares; and (ii) as at February 1, 2023, US$32,500 of the Annual Salary shall be converted to Falcon Butte Shares. The payment terms for the Falcon Butte Shares are applicable for six months beginning on November 1, 2022 and these payment terms can be extended on a quarterly basis thereafter by mutual consent of the parties. For the purposes of the foregoing, the FMV will be the greater of $0.28 and the last cash issuance price per Falcon Butte Share (pursuant to a bona fide financing) as at the time of payment.

Upon the expiration of one year following the date of the agreement and each year thereafter during the term of the agreement, the Board shall review Mr. Naugle's salary with a view to increase, giving consideration to the financial position of the Companies and the scope of their activities. Mr. Naugle will be entitled to receive an annual grant of options under the stock option plan of each of the Companies. The number of options will be determined at the discretion of the Board. The exercise price per common share of the Company will be equal to the Market Price (as defined in the policies of the TSX Venture Exchange) of the Company's common shares as at the Annual Review Date (as defined in the agreement), subject to a minimum exercise price per share of C$0.05.

If Mr. Naugle shall become disabled or incapacitated to such an extent that he is unable to perform his regular duties, he shall be entitled to receive, during such disability or incapacitation, his full salary from the date thereof, payable monthly for two months. If the companies discharge Mr. Naugle for cause, he shall be entitled to two months' notice of such discharge. In the event that either of the companies completes a change of control during the term of the agreement or within six months of the termination of the agreement, upon the completion of such change of control, the companies shall pay Mr. Naugle a payment equal to three times his annual compensation, calculated as at the earlier of the date of the change of control or the last day of his employment. The agreement is for a term ending three years from the date of May 1, 2021, unless extended or terminated earlier.

Stephen Goodman - Mr. Goodman entered into an employment agreement with the Company and its subsidiary, Quaterra Alaska, Inc., dated effected May 1, 2021 and amended September 15, 2021, pursuant to which the Company engaged Goodman as the President, Corporate Secretary and Chief Financial Officer of the Company and as the President of the subsidiary. Mr. Goodman, through his management services company, subsequently entered into a consulting agreement dated September 15, 2021 with the Company (the employment agreement and the consulting agreement being collectively the "Management Agreement").  Pursuant to the Management Agreement, the Company agreed to pay Mr. Goodman an annual base salary of US$200,000 effective September 15, 2021 in consideration for his services. The Board, in its sole discretion following consultation with Mr. Goodman, will establish strategic objectives for him for each period commencing on December 15 in the first year of employment, and thereafter for each annual period ending December 15. Mr. Goodman will be entitled to receive an annual grant of options under the Company's stock option plan of each of the companies on each annual review date based on a minimum of 50% and maximum of 150% of the annual base salary using an exercise price equal to the Market Price on the date of grant. As at the current date no determination has been made by the Board concerning the annual grant of options for the annual period ended December 15, 2021.  If the companies terminate Mr. Goodman's employment, Consulting or Management Agreement for any reason other than for cause or death or disability, he shall receive a payment equal to 75% of the annual grant of options under the stock option plan of the companies that was due to be paid on the next annual review date following such date of termination. If Mr. Goodman shall become disabled or incapacitated to such an extent that he is unable to perform his regular duties, he shall be entitled to receive, during such disability or incapacitation, his full salary from the date thereof, payable monthly for two months. If the companies discharge Mr. Goodman for cause, he shall be entitled to two months' notice of such discharge. In the event that either of the companies completes a change of control during the term of the Management Agreement or within six months of the termination of the Management Agreement, upon the completion of such change of control, the companies shall pay Mr. Goodman's management services company a payment equal to three times his annual compensation, calculated as at the earlier of the date of the change of control or the last day of his employment. The Management Agreement is for a term ending three years from the date of May 1, 2021, unless extended or terminated earlier.

Other than the agreements described above, the Company and its subsidiaries are not parties to any contracts, and have not entered into any plans or arrangements which require compensation to be paid to any of the Named Executive Officers in the event of:

(a) resignation, retirement or any other termination of employment with the Company or one of its subsidiaries;

(b) a change of control of the Company or one of its subsidiaries; or

(c) a change in the director, officer or employee's responsibilities following a change of control of the Company.

NARRATIVE DISCLOSURE TO SUMMARY COMPENSATION TABLE

Objectives of the Compensation Program

The general objectives of the Company's compensation strategy are to:

(a) compensate management in a manner that encourages and rewards a high level of performance and outstanding results with a view to increasing long term shareholder value;

(b) provide a compensation package that is competitive with other comparable mineral exploration companies to enable the Company to attract and retain talent; and

(c) ensure that the total compensation package is designed in a manner that takes into account the Company's present stage of development and its available financial resources.  The Company's compensation packages have been designed to provide a non-cash stock option component in conjunction with a reasonable cash salary.

Salaries for the NEOs are determined by evaluating the responsibilities inherent in the position held, and the individuals experience and past performance, as well as by reference to the competitive marketplace for management talent at other mineral exploration companies. Following the annual general meeting of shareholders, the Board reviews actual performance for the Company and the each of the NEOs for such year, including the quality and measured progress of the Company's exploration projects, raising of capital and similar achievements.

Elements of Compensation

During 2022, the Company's compensation program consisted of two elements (i) cash and (ii) incentive stock options administered under the Company's stock option plan. The Company does not presently have a long-term incentive plan. There is no policy or target regarding allocation between cash and non- cash elements of the Company's compensation program. The Board reviews annually the total compensation package of each of the Company's NEOs on an individual basis, against the backdrop of the competitive landscape and the compensation goals and objectives described above.

Salary - Base salaries for the NEOs for any given year are reviewed by the Board. Increases or decreases in salary on a year over year basis are dependent on the Board's assessment of the performance of the Company and the particular NEO. When considering the base salaries of each of the Company's NEOs, the Board reviews the qualifications and performance of, and salaries paid to executives of similar companies engaged in mining exploration and development. Recommendations for executive salaries are made by the Board in consultation with the CEO.

Incentive Awards - The Board believes that a significant portion of each NEO's compensation should be in the form of equity awards. Equity awards are made to the NEOs pursuant to the Company's stock option plan and restricted share unit plan. The stock option plan provides for awards in the form of stock options and the restricted share unit plan provides for awards in the form of restricted share units ("RSUs"). Since the value of RSUs increase or decrease with the price of the Common Shares, RSUs achieve the compensation objective of aligning the interests of executives with those of Shareholders. In addition, RSUs have time-based vesting features, and can also have performance based vesting features, that can be used to better motivate executives and to encourage qualified and experienced executives to make long-term commitments to the Company. In addition, the Board has generally followed a practice of issuing stock options to its NEOs on an annual basis in June of each year. The Board retains the discretion to make additional awards to NEOs at other times, in connection with the initial hiring of a new executive, for retention purposes or otherwise. In determining the amount of stock options and RSUs to be issued, the Board considers qualifications, performance, and option/ RSU programs of similar companies.

Perquisites and Other Personal Benefits - The Company's NEOs are not generally entitled to significant perquisites. The Company offers health care benefits, but there are no other perquisites which account for a material portion of the overall compensation paid to any NEO.

The board of directors did not consider the implications of the risks associated with the Company's compensation policies and practices. None of the NEOs or directors are permitted to purchase financial instruments that are designed to hedge or offset a decrease in market value of equity securities granted as compensation or held, directly or indirectly, by such NEOs or directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets out information as of the end of the fiscal year ended December 31, 2022 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and RSUs	Weighted-average exercise price of outstanding options, warrants and RSUs	Number of securities remaining available for future issuances under equity compensation plan [excluding securities reflected in column (a)]
Equity compensation plans approved by security holders	34,947,617(1)	$0.11(2)	26,339,841(3)
Equity compensation plans not approved by security holders	Nil	Nil	Nil
Total:	34,947,617	$0.11	26,339,841

Notes:

(1) 29,614,283 stock options and 5,333,334 restricted share units

(2) Weighted-average exercise price of 29,614,283 stock options

(3) 24,997,327 shares available for issuance under the Company's RSU plan and 1,342,514 shares available for issuance under the Company's stock option plan.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

To the knowledge of the directors and executive officers of the Company, the beneficial owners or persons exercising control or direction over Company shares carrying more than 5% of the outstanding voting rights as at April 27, 2023 are:

Name and Address	Number of Common Shares(1)	Nature of Ownership	Approximate % of Total Issued and Outstanding
Tony Alford Kernersville, NC, USA	40,610,165	Direct and Jointly with Spouse	13.11%

(1) The information relating to the above share ownership was obtained by the Company from insider reports and beneficial ownership reports on Schedule 13D filed with the SEC or available at www.sedi.ca, or from the shareholder.

(2) This figure does not include 13,837,718 shares registered to Mr. Alford's spouse, 22,342,638 common shares issuable pursuant to exercise of warrants, 5,057,713 common shares issuable pursuant to exercise of options, and $1,550,000 of convertible debentures.

SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of April 27, 2023, by:

(i) each director of the Company;

(ii) each of the Named Executive Officers of the Company; and

(iii) all directors and executive officers as a group.

Except as noted below, the Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole voting and investment power with respect to such shares.

Name of Beneficial Owner	Shares Beneficially Owned(1)(2)(3)(4)	Percentage of Shares Beneficially Owned
Charles Travis Naugle	2,166,667(5)	0.70%
Thomas Patton	9,997,110(6)	3.23%
Stephen Goodman	333,334	0.11%
Tony Alford	54,447,883(7)	17.59%
Thomas Pressello	Nil	Nil
Steven Dischler	1,477,500(8)	0.48%
Dave Harvey	Nil	Nil
All officers and directors (7) persons	68,422,494	22.11%

(1) These amounts exclude beneficial ownership of securities not currently outstanding, but which are reserved for immediate issuance on exercise of stock options as follows: 4,530,000 shares issuable to Charles Travis Naugle, 1,650,000 shares issuable to Thomas Patton, 4,170,000 shares issuable to Stephen Goodman, 5,057,713 shares issuable to Mr. Alford, 1,450,000 shares issuable to Thomas Pressello, 950,000 shares issuable to Mr. Dischler, and 500,000 shares issuable to Dave Harvey.

(2) These amounts exclude beneficial ownership of securities not currently outstanding, but which are reserved for immediate issuance on exercise of warrants as follows: 4,729,375 shares issuable to Charles Travis Naugle, 400,000 shares issuable to Thomas Patton, 769,220 shares issuable to Stephen Goodman, 22,342,638 shares issuable to Tony Alford, 149,253 shares issuable to Thomas Pressello, and 3,372,355 shares issuable to Steven Dischler.

(3) These amounts exclude beneficial ownership of securities not currently outstanding, but which are reserved for immediate issuance on exercise of restricted share units as follows: 2,666,667 shares issuable to Charles Travis Naugle and 2,666,667 shares issuable to Stephen Goodman.

(4) These amounts exclude beneficial ownership of securities not currently outstanding, but which are reserved for immediate issuance on conversion of convertible debentures as follows: 3,896,042 shares issuable to Charles Travis Naugle, 435,886 shares issuable to Stephen Goodman, 22,342,639 shares issuable to Tony Alford, 149,253 shares issuable to Thomas Pressello, and 2,572,355 shares issuable to Steven Dischler.

(5) Includes 833,334 shares held indirectly through Redhill Energy LLC.

(6) Includes 6,889,348 shares held indirectly through Thomas C. and Linda Sue Patton Trust.

(7) Mr. Alford holds 40,610,165 Shares (held directly and held jointly with his spouse), and indirectly holds 13,837,718 Shares that are registered to his spouse.

(8) Includes 100,000 shares held jointly with Mr. Dischler's spouse.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

During the year ended December 31, 2022, the Company completed the assignment of the two option agreements for the Butte Valley property. Pursuant to the assignment agreement, Lion CG received 16,049,444 common shares of Falcon Butte. In addition, the Company received a payment of $500,000 from Falcon Butte, as a reimbursement of exploration expenditures and related costs incurred by the Company on the Butte Valley Property.  The Company recorded a gain of $2,207,000 on the sale of the Butte Valley property. The Company also received $500,000 in exchange for a 0.5% buy-down and retirement of certain NSRs.

During the year ended December 31, 2022, Tony Alford subscribed for $250,000 of unsecured convertible debentures in a first tranche financing.  The debentures bear interest at a rate of 14% per annum and mature on February 17, 2024 and are convertible into shares of the Company at $0.067 ($0.085 CAD) per share until June 17, 2023, and thereafter at $0.078 ($0.10 CAD) per share.

During the year ended December 31, 2022, Charles Travis Naugle, Stephen Goodman, Tony Alford, and Thomas Pressello subscribed for $472,500 of unsecured convertible debentures in a second financing.  The debentures bear interest at a rate of 14% per annum and mature on March 8, 2024 and are convertible into shares of the Company at $0.067 ($0.085 CAD) per share until July 8, 2023, and thereafter at $0.078 ($0.10 CAD) per share.

During the year ended December 31, 2022, Blue Copper Resources Corp. entered into a property lease agreement with Charles Travis Naugle to lease a mineral property. The value of the leased property was determined to be $500,000.

Other than as described herein, there were no transactions, since the beginning of the Company's last fiscal year, or any currently proposed transaction, in which the Company was or is to be a participant and the amount involved exceeds $120,000, and in which any related person had or will have a direct or indirect material interest. Related party transactions are reviewed by the Board as part of the transaction approval process. Transactions are approved in Board minutes or unanimous consent documentation. The Audit Committee is mandated to review and approve all material related party transactions.

DIRECTOR INDEPENDENCE

The Company's common shares are listed on the TSX Venture Exchange.  Under TSX Venture Exchange rules, the Board is required to affirmatively determine that each "independent" director has no material relationship with the Company which would interfere with the exercise of independent judgment. The Board has determined that the following directors are "independent" as required by TSX Venture Exchange listing standards: Tony Alford and Thomas Pressello.

Item 14.  Principal Accounting Fees and Services

MNP LLP has served as the Company's independent auditors since October 18, 2021, and will be appointed by the Board of Directors to continue as the Company's independent auditor for the Company's fiscal year ending December 31, 2023, and until the next annual general meeting of shareholders.

The fees for services provided by MNP LLP, to the Company in each of the fiscal years ended December 31, 2022 and 2021 were as follows:

Fees	2022	2021
Audit Fees	C$126,988	C$45,861
Audit Related Fees	N/A	N/A
Tax Fees	N/A	N/A
All Other Fees	N/A	N/A
Total	C$126,988	C$45,861

(1) "Audit Fees" include fees necessary to perform the annual audit and quarterly reviews of the Company's consolidated financial statements. Audit Fees include fees for review of tax provisions and for accounting consultations on matters reflected in the financial statements. Audit Fees also include audit or other attest services required by legislation or regulation, such as comfort letters, consents, reviews of securities filings and statutory audits.

(2) "Audit-Related Fees" include services that are traditionally performed by the auditor. These audit-related services include employee benefit audits, due diligence assistance, accounting consultations on proposed transactions, internal control reviews and audit or attest services not required by legislation or regulation.

(3) "Tax Fees" include fees for all tax services other than those included in "Audit Fees" and "Audit-Related Fees". This category includes fees for tax compliance, tax planning and tax advice. Tax planning and tax advice includes assistance with tax audits and appeals, tax advice related to mergers and acquisitions, and requests for rulings or technical advice from tax authorities.

(4) "All Other Fees" include all other non-audit services.

All services to be performed by the Company's independent auditor must be approved in advance by the Audit Committee.  Under the Company's Audit Committee Charter, the Audit Committee is required to pre-approve the audit and non-audit services performed by the external auditors. Unless a type of service is to be provided by the external auditors receives general pre-approval, it requires specific pre-approval by the Company's Audit Committee.

PART IV

Item 15.  Exhibits and Financial Statements Schedules

Exhibits

The following table sets out the exhibits filed herewith or incorporated herein by reference.

Exhibit	Description
3.1(4)	Certificate of Incorporation and Certificates of Change of Name
3.2(1)	Notice of Articles dated December 8, 2021
3.3(2)	Articles dated June 21, 2018
10.1(4)	Stock Option Plan and RSU Plan
10.2(3)	Shareholder Rights Plan dated June 21, 2018
10.3(4)	Management Contract with Charles Travis Naugle
19.1(4)	Insider Trading Policy
21.1(4)	List of Subsidiaries
31.1(5)	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934 of the Principal Executive Officer
31.2(5)	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934 of the Principal Financial Officer
32.1(5)	Section 1350 Certification of the Principal Executive Officer
32.2(5)	Section 1350 Certification of the Principal Financial Officer
101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1) Previously filed as exhibit to the Form 20-F/A filed May 31, 2022 and incorporated herein by reference.

(2) Previously filed as exhibit to the Form 20-F filed April 30, 2020 and incorporated herein by reference.

(3) Previously filed as exhibit to Form 6-K filed June 26, 2018 and incorporated herein by reference.

(4) Previously filed as exhibit to Form 10-K filed March 31, 2023 and incorporated herein by reference.

(5) Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LION COPPER AND GOLD CORP.

By: "Stephen Goodman"

 Stephen Goodman

 President and Chief Financial Officer

Date:    April 28, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

"Charles Travis Naugle"	Chief Executive Officer, Co-Chairman and	April 28, 2023
Charles Travis Naugle	Director (Principal Executive Officer)

"Stephen Goodman"	President, Chief Financial Officer and Director	April 28, 2023
Stephen Goodman	(Principal Financial and Accounting Officer)

"Thomas Patton"	Co-Chairman and Director	April 28, 2023
Thomas Patton

"Tony Alford"	Director	April 28, 2023
Tony Alford

"Thomas Pressello"	Director	April 28, 2023
Thomas Pressello