Form 10-Q
period 2023-03-31
LION COPPER & GOLD CORP.
filed 2023-05-15
CIK 1339688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________________

000-55139

(Commission File Number)

LION COPPER AND GOLD CORP.

(Exact name of registrant as specified in its charter)

British Columbia, Canada	98-1664106
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

c/o #1200 - 750 West Pender Street, Vancouver, British Columbia, V6C 2T8

(Address of principal executive offices) (Zip Code)

(917) 371-2966

(Registrant's telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:  None

Indicate by check mark whether the  registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation  S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes [X]  No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [   ]    Accelerated filer [   ]   Non-accelerated filer [   ]   Smaller reporting company [X]  Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]  No [X]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of May 12, 2023, the registrant’s outstanding common stock consisted of 309,567,975 shares.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Lion Copper and Gold Corp.

Condensed Interim Consolidated Financial Statements

For the three months ended March 31, 2023 and 2022

(Expressed in thousands of U.S. Dollars)

Lion Copper and Gold Corp. Condensed Interim Consolidated Balance Sheets As at March 31, 2023 and December 31, 2022 (Unaudited - In thousands of U.S. Dollars)

	Note	March 31, 2023	December 31, 2022

ASSETS

Current assets
Cash		$10,597	$1,365
Other receivables		11	7
Prepaid and deposit		100	56
		10,708	1,428

Mineral properties	4,14	7,884	7,884
Reclamation bonds		23	23
Investment in associate	5	1,467	1,504
Total assets		$20,082	$10,839

LIABILITIES

Current liabilities
Accounts payable		$593	$232
Accrued liabilities		22	4
Rio Tinto Deposit	6	6,690	613
SAFE Notes	10	-	1,131
Derivative liabilities	8	1,472	4
Convertible Debentures - current	8,9,13	1,996	-
		10,773	1,984

Convertible debentures - long term	8,9,13	813	1,874
Total liabilities		11,586	3,858

Stockholders' equity
Share capital, No par value, unlimited common shares authorized; 309,567,975 issued and outstanding (2022 - 309,567,975)	11	105,384	105,384
Additional paid-in capital	12	23,138	23,043
Deficit		(123,787)	(121,834)
Non-controlling interest	7	3,761	388
Total stockholders' equity		8,496	6,981
Total liabilities and stockholders' equity		$20,082	$10,839

NATURE OF OPERATIONS AND GOING CONCERN (Note 1)

COMMITMENTS (Note 15)

CONTINGENCIES (Note 16)

SUBSEQUENT EVENTS (Note 18)

Approved on behalf of the Board of Directors on May 15, 2023:

/s/ "Travis Naugle"	/s/ "Stephen Goodman"
Chief Executive Officer	President & Chief Financial Officer

The accompanying notes form an integral part of these condensed interim consolidated financial statements.

Lion Copper and Gold Corp.

Condensed Interim Consolidated Statements of Operations and Comprehensive Loss
For the three months ended March 31, 2023 and March 31, 2022
(Unaudited - In thousands of U.S. Dollars, except for shares and per share amounts)

		For the three months ended March 31,
	Note	2023	2022

Operating Expenses
Exploration expenditures	4	$1,250	$573
Rio Tinto Deposit		(1,322)	-
General office		41	10
Interest		83	-
Insurance		11	5
Investor relations and corporate development		6	14
Professional fees		242	203
Rent		4	3
Salaries and benefits	13	341	320
Share-based payments	12,13	95	286
Transfer agent and regulatory		45	35
Travel		9	2
Operating loss		(805)	(1,451)

Non-operating Income/(expenses)
Fair value (loss) gain on derivative liabilities	8	(940)	37
Foreign exchange gain		-	9
Gain on transfer of shares	5	22	-
Accretion expense	9	(74)	-
Share of loss in associate	5	(26)	-
Interest and other income		12	-
Loss on revaluation of SAFE notes	10	(305)	-
		(1,311)	46
Net loss and comprehensive loss for the period		$(2,116)	$(1,405)

Net loss and comprehensive loss attributed to:
Stockholders of the Company		$(1,953)	$(1,405)
Non-controlling interest	7	$(163)	$-

Loss per share, basic and diluted		$(0.01)	$(0.00)

Weighted average number of shares outstanding - basic and diluted		309,567,975	295,856,611

The accompanying notes form an integral part of these condensed interim consolidated financial statements.

Lion Copper and Gold Corp. Condensed Interim Consolidated Statements of Changes in Equity For the three months ended March 31, 2023 and 2022 (Unaudited - In thousands of U.S. Dollars, except for shares)

	Notes	Common shares	Share capital	Additional paid-in capital	Deficit	Non-controlling interest	Total stockholders' equity
Balance at December 31, 2021		293,806,611	$104,340	$22,012	$(120,018)	$-	$6,334
Shares issued for mineral properties	4,11	9,500,000	625	-	-	-	625
Shares issued to settle debt	11	2,928,031	181	-	-	-	181
Shares issued for warrants exercised	11,12	2,000,000	149	(49)	-	-	100
BCRC issuance of preferred shares	4, 7	-	-	-	-	500	500
Grant of RSUs	11,12	1,333,333	93	-	-	-	93
Share issuance costs		-	(4)	-	-	-	(4)
Share-based payments	12	-	-	1,080	-	-	1,080
Net loss for the year		-	-	-	(1,816)	(112)	(1,928)
Balance at December 31, 2022		309,567,975	$105,384	$23,043	$(121,834)	$388	$6,981

Balance at December 31, 2022		309,567,975	$105,384	$23,043	$(121,834)	$388	$6,981
Share-based payments	12	-	-	95	-	-	95
Issuance of common shares of BCRC	7	-	-	-	-	3,536	3,536
Net loss for the period		-	-	-	(1,953)	(163)	(2,116)
Balance at March 31, 2023		309,567,975	$105,384	$23,138	$(123,787)	$3,761	$8,496

The accompanying notes form an integral part of these condensed interim consolidated financial statements.

Lion Copper and Gold Corp. Condensed Interim Consolidated Statements of Cash Flow For the three months ended March 31, 2023 and 2022 (Unaudited - In thousands of U.S. Dollars)

	For the three months ended March 31,
	2023	2022

Cash flows provided (used) in operating activities
Loss for the period	$(2,116)	$(1,405)
Non-cash transactions:
Interest expense	83	-
Accretion expense	74	-
Fair value loss (gain) on derivative liabilities - warrants	940	(37)
Gain/loss on foreign exchange	-	9
Gain on transfer of investment shares	(22)	-
Share of loss of investment in associate	26	-
Wages settled through transfer of investment shares	33	-
Share-based payments	95	286
Loss on revaluation of SAFE notes	305	-

Changes in operating assets and liabilities:
Other receivables	(4)	(2)
Trade payables and other liabilities	146	552
Prepaid and deposit	(44)	(4)
Rio Tinto deposit	6,310	-
Net cash provided (used) in operating activities	5,826	(601)

Cash flows used in investing activities
Capitalized expenditures on mineral properties	-	(42)
Net cash used in investing activities	-	(42)

Cash flows provided by financing activities
Proceeds from convertible debentures	1,306	-
Proceeds from SAFE notes	100	-
BCRC - Proceeds from private placement	2,000	-
Net cash provided by financing activities	3,406	-
Increase (decrease) in cash	9,232	(643)
Cash, beginning of period	1,365	842
Cash, end of period	$10,597	$199

Supplemental cash flow information
Shares issued for conversion of SAFE notes	1,536	-
Shares issued for mineral properties	-	625

The accompanying notes form an integral part of these condensed interim consolidated financial statements.

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements
For the three months ended March 31, 2023 and 2022
(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

1. NATURE OF OPERATIONS AND GOING CONCERN

Lion Copper and Gold Corp. (together with its subsidiaries, "Lion CG" or the "Company") is a Canadian-based Company advancing its flagship copper projects at Yerington, Nevada through an option to earn-in agreement with Rio Tinto. The Company is incorporated in British Columbia, Canada. Its registered and records offices are located at 1200 - 750 West Pender Street, Vancouver, British Columbia, Canada, V6C 2T8. On November 22, 2021, the Company changed its name from Quaterra Resources Inc. to Lion Copper and Gold Corp. The shares of the Company commenced trading under the new name at the open of trading on November 23, 2021. The Company's common shares are listed on the TSX Venture Exchange ("TSXV") under the symbol "LEO" and trade on the OTCQB Market under the symbol "LCGMF".

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

These condensed interim consolidated financial statements are prepared on a going concern basis, which contemplates that the Company will be able to meet its commitments, continue operations and realize its assets and discharge its liabilities in the normal course of business for at least twelve months from the date of approval from the Board of Directors. The Company has incurred ongoing losses and expects to incur further losses in the advancement of its business activities. For the three months ended March 31, 2023 and 2022, the Company incurred a net loss of $2,116 (2022 - $1,405). As at March 31, 2023, the Company had cash of $10,597 (December 31, 2022 - $1,365), working capital deficit of $65 (December 31, 2022 - deficit of $556) and an accumulated deficit of $123,787 (December 31, 2022 - $121,834).

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

If the going concern assumptions were not appropriate for these condensed interim consolidated financial statements, then adjustments would be necessary to the carrying values of assets, liabilities, the reported expenses, and the condensed interim consolidated statement of financial position classifications used. Such adjustments could be material.

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements

For the three months ended March 31, 2023 and 2022

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

2. BASIS OF PRESENTATION

Statement of compliance

Under U.S. federal securities laws, issuers must assess their foreign private issuer status as of the last business day of their second fiscal quarter. It was announced that more than 50% of the Company's common shares are held by U.S. stockholders, and the Company no longer meets the definition of a foreign private issuer under the United States securities laws. As a result, commencing in 2023, the Company is required to use forms and rules prescribed for U.S. domestic companies, including the requirement that condensed interim consolidated financial statements be presented in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") instead of International Financial Reporting Standards ("IFRS") as issued by the IAASB. The Company's common shares will continue to be listed on the TSX Venture Exchange and quoted on the OTCQB. These condensed interim consolidated financial statements have been prepared in accordance with U.S. GAAP.

These condensed interim consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (the "SEC"), effective for the three months ended March 31, 2023. Certain information or footnote disclosures normally included in condensed interim consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying condensed interim consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying condensed interim consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2022. The interim period results do not necessary indicate the results that may be expected for any other interim period or for the full fiscal year.

Comparative figures, which were previously presented in accordance with IFRS as issued by the International Accounting Standards Board have been adjusted as necessary to be compliant with the Company's policies under U.S. GAAP.

These condensed interim consolidated financial statements have been prepared on a historical cost basis except for certain financial instruments which are measured at fair value. In addition, these condensed interim consolidated financial statements have been prepared using the accrual basis of accounting, except for the cash flow information.

The Company consolidates an entity when it has power over that entity, is exposed, or has rights, to variable returns from its involvement with that entity and can affect those returns through its control over that entity. All material intercompany transactions, balances and expenses are eliminated on consolidation. These condensed interim consolidated financial statements include the condensed interim consolidated financial statements of Lion Copper and Gold Corp., and its subsidiaries:

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements

For the three months ended March 31, 2023 and 2022

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

2. BASIS OF PRESENTATION (continued)

Statement of compliance (continued)

	Percentage ownership
Subsidiaries	March 31, 2023	December 31, 2022	Country of incorporation
Quaterra Alaska Inc. ("Quaterra Alaska")	100.0%	100.0%	USA

Singatse Peak Services, LLC ("SPS")	100.0%	100.0%	USA

Blue Copper Resources Corp ("BCRC")	48.8%	79.3%	USA

Blue Copper LLC	48.8% indirect through BCRC	79.3% indirect through BCRC	USA

On March 30, 2022, Six Mile was dissolved, and its assets were transferred to Quaterra Alaska.

On December 13, 2022, Quaterra Alaska assigned and transferred 100% of its outstanding interest held in Blue Copper LLC to BCRC.

For partially owned subsidiaries, the interest attributable to non-controlling stockholders is reflected in non-controlling interest.

3. SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies applied in the preparation of these condensed interim consolidated financial statements are consistent with the accounting policies disclosed in Note 3 of the Company's audited consolidated financial statements for the year ended December 31, 2022.

In preparing these condensed interim consolidated financial statements, management has made judgements, estimates and assumptions that affect the applicability of the Company's accounting policies. In preparing these condensed interim consolidated financial statements, the significant estimates and critical judgments were the same as those applied to the audited consolidated financial statements as at and for the year ended December 31, 2022, other than noted below;

During the three months ended March 31, 2023, the Company’s ownership in BCRC dropped from 79.3% to 48.8% and management assessed control exists and continues to consolidate BCRC as at March 31, 2023. In the absence of majority holdings, the Company will continue to consolidate BCRC as the Company has representation on the board of directors, and management of BCRC and the Company is shared.

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements

For the three months ended March 31, 2023 and 2022

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

4. MINERAL PROPERTIES

Total mineral property acquisition costs are listed in the table below:

	Singatse Peak Services				Lion CG	Quaterra Alaska		Blue Copper Resources Corp
(In thousands of U.S dollars)	MacArthur	Yerington	Bear	Wassuk	Chaco Bear & Ashton	Butte Valley	Blue Copper	Groundhog	Blue Copper	Total
	$	$	$	$	$	$	$	$	$	$
Balance December 31, 2021	2,489	1,195	1,532	1,405	-	200	-	-	-	6,821
Acquisition costs	-	-	193	-	602	-	118	-	500	1,413
Assignment of Butte Valley	-	-	-	-	-	(200)	-	-	-	(200)
Transfer to BCRC	-	-	-	-	-	-	(118)	-	118	-
Paid by Rio Tinto	-	-	(150)	-	-	-	-	-	-	(150)
Total additions (disposals) for the year	-	-	43	-	602	(200)	-	-	618	1,063
Balance December 31, 2022	2,489	1,195	1,575	1,405	602	-	-	-	618	7,884

Acquisition costs	-	-	1	-	-	-	-	-	-	1
Paid by Rio Tinto	-	-	(1)	-	-	-	-	-	-	(1)
Total additions (disposals) for the year	-	-	-	-	-	-	-	-	-	-
Balance March 31, 2023	2,489	1,195	1,575	1,405	602	-	-	-	618	7,884

The Company owns a 100% interest in the MacArthur and Yerington properties. It has an option to earn a 100% interest in the Bear and Wassuk properties in Nevada, and a 100% interest in the Chaco Bear and Ashton property in British Columbia.

During the year ended December 31, 2022, the Company:

  Sold and assigned the Butte Valley option agreements to Falcon Butte Minerals Corp. (Note 4(e));
  Transferred its 100% interest in the Blue Copper Project in Montana and its 90% interest in the Groundhog property in Alaska to Blue Copper Resources Corp., an entity in which the Company holds 48.8% at March 31, 2023 (December 31, 2022 - 79.3%) ownership of, which also holds a leased interest in the Arnold, Snowbird & Montana property (Notes 4(d)(e)(g)).
  On February 10, 2023 the Company announced the commencement of its 2023 exploration program. The exploration program is composed of 10,000 ft of core drilling, 9,500 ft of reverse circulation drilling and various soil and rock chip sampling programs. The primary exploration targets include the Bear Deposit, MacArthur East, MacArthur Wedge, Mason Pass Prospect, Reno Prospect and Singatse Target.

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements

For the three months ended March 31, 2023 and 2022

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

4. MINERAL PROPERTIES (continued)

Total exploration expenditures recorded on the statement of loss and comprehensive loss are listed in the tables below:

Exploration expenditures incurred for the three months ended March 31, 2023

	Singatse Peak Services				Lion CG	Blue Copper Resources Corp
(In thousands of U.S dollars)	MacArthur	Yerington	Bear	Wassuk	Chaco Bear & Ashton	Groundhog	Blue Copper	Recon	Nevada	Arizona	Total
	$	$	$	$	$	$	$	$	$	$	$
Property maintenance	8	5	-	-	-	-	44	-	-	-	57
Assay & Labs	-	7	-	-	-	-	-	-	-	-	7
Drilling	196	-	379	-	-	-	-	-	-	-	575
Environmental	5	33	-	-	-	-	-	-	-	-	38
Geophysical surveys	-	-	-	-	-	-	24	52	4	-	80
Technical study	-	378	-	-	-	-	-	-	-	-	378
Field support	-	-	6	-	-	-	66	-	36	7	115
Total expenses incurred	209	423	385	-	-	-	134	52	40	7	1,250
Total Expenditures funded by Rio Tinto	(209)	(423)	(385)	-	-	-	-	-	-	-	(1,017)
Total Expenditures funded by Lion CG	-	-	-	-	-	-	134	52	40	7	233

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements

For the three months ended March 31, 2023 and 2022

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

4. MINERAL PROPERTIES (continued)

Exploration expenditures incurred for the three months ended March 31, 2022

	Singatse Peak Services				Quaterra Alaska
(In thousands of U.S dollars)	MacArthur	Yerington	Bear	Wassuk	Groundhog	Butte Valley	Blue Copper	Total
	$	$	$	$	$	$	$	$
Property maintenance	-	-	-	-	-	2	62	64
Assay & Labs	36	-	-	-	-	-	-	36
Environmental	25	48	-	-	-	-	-	73
Geological & mapping	-	-	-	-	-	-	15	15
Geophysical surveys	26	1	5	-	-	11	16	59
Technical study	258	-	-	-	-	-	-	258
Field support	3	11	-	-	8	9	37	68
Total expenses incurred	348	60	5	-	8	22	130	573
Total Expenditures funded by Rio Tinto	-	-	-	-	-	-	-	-
Total Expenditures funded by Lion CG	348	60	5	-	8	22	130	573

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements

For the three months ended March 31, 2023 and 2022

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

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

On May 15 2022, the Company and Rio Tinto America mutually agreed on a Stage 1 program of work with funding supplied by Rio Tinto to be applied against the Company's MacArthur and Yerington properties as work progresses (Notes 4(i), 6).

On January 13, 2023, the Company received $7,500 from Rio Tinto America comprising of $5,000 for Stage 2 work and $2,500 as an immediate advance on part of the Stage 3 financing to be applied against the Company's MacArthur and Yerington properties (Notes 4(i), 6).

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

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements

For the three months ended March 31, 2023 and 2022

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

4. MINERAL PROPERTIES (continued)

b) Bear Deposit, Nevada (continued)

Outstanding payments to keep the five option agreements current are as follows, by year:

  $193 due 2022 (paid);
  $231 due in 2023;
  $81 due in 2024
  $51 due in years 2025 to 2028.

Outstanding consideration payments under the five option agreements are as follows:

  $1,250 for Taylor, purchase option expiring April 4, 2025.
  $250 for Chisum, purchase option has no expiration date, $50 per year payment required for continuation;
  $5,000 for Yerington Mining, purchase option expiring in 2024;
  $8,975 for Circle Bar N, purchase option expiring in 2024;
  $22,770 for Desert Pearl Farms, purchase option expiring in 2029.

On May 15, 2022, the Company and Rio Tinto America mutually agreed on a Stage 1 program of work with funding supplied by Rio Tinto to be applied against the Company's Bear property as work progresses (Notes 4(i), 6).

On January 13, 2023, the Company received $7,500 from Rio Tinto America comprising of $5,000 for Stage 2 work and $2,500 as an immediate advance on part of the Stage 3 financing to be applied against the Company's Bear properties (Notes 4(i), 6).

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

On May 15, 2022, the Company and Rio Tinto America mutually agreed on a Stage 1 program of work with funding supplied by Rio Tinto to be applied against the Company's Wassuk property as work progresses (Notes 4(i), 6).

On January 13, 2023, the Company received $7,500 from Rio Tinto America comprising of $5,000 for Stage 2 work and $2,500 as an immediate advance on part of the Stage 3 financing to be applied against the Company's Wassuk properties.(Notes 4(i), 6).

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements

For the three months ended March 31, 2023 and 2022

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

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

Pursuant to the agreement, Lion CG's 100% owned subsidiary Quaterra Alaska was granted an equity position in Falcon Butte (Note 5). In addition, Quaterra Alaska maintained a 1.5% NSR on each of the Butte Valley optioned properties, which is subject to a buy-down to a 1.0% NSR in exchange for a payment of $7,500 per property ("Butte Valley Royalty").

On April 5, 2022, the Company completed the assignment of the two option agreements for the Butte Valley Property and the Company received 16,049,444 common shares of Falcon Butte with a fair value of $1,906 and $500 cash for the property, resulting in a gain on sale of $2,207 (Note 5, 13).

On April 13, 2022, the Company amended the agreement. Pursuant to the addendum Falcon Butte had the option to pay a total of $500 in exchange for a 0.5% buy-down and retirement of certain NSRs held by the Company. As of December 31, 2022, the Company has received the full consideration of $500, which is recorded as other income.

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

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements

For the three months ended March 31, 2023 and 2022

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

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

In addition, commencing on January 31, 2022, and on January 31 of each year thereafter during the Option Period, Lion CG shall pay the following option maintenance fees to Houston: (a) CAD$60 in respect of the Chaco Bear Property; and (b) CAD$40 in respect of the Ashton Property. The maintenance fee for the year ended December 31, 2023 has not been paid as of March 31, 2023 and the Company has until June 4, 2023 to procure the maintenance fee.

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements

For the three months ended March 31, 2023 and 2022

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

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

As a part of the transaction, Blue Copper LLC entered into a purchase agreement with Four O Six Mining & Exploration LLC to acquire certain existing and additional unpatented mining claims. In exchange for the unpatented mining claims, as part of the closing of the transaction, the Company issued 1,500,000 common shares of the capital of the Company (Note 11) and provided a NSR of 2.0% with a buy-down of 1% NSR for 1,500.

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

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements

For the three months ended March 31, 2023 and 2022

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

4. MINERAL PROPERTIES (continued)

h) Recon, Nevada, and Arizona

During the three months ended March 31, 2023, the Company, through Blue Copper Resources Corp, incurred $99,000 in evaluation expenditures on these properties in order to determine whether they warranted further pursuit.

i) Option to Earn-in Agreement with Rio Tinto

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

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements

For the three months ended March 31, 2023 and 2022

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

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

On April 27, 2022, the Company TSX Venture Exchange approved the Company's Option to Earn-in Agreement with Rio Tinto America Inc.

On May 15, 2022, Rio Tinto approved the Stage 1 Work Program and provided $4,000 to the Company for the development of the Mason Valley projects, which has been completed as of December 31, 2022. The remaining funds of the $4,000 will be spent per agreement with Rio Tinto in 2023 for Stage 2. (Note 6).

On January 13, 2023, the Company reached an agreement with Rio Tinto on the scope of the Stage 2 Program of Work. As a result, the Company received $7,500, comprising of $5,000 for Stage 2 work and $2,500 as an immediate advance on part of the Stage 3 financing (Note 6).

5. INVESTMENT IN ASSOCIATE

On April 5, 2022, the Company received 16,049,444 shares in Falcon Butte Minerals Corp. (formerly 1301666 BC Ltd., "Falcon Butte"), a private British Columbia company established to acquire mineral resource properties, in connection with a property acquisition agreement to assign the Company's options to acquire the Butte Valley property (Note 4). At the time of acquisition, the 16,049,444 shares represented 25.54% of shares outstanding, and as at March 31, 2023 and December 31, 2022, the Company's share ownership was reduced to 19.30% and 19.44% respectively. The Company and Falcon Butte have common directors and managerial personnel, as such, management has assessed that the Company has significant influence over Falcon Butte and that the investment should be accounted for using the equity method of accounting.

The opening balance of the investment was determined to be $1,906 ($2,374 CAD), which represents the fair value of the shares received. The value of the shares was determined based on Falcon Butte’s unit financing that closed concurrently with the property acquisition using Goal Seek analysis to determine the value of the shares. This analysis required various estimates such as volatility which was estimated to be 100%, and discount rate estimated to be 0.02%. The Company’s share of net loss for the period from acquisition on April 5, 2022 to December 31, 2022 and from January 1, 2023 to March 31, 2023 was $389 and $26, respectively. The portion of net loss attributable to the Company was determined using the weighted average percentage of voting rights held by the Company throughout the period.

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements

For the three months ended March 31, 2023 and 2022

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

5. INVESTMENT IN ASSOCIATE (continued)

On December 8, 2022, the Company transferred 116,071 shares of Falcon Butte to the CEO of the Company, pursuant to amended terms of the CEO's employment agreement. The cost value of the shares associated with the transfer was determined to be $13 and a gain of $19 was recorded on the transaction.

On February 24, 2023, the Company transferred 116,071 shares of Falcon Butte to the CEO of the Company, pursuant to amended terms of the CEO's employment agreement. The cost value of the shares associated with the transfer was determined to be $11 and a gain of $22 was recorded on the transaction.

Summarized financial information of Falcon Butte and a reconciliation of the carrying amount of the investment in the condensed interim consolidated financial statements are set out below:

Summarized statement of loss

(Expressed in thousands of U.S. Dollars)

	Three months ended March 31, 2023	Period from April 5 to December 31, 2022
Operating expenses
General and administrative expenses	$235	$3,313
Total operating expenses	235	3,313

Gain on settlement of debt	-	(100)
Fair value (gain) loss on derivative liability	(39)	4
Other income	(66)	(1,093)
Foreign exchange (gain)	7	(396)
Net loss	$136	$1,728

A continuity of the Company's investment in associate is as follows:

Balance December 31, 2021	$-
Initial investment	1,906
Transfer of shares to the CEO	(13)
Company's share of net loss	(389)
Balance December 31, 2022	$1,504
Transfer of shares to the CEO	(11)
Company's share of net loss	(26)
Balance March 31, 2023	$1,467

6. RIO TINTO DEPOSIT

On May 15, 2022, the Company received $4,000 in connection to Stage 1 of the option to Earn-in Agreement with Rio Tinto America Inc (Note 4 (i)). The Company and Rio Tinto America mutually agreed on the Stage 1 program of work and the balance of the deposit will be applied against the Company's Yerington, MacArthur, Wassuk property, and Bear mineral properties as work progresses. On January 5, 2023, the Company announced the completion of Stage 1 Program of Work. Subsequently, on March 20, 2023, the Company and Rio Tinto formally agreed to proceed with the stage 2 Program of Work.

On January 13, 2023, the Company received $7,500 from Rio Tinto America comprising of $5,000 for Stage 2 work and $2,500 as an immediate advance on part of the Stage 3 financing to be applied against the Company's MacArthur, Yerington, Bear, and Wassuk properties as work progresses on Stage 2 program of work (Notes 4(i)).

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements

For the three months ended March 31, 2023 and 2022

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

6. RIO TINTO DEPOSIT (continued)

A continuity of the Company's Rio Tinto deposit is as follows:

Balance December 31, 2021	$-

Proceeds received	4,000

Funds applied to capitalized acquisition costs (Note 4)	(150)

Funds applied to exploration expenditures (Note 4)	(3,086)

Funds applied to general operating expenditures	(151)

Balance December 31, 2022	$613

Proceeds received	7,500
Funds applied to capitalized acquisition costs (Note 4)	(1)
Funds applied to exploration expenditures (Note 4)	(1,017)
Funds applied to prepaid expenses	(100)
Funds applied to general operating expenditures	(305)
Balance March 31, 2023*	$6,690

*Pending final approval of expenditures by Rio Tino

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

In addition, the private placement was considered a "triggering event" for Simple Agreements for Future Equity ("SAFE Notes"). BCRC had previously raised $868 in SAFE Notes, and were converted into equity of BCRC, resulting in BCRC issuing an additional 21,629,382 common shares. At March 31, 2023, the company held 48.8% of shares in BCRC.

The following table summarizes the balance recognized as NCI during the year ended December 31, 2022 and three months ended March 31, 2023:

Balance December 31, 2021	$-
Preferred stock issued for the Arnold, Snowbird & Montana property	500
Net loss and comprehensive loss attributable to NCI	(112)
Balance December 31, 2022	$388
Issuance of common shares for conversion of SAFE notes	1,536
Issuance of common shares equity financing	2,000
Net loss and comprehensive loss attributable to NCI	(163)
Balance March 31, 2023	$3,761

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements

For the three months ended March 31, 2023 and 2022

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

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

During the period ended March 31, 2023, the Company issued certain share purchase warrants and issued convertible debt with a conversion feature that are both exercisable in a currency different from the Company's functional currency (Note 9). The warrants and the conversion feature were classified as derivative liabilities, carried at fair value and revalued at each reporting date.

A continuity schedule of the Company's derivative liabilities is as follows:

Balance December 31, 2021	$55
Expiry of warrants	(55)
Issuance of Warrants (Note 9)	247
Issuance of convertible debentures with conversion feature (Note 9)	131
Fair value change on derivative liabilities	(374)
Balance December 31, 2022	4
Issuance of Warrants (Note 9)	280
Issuance of convertible debentures with conversion feature (Note 9)	248
Fair value change on derivative liabilities	940
Balance March 31, 2023	$1,472

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

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements

For the three months ended March 31, 2023 and 2022

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

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

On March 2, 2023, the Company closed a third tranche of its non-brokered private placement of unsecured convertible debenture for gross proceeds of $1,306 (Note 12). The debenture bear interest at a rate of 14% per annum and mature on November 2, 2024 and are convertible into shares of the Company at $0.070 ($0.095 CAD) per share. The holder also has the option any time prior to the election date to be repaid by way of shares the Company owns of Falcon Butte (Note 5) at the rate of $0.28 ($0.37 CAD) per Falcon Butte Share.

In conjunction with the third tranche of the convertible debt financing, the Company issued 18,461,015 warrants. The warrants are exercisable into one common share of the Company at $0.070 ($0.095 CAD) per share and expire on November 2, 2024.

The convertible debentures were determined to be a financial instrument comprising a host debt component, a conversion feature classified as a derivative liability, and freestanding warrants classified as a derivative liability. On initial recognition, the warrants and the conversion feature were fair valued, with the proceeds first allocated to the freestanding warrants, then the conversion feature. The residual proceeds are then allocated to the host debt component with an effective interest rate of 46.07%. Regarding the warrant and conversion feature, the volatility input was calibrated such that the conversion feature, warrants, and host debt component, on issuance date, equates proceeds. The fair values of the freestanding warrants and conversion features were calculated to be $280 and $247, respectively, and the residual value allocated to the host debt component was $778.

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements

For the three months ended March 31, 2023 and 2022

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

9.   CONVERTIBLE DEBENTURES (continued)

The fair value of the warrants and conversion features were determined using the Black-Scholes Option Pricing Model using the assumptions set out as follows:

	Initial recognition in 2022	Fair value at December 31, 2022	Initial recognition in 2023	Fair value at March 31, 2023
Risk-free interest rate	3.20% - 3.84%	4.07%	4.27%	3.78%
Expected volatility	10%	10%	10%	10%
Dividend yield	0%	0%	0%	0%
Expected life	1.36 - 1.67 years	1.13 - 1.19 years	1.67 years	0.88 - 1.59 years

A continuity schedule of the Company's convertible debt is as follows:

Balance as at January 1, 2022	$-
Issued	2,000
Fair value of conversion Note	(131)
Fair value of Warrants	(247)
Accretion	108
Interest	144
Balance as at December 31, 2022	$1,874
Issued	1,306
Fair value of conversion feature	(280)
Fair value of warrants	(248)
Accretion	74
Interest	83
Balance as at March 31, 2023	$2,809
Current	1,996
Long-term	813

10.  SIMPLE AGREEMENT FOR FUTURE EQUITY

During the year ended December 31, 2022, Blue Copper Resources Corp. raised $198 with a valuation cap of $1,450 and $569 with a valuation cap of $4,120, respectively, by entering into Simple Agreement for Future Equity Notes ("SAFE Note") with several parties.

During the three months ended March 31, 2023, BCRC raised an additional $100 with a valuation cap of $4,120 by entering into SAFE notes with several parties. The private placement described above in Note 7 was considered a triggering event, and the face value of SAFE Notes of $868 were converted into common shares of BCRC resulting in 21,629,382 common shares being issued.

The valuation cap provides the basis for the price at which the SAFE notes are converted into common stock of BCRC. The SAFE Notes resulted in cash proceeds to the BCRC in exchange for the right to stock of the BCRC, or cash at a future date in the occurrence of certain events, as follows:

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements

For the three months ended March 31, 2023 and 2022

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

10.  SIMPLE AGREEMENT FOR FUTURE EQUITY (continued)

If there is an equity financing before the expiration or termination of the instrument, the BCRC will automatically issue to the investor, a number of shares of common stock equal to the purchase amount divided by the conversion price. The conversion price is equal to the price per share equal to the Valuation Cap divided by the BCRC capitalization immediately prior to the transaction.

If there is a liquidity event before the expiration or termination of the instrument, the investor will, at its option, either (i) receive a cash payment equal to the purchase amount, or (ii) automatically receive from the Company a number of shares of common stock equal to the purchase amount divided by the liquidity price, if the investor fails to select the cash option.

If there is a dissolution event before the instrument expires or terminates, the BCRC will pay an amount equal to the purchase amount, due and payable to the investor immediately prior to, or concurrent with, the consummation of the dissolution event.

The SAFE notes were classified as liabilities pursuant to ASC 480 as certain redemptions are based upon the occurrence of certain events that are outside of the control of the Company and were measured at fair value at each reporting period, with changes in fair value recorded within the condensed interim consolidated statements of operations and comprehensive loss.

A continuity of the BCRC's SAFE notes are as follows:

Balance as at January 1, 2022	$-
Issued	767
Loss on change in fair value of SAFE notes	364
Balance as at December 31, 2022	1,131
Issued	100
Loss on change in fair value of SAFE notes	305
Conversion upon Equity Financing Event (Note 7)	(1,536)
Balance as at March 31, 2023	$-

11. SHARE CAPITAL

The Company is authorized to issue an unlimited number of common shares without par value.

Share transactions for the three months ended March 31, 2023

a) No share capital activity in the Company during the 3 months ended March 31, 2023. Refer to Note 7 for share issuances by BCRC.

Share transactions for the three months ended March 31, 2022

b) On February 17, 2022, as part of the Blue Copper Prospect transaction, the Company issued 1,500,000 common shares with a fair value of $119 as part of the closing of the transaction (Note 4(g)).

c) On March 17, 2022, the Company issued 8,000,000 common shares with a fair value of $506 as part of the option agreement with Houston Minerals Ltd. to acquire a 100% interest in the Chaco, and the Ashton Properties (Note 4(f)).

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements

For the three months ended March 31, 2023 and 2022

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

11. SHARE CAPITAL (continued)

d) On February 17, 2022, as part of the Blue Copper Prospect transaction, the Company issued 1,500,000 common shares with a fair value of $119 as part of the closing of the transaction (Note 4(g)).

e) On March 17, 2022, the Company issued 8,000,000 common shares with a fair value of $506 as part of the option agreement with Houston Minerals Ltd. to acquire a 100% interest in the Chaco, and the Ashton Properties (Note 4(f)).

f) On April 25, 2022, the Company issued 800,000 common shares with a fair value of $56 to settle debt in the amount of $62(CAD$80) and recognized a gain on the settlement of $6.

g) On June 29, 2022, the Company issued 2,000,000 common shares in connection with warrants exercised for proceeds of $100 (Note 12).

h) On July 5, 2022, the Company issued 1,212,121 common shares with a fair value of $75 to settle outstanding debt of $77 and recognized a gain on the settlement of $2.

i) On July 28, 2022, the Company issued 1,333,333 common shares, with a fair value of $93 in relation to the release of 1,333,333 restricted share units.

j) On August 23, 2022, the Company issued 915,910 common shares with a fair value of $49 to settle outstanding debt of $61 and recognized a gain on the settlement of $12.

12. ADDITIONAL PAID-IN CAPITAL

a) Stock options

The Company has a stock option plan under which the Company is authorized to grant stock options of up to 10% of the number of common shares issued and outstanding of the Company at any given time.

Stock option activity during the three months ended March 31, 2023 is summarized below:

i. On March 2, 2023, the Company granted 350,000 stock options with an exercise price of $0.095 CAD and an expiry date of March 2, 2028 which vested immediately upon grant.

The continuity of the number of stock options issued and outstanding as of March 31, 2023, and December 31, 2022 is as follows:

	As at March 31, 2023		As at December 31, 2022
	Number of options	Weighted average exercise price (CAD)	Number of options	Weighted average exercise price (CAD)
Outstanding, beginning of year	29,614,283	0.11	19,915,000	0.12
Granted	350,000	0.095	11,394,283	0.08
Expired	-	-	(1,695,000)	0.10
Cancelled	-	-	-	-
Exercised	-	-	-	-
Outstanding, end of year	29,964,283	0.11	29,614,283	0.11

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements

For the three months ended March 31, 2023 and 2022

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

12. ADDITIONAL PAID-IN CAPITAL (continued)

a) Stock options (continued)

As of March 31, 2023, and December 31, 2022, the number of stock options outstanding and exercisable were:

Expiry date	Exercise price (CAD)	Number of options outstanding	Remaining contractual life in years	Number of options exercisable
September 20, 2023	0.06	1,470,000	0.47	1,470,000
June 21, 2024	0.07	1,900,000	1.23	1,900,000
August 8, 2024	0.06	500,000	1.36	500,000
June 20, 2025	0.08	2,450,000	2.22	2,450,000
August 18, 2025	0.072	2,394,283	2.39	2,394,283
June 18, 2026	0.25	3,950,000	3.22	3,950,000
September 17, 2026	0.11	4,500,000	3.47	4,500,000
October 21, 2026	0.09	2,700,000	3.56	2,700,000
December 12, 2026	0.12	750,000	3.70	750,000
May 25, 2027	0.085	9,000,000	4.15	9,000,000
March 2, 2028	0.095	350,000	4.93	350,000
Outstanding, March 31, 2023		29,964,283		29,964,283

Expiry date	Exercise price (CAD)	Number of options outstanding	Remaining contractual life in years	Number of options exercisable
September 20, 2023	0.06	1,470,000	0.72	1,470,000
June 21, 2024	0.07	1,900,000	1.47	1,900,000
August 8, 2024	0.06	500,000	1.61	500,000
June 20, 2025	0.08	2,450,000	2.47	2,450,000
August 18, 2025	0.072	2,394,283	2.63	2,394,283
June 18, 2026	0.25	3,950,000	3.47	3,950,000
September 17, 2026	0.11	4,500,000	3.72	4,500,000
October 21, 2026	0.09	2,700,000	3.81	2,700,000
December 12, 2026	0.12	750,000	3.95	750,000
May 25, 2027	0.085	9,000,000	4.40	9,000,000
Outstanding, December 31, 2022		29,614,283		29,614,283

During the three months ended March 31, 2023, an amount of $95 (2022 - $286) was expensed as share-based payments related to the vesting of options. The portion of share-based payments recorded is based on the vesting schedule of the options. The following weighted average assumptions were applied using the Black-Scholes Option Pricing model used to estimate the weighted average fair value of stock options granted during the three months ended March 31, 2023:

Three months ended March 31, 2023
Risk-free interest rate	3.66%
Expected life (years)	5
Annualized volatility	145%
Forfeiture rate	0%
Dividend yield	0%

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements

For the three months ended March 31, 2023 and 2022

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

12. ADDITIONAL PAID-IN CAPITAL (continued)

b) Share purchase warrants

Warrant activity during the three months ended March 31, 2023 is summarized below:

i. On March 2, 2023, the Company granted 18,461,015 warrants with an exercise price of $0.07 (CAD$0.095) with an expiry date of November 2, 2024 pursuant of the grant of $1,306 in convertible debenture (Note 9).

The continuity of the number of share purchase warrants outstanding as of March 31, 2023, and December 31, 2022, is as follows:

	March 31, 2023		December 31, 2022
	Number of warrants	Weighted average exercise price	Number of warrants	Weighted average exercise price
Outstanding, beginning of period	101,165,012	$0.09	83,083,504	$0.09
Issued	18,461,015	0.07	29,850,738	0.067
Exercised	-		(2,000,000)	0.05
Expired	-		(9,769,230)	0.05
Outstanding, end of period	119,626,027	0.09	101,165,012	$0.09

The following table summarizes warrants outstanding as of March 31, 2023, and December 31, 2022:

Expiry date	Currency	Exercise price	March 31, 2023	December 31, 2022
September 13, 2024	USD	0.10	26,488,733	26,488,733
September 27, 2024	USD	0.10	13,152,909	13,152,909
October 21, 2024	USD	0.10	31,672,632	31,672,632
February 17, 2024	USD	0.067	16,044,774	16,044,774
March 8, 2024	USD	0.067	13,805,964	13,805,964
November 2, 2024	USD	0.070	18,461,015	-
Outstanding at the end of the year			119,626,027	101,165,012

b) Restricted share units

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

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements

For the three months ended March 31, 2023 and 2022

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

12. ADDITIONAL PAID-IN CAPITAL (continued)

c) Restricted share units (continued)

Restricted share units ("RSU") activity during the three months ended March 31, 2023, is summarized below:

i. There were no RSU's issued, forfeited, or released during the period.

During the three months ended March 31, 2023, an amount of $69 (2022 - $Nil) was expensed as share-based payments related to the grant of RSU's.

The continuity of the number of RSUs issued and outstanding as of March 31, 2023, and December 31, 2022 is as follows:

Number of RSUs
Outstanding at December 31, 2021	-
Granted	8,000,000
Released	(1,333,333)
Cancelled	(1,333,333)
Outstanding at March 31, 2023 & December 31, 2022	5,333,334

13. RELATED PARTY TRANSACTIONS

The Company's related parties include its directors and officers whose remuneration was as follows, subject to change of control provisions for officers:

	For the three months ended March 31,
	2023	2022
Salaries	$115	$138
Directors' fees	21	13
Share-based payments	69	13
Interest on convertible debenture	39	-
	$244	$164

Other transactions for the three months ended March 31, 2023

a) During the three months ended March 31, 2023, certain directors of the Company subscribed for $1,135 of unsecured convertible debt in the third tranche (Note 9). The debentures bear interest at a rate of 14% per annum and mature on November 2, 2024 and are convertible into shares of the Company at $0.070 ($0.095 CAD) per share until January 2, 2024, and thereafter at $0.074 ($0.10 CAD) per share.

b) As at March 31, 2023, the Company had $92 (December 31, 2022 - $53) in interest accrued relating to outstanding convertible debentures with directors and officers of the Company.

c) As at March 31, 2023, there was $11 (2022 - $11) in prepaid expenses to the CEO of the Company relating to wages paid during the year for services subsequent to period end.

d) During the three months ended March 31, 2023, the Company incurred $449 (2022 - $Nil) in drilling services to a company controlled by a director of the Company. As at March 31, 2023, $264 (2022 - $Nil) of the drilling services remain unpaid.

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements

For the three months ended March 31, 2023 and 2022

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

13. RELATED PARTY TRANSACTIONS (continued)

Other transactions for the year ended December 31, 2022

e) On January 26, 2022, the Company entered into a property acquisition agreement to assign its options to acquire the Butte Valley property to Falcon Butte, which is a private British Columbia company established to acquire mineral resource properties. Directors and officers of Falcon Butte are also directors and officers of Lion CG and as such the transaction is a non-arm's length transaction under TSXV rules.

On April 5, 2022, the Company completed the assignment of the two option agreements for the Butte Valley property. Pursuant to the assignment agreement, Lion CG received 16,049,444 common shares of Falcon Butte (Note 5). In addition, the Company received a payment of $500 from Falcon Butte, as reimbursement of exploration expenditures and related costs incurred by the Company on the Butte Valley Property. The Company recorded a gain of $2,207 on the sale of the Butte Valley property (Note 4(e)).

On April 13, 2022, the Company amended the agreement. Pursuant to the addendum Falcon Butte will pay a total of $500 in exchange for a 0.5% buy-down and retirement of certain NSRs. As of December 31, 2022, the Company has received $500 (Note 4(e)).

f) As per their agreements with the Company, the CEO and President/CFO are entitled to receive an annual grant of options under the Stock Option Plan of the Company on each Annual Review Date. The number of options will be determined by the Board based on a minimum of 50% and maximum of 150% of the annual base compensation. The exercise price per common share of the Company will be equal to the Market Price (as defined in the TSXV policies) of the Company's common shares as at the Annual Review Date, subject to a minimum exercise price per share of CAD$0.05. The applicable percentage on the annual base salary will be determined by the Board based on an assessment of the performance of the CEO and President/CFO in achieving the Annual Objectives for the relevant Annual Review Period. On May 25, 2022, the CEO and President/CFO were issued a combined 3,300,000 bonus options with an exercise price of $0.085 and an expiry date of May 25, 2027 (Note 12(a)). The CFO was granted 1,470,000 stock options and the CEO was granted 1,830,000 stock options.

g) On June 29, 2022, a director of the Company exercised 2,000,000 warrants with an exercise price of $0.05 per share for gross proceeds of $100 (Note 11,12 (b)).

h) As per their agreements with the Company, the CEO and President/ CFO were each granted 4 million RSUs on October 21, 2021, which were granted subject to vesting in three equal installments over three years. The grant of RSUs is subject to stockholder approval and further subject to Exchange approval of the RSU Plan and the aforementioned grant thereunder. Pursuant to Exchange policies, RSUs granted prior to stockholder approval of the RSU Plan must be specifically approved by a vote of stockholders excluding the votes of the holders of the Restricted Share Units. The Company's stockholders approved the grant of 4 million RSUs to both the CEO and President/ CFO at the AGM on May 18, 2022 and the Exchange approved the RSU Plan on June 3, 2022, resulting in 8,000,000 RSUs granted on June 3, 2022 (Note 12 (c)).

i) On June 2, 2022, 1,333,333 RSUs issued to the President/CFO were cancelled ((Note 12 (c)). All Share-based payments recognized pursuant to these RSUs were reversed upon cancellation.

j) On June 3, 2022, 1,333,333 RSUs issued to the CEO were released. The RSUs were converted into shares on July 28, 2022.

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements

For the three months ended March 31, 2023 and 2022

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

13. RELATED PARTY TRANSACTIONS (continued)

k) On November 1, 2022, the Company amended an employment agreement with the CEO of the Company. The CEO will continue to receive remuneration of $250, however, 52% of the salary will be paid in shares of Falcon Butte. The deemed price will be equal to the greater of $0.28 per share and the latest cash financing price raised by Falcon Butte. On November 1, 2022, $32.5 of the annual salary was converted to Falcon Butte shares and on February 1, 2023, $32.5 were converted to Falcon Butte shares. The payment terms are applicable for six months beginning November 1, 2022, and these payment terms can be extended on a quarterly basis.

As a result, for the year ended December 31, 2022, the CEO of the Company was paid as follows:

  $228,333 in cash
  $21,667 in Falcon Butte shares.

As at December 31, 2022, there was $11 in prepaid expenses to the CEO of the Company relating to wages paid during the year for services subsequent to year end.

l) During the year ended December 31, 2022, 3,500,000 options were granted to directors of the Company with an exercise price of $0.067 and expire on May 25, 2027. In addition, 957,713 options were issued to a director of the Company with an exercise price of $0.055 and expires on August 18, 2025.

m) During the year ended December 31, 2022, a director of the Company subscribed for $250 of unsecured convertible debentures in the first tranche (Note 9). The debentures bear interest at a rate of 14% per annum and mature on February 17, 2024 and are convertible into shares of the Company at $0.067 ($0.085 CAD) per share until June 17, 2023, and thereafter at $0.078 ($0.10 CAD) per share. As of December 31, 2022, the Company accrued $19 in interest related to the convertible debentures.

n) During the year ended December 31, 2022, certain directors and officers of the Company subscribed for $500 of unsecured convertible debentures in the second tranche (Note 9). The debentures bear interest at a rate of 14% per annum and mature on March 8, 2024 and are convertible into shares of the Company at $0.067 ($0.085 CAD) per share until July 8, 2023, and thereafter at $0.078 ($0.10 CAD) per share. As of December 31, 2022, the Company accrued $34 in interest related to the convertible debentures.

o) Blue Copper Resources Corp. has a mineral property lease agreement with a company owned by the CEO of the Company, to lease a mineral property. The value of the leased property was determined to be $500 (Note 4(h)).

14. SEGMENTED INFORMATION

The Company operates in one reportable operating segment, being mineral exploration. Geographic segment information relating to the Company's mineral properties as at and for the period ended March 31, 2023, and the year ended December 31, 2022 is as follows:

	March 31, 2023			December 31, 2022
	Canada	USA	Total	Canada	USA	Total
Mineral properties	$602	$7,282	$7,884	$602	$7,282	$7,884

15. COMMITMENTS

To acquire certain mineral property interests as per Note 4, the Company must make optional acquisition expenditures to satisfy the terms of existing option agreements, failing which the rights to such mineral properties will revert to the property vendors.

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements

For the three months ended March 31, 2023 and 2022

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

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

17. FINANCIAL INSTRUMENT RISKS

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

Financial instruments recorded at fair value on the condensed interim consolidated statements of financial position are classified using a fair value hierarchy that reflects the significance of the inputs used in making the measurements. The three levels of the fair value hierarchy are:

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

The SAFE notes are classified as liabilities pursuant to ASC 480 and were measured at fair value at each reporting period, with changes in fair value recorded within the Condensed Interim Consolidated Statements of Operations and are categorized as Level 3 in the fair value hierarchy.

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements

For the three months ended March 31, 2023 and 2022

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

17. FINANCIAL INSTRUMENT RISKS (continued)

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

18. SUBSEQUENT EVENTS

I. On April 2, 2023, BCRC entered into a finder's fee agreement with an individual ("Finder"). The Finder is to identify potential mining sites for BCRC. BCRC will pay Finder for its services in two ways: 1) a one-time fee of $5 upon delivery of the first claim notice for a site, and 2) an exploration fee, not exceeding $2,500 calculated as a percentage of Qualifying Exploration and Development Costs ("QEO Costs") paid by BCRC for the site. The exploration fee will be 5% of the first $5,000 of QEO costs and 10% of QEO costs exceeding $5,000.

II. On April 4, 2023, a $30 payment was made pursuant to an amendment to an exploration with option to purchase agreement relating to the Bear Deposit in Nevada.

III. On April 12, 2023, a $50 payment was made as an option payment relating to the Bear Deposit in Nevada.

IV. On April 18, 2023, Blue Copper LLC entered into a lease agreement for mineral and mining rights to the lease property in Montana with a maturity date of April 18, 2044. Blue Copper LLC paid $200 to the lessor upon execution of the lease agreement.

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements

For the three months ended March 31, 2023 and 2022

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

18.   SUBSEQUENT EVENTS (continued)

   V. On April 30, 2023, Blue Copper LLC made the second installment payment of $40 towards a property in Montana, USA.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note to U.S. Investors Regarding Estimates of Measured, Indicated and Inferred Mineral Resources

The Company reports mineral resources on its projects according to Canadian standards, which differ from the requirements of U.S. securities laws. Mineral resource estimates have been prepared in accordance with National Instrument 43-101 - Standards of Disclosure for Mineral Projects ("NI 43-101") and the Canadian Institute of Mining, Metallurgy and Petroleum (the "CIM") - CIM Definition Standards on Mineral Resources and Mineral Reserves, (the "CIM Standards"). The terms "mineral reserve", "proven mineral reserve" and "probable mineral reserve" are Canadian mining terms as defined in accordance with NI 43-101 and the CIM Standards. Mineral property disclosure requirements in the United States (the "U.S. Rules") are governed by subpart 1300 of Regulation S-K of the U.S. Securities Act of 1933, as amended (the "U.S. Securities Act") which differ from the CIM Standards. Pursuant to the U.S. Rules, the SEC recognizes "measured mineral resources," "indicated mineral resources" and "inferred mineral resources." Mineralization described using these terms has a greater amount of uncertainty as to its existence and feasibility than mineralization that has been characterized as reserves. Accordingly, U.S. investors are cautioned not to assume that any measured mineral resources, indicated mineral resources, or inferred mineral resources that the Company reports are or will be economically or legally mineable. Further, "inferred mineral resources" have a greater amount of uncertainty as to their existence and as to whether they can be mined legally or economically. Under Canadian securities laws, estimates of "inferred mineral resources" may not generally form the basis of feasibility or pre-feasibility studies. While the above terms are "substantially similar" to CIM Standards, there are differences in the definitions under the U.S. Rules and the CIM Standards. The mineral resources are estimates and no assurances can be given that the indicated levels of uranium will be produced. By their nature, mineral resource estimates are imprecise and depend, to a certain extent, upon statistical inferences which may ultimately prove unreliable. Any inaccuracy or future reduction in such estimates could have a material adverse impact on the Company.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of applicable United States and Canadian securities legislations ("Forward-Looking Statements"). Forward-Looking Statements reflect the expectations of management and consist of statements that are not only historical fact but also relate to predictions, expectations, belief, plans, projections, objectives, assumptions, future events, or future performance. Forward-Looking Statements may be identified by such terms as "believes", "anticipates", "expects", "estimates", "may", "could", "would", "will", "plan" or similar words. Although the Company believes that such information is reasonable, it can give no assurance that such expectations will prove to be correct. The Company cautions investors that any Forward-Looking Statements provided by the Company is not a guarantee of future results or performance, and that actual results may differ materially from those in Forward-Looking Statements as a result of various estimates, risks, and uncertainties. Readers should not place undue reliance on Forward-Looking Statements. Forward-Looking Statements in this annual report and in documents incorporated by reference herein include, but are not limited to, statements with regard to:

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

Lion Copper and Gold Corp.

Management's Discussion and Analysis

For the three months ended March 31, 2023

Dated: May 15, 2023

(In U.S. dollars)

General

This Management's Discussion and Analysis ("MD&A") of Lion Copper and Gold Corp. and its wholly owned subsidiaries (collectively, "Lion CG" or the "Company"), dated May 15, 2023, should be read in conjunction with the condensed interim consolidated financial statements for the three months ended March 31, 2023 and audited consolidated financial statements year ended December 31, 2022, and related notes thereto which have been prepared in accordance with accounting principles generally accepted in the United States ("US GAAP"). All dollar amounts in this MD&A are United States dollars unless otherwise noted.

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

Charles Travis Naugle, CEO of the Company, is a Qualified Person under National Instrument 43-101 - Standards of Disclosure for Mineral Projects ("NI 43-101"), and has approved the scientific and technical information in this MD&A.

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

The Company prepares its condensed interim consolidated financial statements on a going concern basis, which contemplates that the Company will be able to meet its commitments, continue operations and realize its assets and discharge its liabilities in the normal course of business for at least twelve months from March 31, 2023. The Company has incurred ongoing losses and expects to incur further losses in the advancement of its business activities. For the three months ended March 31, 2023, and March 31, 2022, the Company incurred a net loss of $2,116,000 (2022 - $1,405,000). As at March 31, 2023, the Company had cash of $10,597,000 (December 31, 2022 - $1,365,000), working capital deficit of $65,000 (December 31, 2022 - deficit of $556,000) and an accumulated deficit of $123,787,000 (December 31, 2022 - $121,834,000).

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

Mineral Properties

The following table summarizes the balance of exploration and evaluation assets as at March 31, 2023 and December 31, 2022 and the changes in exploration and evaluation assets for the years then ended.

	Singatse Peak Services				Lion CG	Quaterra Alaska		Blue Copper Resources Corp
(In thousands of U.S dollars)	MacArthur	Yerington	Bear	Wassuk	Chaco Bear & Ashton	Butte Valley	Blue Copper	Groundhog	Blue Copper	Total
	$	$	$	$	$	$	$	$	$	$
Balance December 31, 2021	2,489	1,195	1,532	1,405	-	200	-	-	-	6,821
Acquisition costs	-	-	193	-	602	-	118	-	500	1,413
Assignment of Butte Valley	-	-	-	-	-	(200)	-	-	-	(200)
Transfer to BCRC	-	-	-	-	-	-	(118)	-	118	-
Paid by Rio Tinto	-	-	(150)	-	-	-	-	-	-	(150)
Total additions (disposals) for the year	-	-	43	-	602	(200)	-	-	618	1,063
Balance December 31, 2022	2,489	1,195	1,575	1,405	602	-	-	-	618	7,884
Acquisition costs	-	-	1	-	-	-	-	-	-	1
Paid by Rio Tinto	-	-	(1)	-	-	-	-	-	-	(1)
Total additions (disposals) for the year	-	-	-	-	-	-	-	-	-	-
Balance March 31, 2023	2,489	1,195	1,575	1,405	602	-	-	-	618	7,884

On February 10, 2023, the Company announced the commencement of its 2023 exploration program. The exploration program is composed of 10,000 ft of core drilling, 9,500 ft of reverse circulation drilling and various soil and rock chip sampling programs. The primary exploration targets include the Bear Deposit, MacArthur East, MacArthur Wedge, Mason Pass Prospect, Reno Prospect and Singatse Target.

During the year ended December 31, 2022, the balance of mineral properties increased by $1,063,000. The increase is mainly due to the Company making property acquisition payments pursuant to property option agreements on the Chaco Bear and Ashton property, and the Arnold, Snowbird & Montana property. In addition, the Company transferred its 100% interest in the Blue Copper Project in Montana and its 90% interest in the Groundhog property in Alaska to Blue Copper Resources Corp. ("BCRC”), an entity in which the Company holds 48.8% ownership as of March 31, 2023. Blue Copper Resources also holds a leased interest in the Arnold, Snowbird & Montana property. Additions were offset when the Company entered into a property acquisition agreement to sell and assign its options in the Butte Valley property to Falcon Butte Minerals Corp. (formerly 1301666 B.C. Ltd "Falcon Butte."), as a result the Company derecognized the property value of $200,000.

Total exploration expenditures recorded on the consolidated statement of operations are listed in the tables below:

Exploration expenditures incurred for the three months ended March 31, 2023

	Singatse Peak Services				Lion CG	Blue Copper Resources Corp
(In thousands of U.S dollars)	MacArthur	Yerington	Bear	Wassuk	Chaco Bear & Ashton	Groundhog	Blue Copper	Recon	Nevada	Arizona	Total
	$	$	$	$	$	$	$	$	$	$	$
Property maintenance	8	5	-	-	-	-	44	-	-	-	57
Assay & Labs	-	7	-	-	-	-	-	-	-	-	7
Drilling	196	-	379	-	-	-	-	-	-	-	575
Environmental	5	33	-	-	-	-	-	-	-	-	38
Geophysical surveys	-	-	-	-	-	-	24	52	4	-	80
Technical study	-	378	-	-	-	-	-	-	-	-	378
Field support	-	-	6	-	-	-	66	-	36	7	115
Total expenses incurred	209	423	385	-	-	-	134	52	40	7	1,250
Total Expenditures funded by Rio Tinto	(209)	(423)	(385)	-	-	-	-	-	-	-	(1,017)
Total Expenditures funded by Lion CG	-	-	-	-	-	-	134	52	40	7	233

Exploration expenditures incurred for the three months ended March 31, 2022

	Singatse Peak Services				Quaterra Alaska

(In thousands of U.S dollars)	MacArthur	Yerington	Bear	Wassuk	Groundhog	Butte Valley	Blue Copper	Total
	$	$	$	$	$	$	$	$
Property maintenance	-	-	-	-	-	2	62	64
Assay & Labs	36	-	-	-	-	-	-	36
Environmental	25	48	-	-	-	-	-	73
Geological & mapping	-	-	-	-	-	-	15	15
Geophysical surveys	26	1	5	-	-	11	16	59
Technical study	258	-	-	-	-	-	-	258
Field support	3	11	-	-	8	9	37	68
Total expenses incurred	348	60	5	-	8	22	130	573
Total Expenditures funded by Rio Tinto	-	-	-	-	-	-	-	-
Total Expenditures funded by Lion CG	348	60	5	-	8	22	130	573

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

On January 13, 2023, the Company received $7,500,000 from Rio Tinto representing $5,000,000 for Stage 2 and an advance of $2,500,000 for Stage 3 Programs of Work. During the three months ended March 31, 2023, the Company incurred expenditures of $1,423,000 in connection with the work program.

The funds incurred in connection with this work program were offset against additions to mineral properties and general expenditures as follows:

(In thousands of U.S dollars)
Balance December 31, 2021	-
Proceeds received	4,000

Funds applied to capitalized mineral property expenditures	(150)

Funds applied to exploration expenditures:
Property maintenance	(287)
Assay & labs	(66)
Drilling	(915)
Environmental	(692)
Geological & mapping	(1)
Technical study	(495)
Field support & other	(630)

Funds applied to general operating expenditures	(151)
Balance December 31, 2022	613

Proceeds received	7,500

Funds applied to capitalized mineral property expenditures	(1)

Funds applied to prepaid expenses	(100)

Funds applied to exploration expenditures:
Property maintenance	(13)
Assay & labs	(7)
Drilling	(575)
Environmental	(38)
Technical study	(378)
Field support & other	(6)

Funds applied to general operating expenditures	(305)
Balance March 31, 2023	6,690

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

On February 24, 2022, the Company filed a technical report titled “Mineral Resource Estimate” for its MacArthur Project, which can be found on the SEDAR website at www.sedar.com and on the Company’s website. Refer to Mineral Resource Estimate below for a summary of the report.

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

Outstanding payments to keep the five option agreements current are as follows, by year:

  $231,000 due in 2023;
  $81,000 due in 2024
  $51,000 due in years 2025 to 2028.

Outstanding consideration payments under the five option agreements are as follows:

  $1,250,000 for Taylor, purchase option expiring April 4, 2025.
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

Pursuant to the agreement, Lion CG's 100% owned subsidiary Quaterra Alaska will be granted an equity position in Falcon Butte. In addition, Quaterra Alaska maintained a 1.5% NSR on each of the Butte Valley optioned properties, which is subject to a buy-down to a 1.0% NSR in exchange for a payment of $7,500,000 per property.

On April 5, 2022, the Company completed the assignment of the two option agreements for the Butte Valley Property.

On April 13, 2022, the Company amended the assignment agreement. Pursuant to the addendum Falcon Butte had the option to pay a total of $500,000 in exchange for a 0.5% buy-down and retirement of certain NSRs held by the Company. During the year ended December 31, 2022, the full consideration of $500,000 was received.

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

In addition, commencing on January 31, 2022, and on January 31 of each year thereafter during the Option Period, Lion CG shall pay the following option maintenance fees to Houston: (a) CAD$60,000 in respect of the Chaco Bear Property; and (b) CAD$40,000 in respect of the Ashton Property. The maintenance fee for the year ended December 31, 2023 has not been paid as of March 31, 2023 and the Company has until June 4, 2023 to procure the maintenance fee.

Lion CG funded an initial work program in 2021 of CAD$200,000 on the properties in consideration for the grant of the option, and on March 16, 2022, the transaction was closed. The Company may exercise the Option for a period of up to ten years to acquire (i) the Chaco Bear property by paying CAD$1,500,000 to Houston, in cash or in common shares of the Company at the Company's option; and/or (ii) the Ashton Property by paying CAD$1,000,000 to Houston in cash or in common shares of the Company at the Company's option, and in either case common shares will be valued using the volume weighted average trading price of the Company's common shares for the twenty trading day period ending three trading days prior to the date of issuance of such Lion CG shares, with such cash payments being subject to a discount of between 5% and 15% based on the timing of exercise and cumulative exploration expenditures incurred as at the time of exercise. Houston will retain a 2.5% net smelter returns royalty on any of the Properties for which an Option has been exercised by the Company.

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

As a part of the Blue Copper Prospect transaction, on February 14, 2022 the Company issued 1,500,000 common shares to the principals of Four O Six Mining & Exploration LLC.

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

Recon, Nevada, and Arizona

During the three months ended March 31, 2023, the Company, through Blue Copper Resources Corp, incurred $99,000 in evaluation expenditures on these properties in order to determine whether they warranted further pursuit.

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

On April 27, 2022, the Company TSX Venture Exchange approved the Company's Option to Earn-in Agreement with Rio Tinto America Inc.

On May 15, 2022, Rio Tinto approved the Stage 1 Work Program and provided $4,000,000 to the Company for the development of the Mason Valley projects, which has been completed as of December 31, 2022. The remaining funds of the $4,000,000 will be spent per agreement with Rio Tinto in 2023 for Stage 2. On January 5, 2023, the Company announced the completion of Stage 1 Program of Work. Subsequently, on March 20, 2023, the Company and Rio Tinto formally agreed to proceed with the stage 2 Program of Work

Performance Highlights

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

o Trench 1 includes 20 ft of 0.70% TCu and 90 ft of 0.34% TCu, and averages 0.14% TCu over 390 ft (from 50 to 440 ft).

o Trench 2 includes 50 ft of 0.20% TCu, and averages 0.08% TCu over 358 ft (from 50 to 408 ft).

The four trenches that reached bedrock all encountered copper oxide mineralization. On May 12, 2022, the Company initiated the Project environmental permitting process with the U.S. Bureau of Land Management, a first step in formalizing the Company’s permitting efforts.

The Company delivered a bulk metallurgical sample to Rio Tinto's NutonTM labs, where comprehensive metallurgical testing and optimization studies are being undertaken on oxide, transitional and sulphide material sourced from both the MacArthur and Yerington deposits.

On January 13, 2023, the Company reached an agreement with Rio Tinto on the scope of the Stage 2 Program of Work. As a result, the Company received $7,500,000, comprising of $5,000,000 for Stage 2 work and $2,500,000 as an immediate advance on part of the Stage 3 financing.

On March 20, 2023, the Company and Rio Tinto agreed on the detailed scope for the Stage 2 and Stage 3 programs of work as described as follows.

Stage 2 Program of Work

In January 2023, the Company commenced on the Stage 2 Work Program which includes the following scopes:

• Project Permitting and Baseline Studies

o MacArthur Exploration Plan of Operations Update

o Water resource characterization (surface and groundwater)

o Geochemical characterization

o Wildlife baseline

o Stakeholder engagement

o Permitting Plan / strategy development

o Mine Plan of Operations / Reclamation Plan for a mining operation

• Engineering Studies

o Yerington PEA

o Yerington Pit Dewatering Scoping Study

o Pyrite Source Options Review

o Mining Study of Yerington Pit

o Project Risk Assessment

o Commence Yerington Front End Engineering Design

o Third Party Engineering Review supporting PEA

Stage 3 Exploration Program of Work

The exploration program is composed of 10,000 ft of core drilling, 9,500 ft of reverse circulation drilling and various soil and rock chip sampling programs.

Primary exploration targets include:

• Bear Deposit

• MacArthur East

• MacArthur Wedge

• Mason Pass Prospect

• Reno Prospect

• Singatse Target

The Stage 3 exploration program commenced drilling activities at site on February 21, 2023 with assay results expected later in the year.

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

2. Mr. Herbert E. Welhener, MMSA-QPM, an employee of Independent Mining Consultants, Inc. is the Qualified Person for this specific Mineral Resource estimate.

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

Under the terms of the Purchase and Sale Agreement, Desert Pearl made a $1,000,000 initial payment to the Company on March 5, 2021. On May 26, 2022, the company announced it had reached an amicable agreement with Desert Pearl Farms to terminate the contract on the sale of the Company's water rights. As a consequence of the termination, the Company will recover the water permit designated for mining and milling use. The $1,000,000 deposit was returned to Desert Pearl Farms. This water permit is currently subject to court proceedings and settlement discussions between the Company and the State of Nevada, as discussed in the following paragraph.

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

Investment in Associate

On April 5, 2022, the Company received 16,049,444 shares in Falcon Butte Minerals Corp. (formerly 1301666 BC Ltd., "Falcon Butte"), a private British Columbia company established to acquire mineral resource properties, in connection with a property acquisition agreement to assign the Company's options to acquire the Butte Valley property. At the time of acquisition, the 16,049,444 shares represented 25.54% of shares outstanding, and as at December 31, 2022, the Company's share ownership was reduced to 19.44%. The Company and Falcon Butte have common directors and managerial personnel, as such, management has assessed that the Company has significant influence over Falcon Butte and that the investment should be accounted for using the equity method of accounting.

The opening balance of the investment was determined to be $1,906,000 ($2,374,000 CAD) which represents the fair value of the shares received. The value of the shares was determined based on Falcon Butte's financing that closed concurrently with the property acquisition. The Company's share of net loss for the period from acquisition on April 5, 2022 to December 31, 2022 and from January 1, 2023 to March 31, 2023 was $389,000 and $26,000, respectively. The portion of net loss attributable to the Company was determined using the weighted average percentage of voting rights held by the Company throughout the period.

On December 8, 2022, the Company transferred 116,071 shares of Falcon Butte to the CEO of the Company, pursuant to amended terms of the CEO's employment agreement. The cost value of the shares associated with the transfer was determined to be $13,000 and a gain of $19,000 was recorded on the transaction.

On February 24, 2023, the Company transferred 116,071 shares of Falcon Butte to the CEO of the Company, pursuant to amended terms of the CEO's employment agreement. The cost value of the shares associated with the transfer was determined to be $11,000 and a gain of $22,000 was recorded on the transaction.

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

On March 2, 2023, Blue Copper Resources Corp completed a financing through a private placement, raising US$2,000,000 by issuing 23,809,524 units at a price of US$0.084 per unit. Each unit consists of one common share and one common share purchase warrant exercisable at $0.15 for 1 year. In addition, the private placement was considered a "triggering event" for Simple Agreements for Future Equity ("SAFE Notes"). BCRC had previously raised $867,500 in SAFE Notes, and were converted into equity of BCRC, resulting in BCRC issuing an additional 21,629,382 common shares.

After the events described above, the Company held 57,513,764 common shares out of 117,952,674 shares issued and outstanding, representing 48.8% ownership on a Non-Diluted Basis. Management has determined that control over BCRC exists as at March 31, 2023.

Simple Agreement for Future Equity

During the year ended December 31, 2022, Blue Copper Resources Corp. raised $197,500 with a valuation cap of $1,450,000 and $569,000 with a valuation cap of $4,120,000, respectively, by entering into Simple Agreement for Future Equity Notes with several parties. The valuation cap provides the basis for the price at which the SAFE notes are converted into common stock of BCRC. The SAFE Notes resulted in cash proceeds to the Company in exchange for the right to stock of the Company, or cash at a future date in the occurrence of certain events, as follows:

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

The SAFE notes were classified as liabilities pursuant to ASC 480 as certain redemptions are based upon the occurrence of certain events that are outside of the control of the Company and were measured at fair value at each reporting period, with changes in fair value recorded within the Consolidated Statements of Operations.

On March 2, 2023, as a result of the closing of an equity financing, the SAFE notes were converted into 21,629,382 common shares valued at $1,536,000.

Proposed Transactions

The Company has no proposed transactions other than as disclosed in this MD&A.

Results of Operations

The following table summarizes the Company's financial results for the three months ended March 31, 2023, and 2022.

Three months ended March 31, (In thousands of U.S dollars)	2023 $	2022 $	Change $	Change %
Operating expenses
Exploration expenditures	1,250	573	677	118
Rio Tinto Deposit	(1,322)	-	(1,322)	(100)
General Office	41	10	31	310
Interest	83	-	84	100
Insurance	11	5	6	120
Investor Relations	6	14	(8)	(57)
Professional fees	242	203	39	19
Rent	4	3	1	33
Salaries and benefits	341	320	21	7
Share-based payments	95	286	(191)	(67)
Transfer agent and regulatory	45	35	10	29
Travel	9	2	7	350
Operating loss	(805)	(1,451)

Fair value gain (loss) on derivative liabilities	(940)	37	(977)	(2,641)
Foreign exchange gain (loss)	-	9	(9)	(100)
Gain on transfer of shares	22	-	22	100
Accretion expense	(74)	-	(74)	(100)
Share of loss in associate	(26)	-	(26)	(100)
Interest and other income	12	-	12	(100)
Loss on revaluation of SAFE notes	(305)	-	(305)	(100)
Loss and comprehensive loss	(2,116)	(1,405)

For the three months ended March 31, 2023, the Company incurred a net loss of $2,116,000 compared to a net loss of $1,405,000 in the prior period. The increase in net loss of $711,000 is primarily due to the loss recognized on the change in fair value of the derivative liabilities of $940,000 compared to a gain of $37,000 in the prior period. The Company also recognized $74,000 in accretion expense for the three months ended March 31, 2023 for the accretion of convertible debt which did not exist during the three months ended March 31, 2022. Furthermore, the Company recorded a loss on the revaluation of the SAFE notes of $305,000 during the three months ended March 31, 2023 which were not present during the three months ended March 31, 2022.

The increase in net loss is partially offset by the following:

  Decrease in share-based payments of $191,000 due to fewer stock options granted in the three months ended March 31, 2023 compared to the prior period.
  Rio Tinto funded $1,322,000 in exploration and general expenditures during the three months ended March 31, 2023 and $nil funded by Rio Tinto during the three months ended March 31, 2022.

Summary of Quarterly Financial Information

For the three months ended March 31, 2023, the Company incurred a net loss of $2,116,000 compared to a net loss of $1,133,000 during the three months ended December 31, 2022. The increase in net loss is primarily due to the loss recognized on the change in fair value of the derivative liabilities of $940,000, compared to the gain of $377,000 recognized for the three months ended December 31, 2022. This is partially offset with a decrease in the share of loss of investment in associate as a result of significantly fewer expenses incurred in the quarter for Falcon Butte compared to the previous quarter. See Performance Highlights for further details.

The following table sets out the quarterly financial information for each of the last eight quarters:

(In thousands of U.S dollars except for per share amount)	Q1'23	Q4'22	Q3'22	Q2'22	Q1'22	Q4'21	Q3'21	Q2'21
General administration	(877)	(515)	(1,001)	(796)	(878)	(943)	(676)	(1,116)
Fair value (loss) gain on derivative liabilities	(940)	377	17	(2)	37	(31)	84	(38)
Foreign exchange gain (loss)	-	(11)	12	3	9	(38)	31	15
Other Income	12	-	-	-	-	-	8	-
Loss on settlement of convertible notes	-	-	-	-	-	-	-	-
Gain on transfer of shares	22	19	-	-	-	-	-	-
Gain on settlement of debt	-	-	14	6	-	-	-	-
Accretion	(74)	(57)	(47)	(4)	-	-	-	-
Gain on sale of Butte Valley	-	-	-	2,207	-	-	-	-
Loss on revaluation of SAFE notes	(305)	(364)	-	-	-	-	-	-
NSR buy-down	-	-	250	250	-	-	-	-
Share of loss of investment in associate	(26)	(316)	(42)	(31)	-	-	-	-
Exploration Expenditures	(1,250)	(1,370)	(1,002)	(1,357)	(573)	(1,733)	(1,019)	(826)
Rio Tinto Deposit	1,322	1,104	889	1,244	-	-	-	-
Gain (loss) on marketable securities	-	-	-	-	-	(9)	(70)	397
Net loss	(2,116)	(1,133)	(910)	1,520	(1,405)	(2,754)	(1,642)	(1,568)
Basic income (loss) per share	(0.01)	(0.00)	(0.00)	0.00	(0.01)	(0.01)	(0.01)	(0.01)

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

The following table summarizes the Company's cash flows for the three months ended March 31, 2023, and 2022:

(In thousands of U.S dollars)	Three months ended March 31, 2023	Three months ended March 31, 2022
Cash used in operating activities	$5,826	$(601)
Cash provided by (used in) investing activities	-	(42)
Cash provided by financing activities	3,406	-
Increase (decrease) in cash	9,232	(643)
Cash, beginning of period	1,365	842
Cash, end of period	$10,597	$199

As at March 31, 2023, the Company had cash of $10,597,000 (December 31, 2022 - $ 1,365,000) and working capital deficit of $65,000 (December 31,2022 - deficit of $556,000). The increase in working capital of $491,000 is primarily due to the conversion of the SAFE notes which decreased current liabilities by $1,536,000 and the completion of Blue Copper Resources Corp's equity financing of $2,000,000. This is partially offset by an increase of accounts payable and accrued liabilities of $380,000 and reclassification of $1,996,000 in convertible debentures from long term to current.

As of March 31, 2023, the Company had convertible debentures with a face value of $3,306,000 and a carrying value of $2,809,000.

The first two tranches of the debentures bear interest at a rate of 14% per annum and mature on February 17, 2024, and March 8, 2024 and are convertible into shares of the Company at $0.067 ($0.085 CAD) per share until June 17, 2023 and July 8, 2023, and thereafter at $0.078 ($0.10 CAD) per share. The holder also has the option to elect at any time prior to the election date to be repaid by way of shares the Company owns of Falcon Butte at the rate of $0.25 per Falcon Butte share.

The third tranche of the debentures bear interest at a rate of 14% per annum and matures on November 2, 2024 and are convertible into shares of the Company at $0.070 ($0.095 CAD) per share until January 2, 2024, and thereafter at $0.074 ($0.10 CAD) per share. The holder also has the option to elect at any time prior to the election date to be repaid by way of shares the Company owns of Falcon Butte at the rate of $0.28 per Falcon Butte share.

The Company has no operating revenues and therefore must utilize its cashflows from financing transactions to maintain its capacity to meet ongoing operating activities.

Related Party Information

The Company's related parties include its directors and officers whose remuneration was as follows, subject to change of control provisions for officers:

(In thousands of U.S dollars)	Three months ended March 31, 2023	Three months ended March 31, 2022
Salaries (1)	$115	$138
Director's fees (2)	21	13
Share-based payments (3)	69	13
Interest on convertible debenture (4)	39	-
	$244	$164

(1) Charles Travis Naugle, CEO - $63 (2022 - $63); Stephen Goodman, President, CFO and Corporate Secretary - $52 (2022 - $50); Thomas Patton, Director - $Nil (2022 - $25).

(2) Thomas Pressello, Director - $21 (2022 - $13).

(3) Charles Travis Naugle, CEO - $35 (2022 - $Nil); Stephen Goodman, President, CFO and Corporate Secretary - $35(2022 - $Nil);Thomas Pressello, Director - $Nil (2022 - $6); Tony Alford, Director - $Nil (2022 - $7).

(4) Charles Travis Naugle, CEO - $6 (2022 - $Nil); Tony Alford, Director - $30 (2022 - $Nil); Ekaterina Naugle, spouse of the CEO - $1 (2022 - $Nil); Stephen Goodman, President, CFO and Corporate Secretary $1 (2022 - Nil); Thomas Pressello, Director - $1 (2022 - $Nil)

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

b) On November 1, 2022, the Company amended an employment agreement with the CEO of the Company. The CEO will continue to receive remuneration of $250,000, however, 52% of the salary will be paid in shares of Falcon Butte. The deemed price will be equal to the greater of $0.28 per share and the latest cash financing price raised by Falcon Butte. On November 1, 2022, $32.5 of the annual salary was converted to Falcon Butte shares and on February 1, 2023, $32.5 were converted to Falcon Butte shares. The payment terms are applicable for six months beginning November 1, 2022, and these payment terms can be extended on a quarterly basis.

As a result, for the three months ended March 31, 2023, the CEO of the Company was paid as follows:

  $30,000 in cash
  $32,500 in Falcon Butte shares.

As at March 31. 2023, there was $10,833 in prepaid expenses to the CEO of the Company relating to wages paid during the period for services subsequent to period end.

c) During the three months ended March 31, 2023, Tony Alford (director), Charles Travis Naugle (CEO), and Stephen Goodman (CFO) subscribed for $1,000,000, $120,000, and $15,000 respectively of unsecured convertible debentures. The debentures bear interest at a rate of 14% per annum and mature on November 2, 2024 and are convertible into shares of the Company at $0.070 ($0.095 CAD) per share until January 2, 2024 and thereafter at $0.074 ($0.10 CAD) per share. During the three months ended March 31, 2023, the Company accrued $39,000 in interest related to the newly issued convertible debentures as well as convertible debentures issued during the year ended December 31, 2022.

Outstanding Share Information at Date of Report

Authorized: Unlimited number of common shares

Number of common shares issued and outstanding as of the date of the MD&A: 309,567,975

Number of stock options outstanding as of the date of the MD&A: 29,964,283

Number of warrants outstanding as of the date of the MD&A: 119,626,027

Number of restricted share units outstanding as of the date of the MD&A: 5,333,334

As of March 31, 2023 and the date of the MD&A, the number of stock options outstanding and exercisable were:

Expiry date	Exercise price (CAD)	Number of options outstanding	Remaining contractual life in years	Number of options exercisable
September 20, 2023	0.06	1,470,000	0.47	1,470,000
June 21, 2024	0.07	1,900,000	1.23	1,900,000
August 8, 2024	0.06	500,000	1.36	500,000
June 20, 2025	0.08	2,450,000	2.22	2,450,000
August 18, 2025	0.072	2,394,283	2.39	2,394,283
June 18, 2026	0.25	3,950,000	3.22	3,950,000
September 17, 2026	0.11	4,500,000	3.47	4,500,000
October 21, 2026	0.09	2,700,000	3.56	2,700,000
December 12, 2026	0.12	750,000	3.70	750,000
May 25, 2027	0.085	9,000,000	4.15	9,000,000
March 2, 2028	0.095	350,000	4.93	350,000
Outstanding at the date of the MD&A		29,964,283		29,964,283

As of December 31, 2022, the number of stock options outstanding and exercisable were:

Expiry date	Exercise price (CAD)	Number of options outstanding	Remaining contractual life in years	Number of options exercisable
September 20, 2023	0.06	1,470,000	0.72	1,470,000
June 21, 2024	0.07	1,900,000	1.47	1,900,000
August 8, 2024	0.06	500,000	1.61	500,000
June 20, 2025	0.08	2,450,000	2.47	2,450,000
August 18, 2025	0.072	2,394,283	2.63	2,394,283
June 18, 2026	0.25	3,950,000	3.47	3,950,000
September 17, 2026	0.11	4,500,000	3.72	4,500,000
October 21, 2026	0.09	2,700,000	3.81	2,700,000
December 12, 2026	0.12	750,000	3.95	750,000
May 25, 2027	0.085	9,000,000	4.40	9,000,000
Outstanding, March 31, 2023		29,614,283		29,614,283

The following table summarizes warrants outstanding as of the date of the MD&A, as at March 31, 2023 and December 31, 2022:

Expiry date	Currency	Exercise price	Date of MD&A	March 31, 2023	December 31, 2022
August 28, 2022	USD	0.05	-	-	-
September 20, 2022	CAD	0.065	-	-	-
September 13, 2024	USD	0.10	26,488,733	26,488,733	26,488,733
September 27, 2024	USD	0.10	13,152,909	13,152,909	13,152,909
October 21, 2024	USD	0.10	31,672,632	31,672,632	31,672,632
February 17, 2024	USD	0.067	16,044,774	16,044,774	16,044,774
March 8, 2024	USD	0.067	13,805,964	13,805,964	13,805,964
November 2, 2024	USD	0.070	18,461,015	18,461,015	-
Outstanding			119,626,027	119,626,027	101,165,012

The following table summarizes Restricted share units outstanding as of the date of the MD&A, as of March 31, 2023 and December 31, 2022:

Grant Date	Date of MD&A	March 31, 2023	December 31, 2022
June 3, 2022	5,333,334	5,333,334	5,333,334
Outstanding	5,333,334	5,333,334	5,333,334

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

Subsequent Events

I. On April 2, 2023, BCRC entered into a finder's fee agreement with an individual ("Finder"). The Finder is to identify potential mining sites for BCRC. BCRC will pay Finder for its services in two ways: 1) a one-time fee of $5,000 upon delivery of the first claim notice for a site, and 2) an exploration fee, not exceeding $2,500,000 calculated as a percentage of Qualifying Exploration and Development Costs ("QEO Costs") paid by BCRC for the site. The exploration fee will be 5% of the first $5,000,000 of QEO costs and 10% of QEO costs exceeding $5,000,000.

II. On April 4, 2023, a $30,000 payment was made pursuant to an amendment to an exploration with option to purchase agreement relating to the Bear Deposit in Nevada.

III. On April 12, 2023, a $50,000 payment was made as an
option payment relating to the Bear Deposit in Nevada.

IV. On April 18, 2023, Blue Copper LLC entered into a lease agreement for mineral and mining rights to the lease property in Montana with a maturity date of April 18, 2044. Blue Copper LLC paid $200,000 to the lessor upon execution of the lease agreement.

V. On April 30, 2023, Blue Cooper LLC made the second installment payment of $40,000 towards a property in Montana, USA.

Off - Balance Sheet Arrangements

The Company has not entered any off-balance sheet arrangements.

Initial adoption of new accounting standards

Adoption of new accounting standards have been disclosed in Note 3 of the Company's consolidated financial statements for the year ended December 31, 2022 and to the condensed interim consolidated financial statements for the three months ended March 31, 2023.

Significant Accounting Policies

The condensed interim consolidated financial statements for the three months ended March 31, 2023 have been prepared in accordance with U.S. GAAP.

See Note 3 to the condensed interim consolidated financial statements for significant accounting policies used in the preparation of the consolidated financial statements.

Critical Accounting Judgements and Key Sources of Estimation Uncertainty

The preparation of these condensed interim consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the application of policies, reported amounts and disclosures. By their nature, these estimates and judgments are subject to uncertainty and the effect on these consolidated financial statements of changes in such estimates in future periods could be significant. Actual results could differ from those estimates.

See Note 3 to the condensed interim consolidated financial statements for critical accounting judgements and estimates used in the preparation of the consolidated financial statements.

Changes in Accounting Policies

The Consolidated Financial Statements for the year ended December 31, 2022 are the first the Company has prepared in accordance with U.S. GAAP. The Company previously prepared its financial statements, up to and including nine months ended September 30, 2022, in accordance with International Financial Reporting Standards.

Accordingly, the Company has prepared financial statements that comply with U.S. GAAP applicable as at March 31, 2023, and December 31, 2022, together with the comparative period data for the three months ended March 31, 2022. The most significant change in accounting policy is as follows:

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure controls and procedures

The Company's management is responsible for establishing and maintaining adequate disclosure controls and procedures. The Company's management, including our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based on that evaluation, the principal executive officer and principal financial officer concluded that as of the end of the period covered by this report, the Company has maintained effective disclosure controls and procedures in all material respects, including those necessary to ensure that information required to be disclosed in reports filed or submitted with the SEC (i) is recorded, processed, and reported within the time periods specified by the SEC, and (ii) is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow for timely decision regarding required disclosure.

Changes in Internal Control

There have been no changes in internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not aware of any material current, pending, or threatened litigation with respect to the Company.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 2, 2023, Lion Copper and Gold Corp. closed a non-brokered private placement of unsecured convertible debentures ("Debentures") for gross proceeds of US$1,306,172. The Debentures bear interest at the rate of 14% per annum and mature on November 2, 2024. The Debentures may be converted into shares of the Company at US$0.07 per share until January 2, 2024, and thereafter at US$0.074 per share. The holder has the option to elect to be repaid in kind at any time prior to maturity of the Debentures by way of shares the Company owns of Falcon Butte Minerals Corp., or its successor, (the "Falcon Butte Shares") at the rate of US$0.28 per Falcon Butte Share, subject to adjustment, provided that any Debenture held by an insider of the Company requires prior stock exchange approval prior to being repaid in kind. Interest accrued on all or any portion of the Debentures being converted by the holder may also be converted into Common Shares at the option of the Debenture holder at the time of conversion at a conversion price equal to the market price as at the date of conversion. Interest accrued on all or any part of the Debentures being converted by the holder may also be converted into Falcon Butte Shares at the option of the holder at an agreed price of US$0.28 per Falcon Butte Share. Any interest conversion will be subject to the Company obtaining the prior approval of the TSX Venture Exchange.

In connection with the sale of the Debentures, the Company issued to the purchasers one detachable warrant (a "Warrant") for every US$0.07 of principal amount of the Debentures subscribed for. The Company issued 18,461,015 Warrants in connection with the Debenture financing. Each Warrant entitles the holder to acquire a common share of the Company at a price of US$0.07 for a period of 20 months from the closing date.

The securities were sold to three accredited investors pursuant to Rule 506 of Regulation D and to one non-US person pursuant to Regulation S under the United States Securities Act of 1933, as amended. The proceeds of the Debenture financing will be used for general working capital.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures

The Company has no active mining operations or dormant mining assets currently and has no outstanding mine safety violations or other regulatory safety matters to report.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

31.1	Certification of the Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934 (filed herewith)

31.2	Certification of the Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934 (filed herewith)

32.1	Section 1350 Certification of the Principal Executive Officer (filed herewith)

32.2	Section 1350 Certification of the Principal Financial Officer (filed herewith)

101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2023

LION COPPER AND GOLD CORP. (Registrant)

By:	/s/ Charles Travis Naugle
Principal Executive Officer

By:	/s/ Stephen Goodman
Principal Financial Officer