Form 10-Q
period 2023-06-30
LION COPPER & GOLD CORP.
filed 2023-08-14
CIK 1339688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

143 S Nevada St., Yerington, NV 89447

(Address of principal executive offices) (Zip Code)

(778) 898-0057

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

Large accelerated filer [  ] Accelerated filer [  ]  Non-accelerated filer [  ]
Smaller reporting company [ X ] Emerging growth company [ X ]

If anemerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ] No [ X ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of August 14, 2023, the registrant's outstanding common stock consisted of 309,567,975 shares.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Lion Copper and Gold Corp.

Condensed Interim Consolidated Financial Statements

For the three and six months ended June 30, 2023 and 2022

(Expressed in thousands of U.S. Dollars)

Lion Copper and Gold Corp.

Condensed Interim Consolidated Balance Sheets

As at June 30, 2023 and December 31, 2022

(Unaudited - In thousands of U.S. Dollars)

	Note	June 30, 2023	December 31, 2022

ASSETS

Current assets
Cash		$7,117	$1,365
Other receivables		5	7
Prepaid and deposit		137	56
		7,259	1,428
Mineral properties	4,14	7,542	7,884
Reclamation bonds		22	23
Investment in associate	5	1,489	1,504
Total assets		$16,312	$10,839

LIABILITIES

Current liabilities
Accounts payable		$464	$232
Accrued liabilities		22	4
Rio Tinto Deposit	6	4,326	613
SAFE Notes	10	-	1,131
Derivative liabilities	8	51	4
Convertible Debentures - current	8,9,13	2,123	-
		6,986	1,984
Convertible debentures - long term	8,9,13	922	1,874
Total liabilities		7,908	3,858

Stockholders' equity
Share capital, No par value, unlimited common shares authorized; 309,567,975 issued and outstanding (2022 - 309,567,975)	11	105,384	105,384
Additional paid-in capital	12	22,907	23,043
Deficit		(123,362)	(121,834)
Non-controlling interest	7	3,475	388
Total stockholders' equity		8,404	6,981
Total liabilities and stockholders' equity		$16,312	$10,839

NATURE OF OPERATIONS AND GOING CONCERN (Note 1)

COMMITMENTS (Note 15)

CONTINGENCIES (Note 16)

SUBSEQUENT EVENTS (Note 18)

Approved on behalf of the Board of Directors on August 14, 2023:

/s/ "Travis Naugle"	/s/ "Stephen Goodman"
Chief Executive Officer	President & Chief Financial Officer

The accompanying notes form an integral part of these condensed interim consolidated financial statements.

Lion Copper and Gold Corp.

Condensed Interim Consolidated Statements of Operations and Comprehensive Loss
For the three and six months ended June 30, 2023 and June 30, 2022
(Unaudited - In thousands of U.S. Dollars, except for shares and per share amounts)

		Three months ended June 30,		Six months ended June 30,
	Note	2023	2022	2023	2022

Operating expenses
Exploration expenditures	4	$2,159	$1,339	$3,409	$1,912
Rio Tinto Deposit		(2,250)	(1,669)	(3,572)	(1,669)
General office		41	65	82	75
Interest		116	5	199	5
Insurance		23	20	34	25
Investor relations and corporate development		-	15	6	29
Professional fees		399	220	641	423
Rent		4	4	8	7
Salaries and benefits	13	333	199	674	519
Share-based payments	12,13	(231)	409	(136)	695
Transfer agent and regulatory		19	37	64	72
Travel		19	28	28	30
Operating loss		(632)	(672)	(1,437)	(2,123)

Non-operating Income/(expenses)
Fair value (loss) gain on derivative liabilities	8	1,421	(2)	481	35
Foreign exchange gain		-	3	-	12
Gain on settlement of debt	5	-	6	-	6
Accretion expense	9	(121)	(4)	(195)	(4)
Gain on sale of Butte Valley	4,11	-	2,207	-	2,207
Gain on transfer of shares	5	-	-	22	-
NSR buy-down	4,11	-	250	-	250
Loss on revaluation of SAFE notes	10	-	-	(305)	-
Share of loss in associate	5	22	(31)	(4)	(31)
Interest and other income		51	-	63	-
Impairment of mineral properties	4	(602)	-	(602)	-
		771	2,429	(540)	2,475
Net income (loss) and comprehensive income (loss) for the period		$139	$1,757	$(1,977)	$352

Net income (loss) and comprehensive income (loss) attributed to:
Stockholders of the Company		$425	$1,757	$(1,528)	$352
Non-controlling interest	7	$(286)	$-	$(449)	$-

Income (loss) per share, basic and diluted		$0.00	$0.01	$(0.00)	$0.00

Weighted average number of shares outstanding - basic		309,567,975	303,939,578	309,567,975	299,920,423
Weighted average number of shares outstanding - diluted		313,356,224	305,190,195	309,567,975	301,596,321

The accompanying notes form an integral part of these condensed interim consolidated financial statements.

Lion Copper and Gold Corp.

Condensed Interim Consolidated Statements of Changes in Equity
For the six months ended June 30, 2023 and year ended December 31, 2022
(Unaudited - In thousands of U.S. Dollars, except for shares)

	Notes	Common shares	Share capital	Additional paid-in capital	Deficit	Non-controlling interest	Total stockholders' equity
Balance at December 31, 2021		293,806,611	$104,340	$22,012	$(120,018)	$-	$6,334
Shares issued for mineral properties	4,11	9,500,000	625	-	-	-	625
Shares issued to settle debt	11	2,928,031	181	-	-	-	181
Shares issued for warrants exercised	11,12	2,000,000	149	(49)	-	-	100
BCRC issuance of preferred shares	4, 7	-	-	-	-	500	500
Grant of RSUs	11,12	1,333,333	93	-	-	-	93
Share issuance costs		-	(4)	-	-	-	(4)
Share-based payments	12	-	-	1,080	-	-	1,080
Net loss for the year		-	-	-	(1,816)	(112)	(1,928)
Balance at December 31, 2022		309,567,975	$105,384	$23,043	$(121,834)	$388	$6,981

Balance at December 31, 2022		309,567,975	$105,384	$23,043	$(121,834)	$388	$6,981
Share-based payments	12	-	-	(136)	-	-	(136)
Issuance of common shares of BCRC	7	-	-	-	-	3,536	3,536
Net loss for the period		-	-	-	(1,528)	(449)	(1,977)
Balance at June 30, 2023		309,567,975	$105,384	$22,907	$(123,362)	$3,475	$8,404

The accompanying notes form an integral part of these condensed interim consolidated financial statements.

Lion Copper and Gold Corp.

Condensed Interim Consolidated Statements of Cash Flow
For the six months ended June 30, 2023 and 2022
(Unaudited - In thousands of U.S. Dollars)

	For the six months ended June 30,
	2023	2022

Cash flows provided (used) in operating activities
(Loss) income for the period	$(1,977)	$352
Non-cash transactions:
Interest expense	199	5
Accretion expense	195	4
Gain on settlement of debt	-	(6)
Fair value loss (gain) on derivative liabilities - warrants	(481)	(35)
Gain on Sale of Butte Valley	-	(2,207)
Gain on transfer of investment shares	(22)	-
Share of loss of investment in associate	4	31
Wages settled through transfer of investment shares	33	-
Share-based payments	(136)	695
Loss on revaluation of SAFE notes	305	-
Impairment of mineral properties	602	-

Changes in operating assets and liabilities:
Other receivables	2	(30)
Trade payables and other liabilities	16	(5)
Prepaid and deposit	(81)	(758)
Rio Tinto deposit	3,946	2,281
Net cash provided by operating activities	2,605	327

Cash flows used in investing activities
Capitalized expenditures on mineral properties	(260)	(61)
Sale of Butte Valley	-	500
Reclamation bond	1	7
Net cash provided (used) in investing activities	(259)	446

Cash flows provided by financing activities
Proceeds from convertible debentures	1,306	1,075
Exercise of Warrants	-	100
Proceeds from SAFE notes	100	-
BCRC - Proceeds from private placement	2,000	-
Net cash provided by financing activities	3,406	1,175
Increase in cash	5,752	1,948
Cash, beginning of period	1,365	842
Cash, end of period	$7,117	$2,790

Supplemental cash flow information
Shares issued for conversion of SAFE notes	1,536	-
Shares issued for mineral properties	-	625
Shares issued to Settle Debt	-	62

The accompanying notes form an integral part of these condensed interim consolidated financial statements.

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements
For the three and six months ended June 30, 2023 and 2022
(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

1. NATURE OF OPERATIONS AND GOING CONCERN

Lion Copper and Gold Corp. (together with its subsidiaries, "Lion CG" or the "Company") is a Canadian-based Company advancing its 100% owned flagship copper projects at Yerington, Nevada subject to an option to earn-in agreement with Rio Tinto. The Company is incorporated in British Columbia, Canada. Its registered and records offices are located at 1200 - 750 West Pender Street, Vancouver, British Columbia, Canada, V6C 2T8. On November 22, 2021, the Company changed its name from Quaterra Resources Inc. to Lion Copper and Gold Corp. The shares of the Company commenced trading under the new name at the open of trading on November 23, 2021. The Company's common shares are listed on the TSX Venture Exchange ("TSXV") under the symbol "LEO" and trade on the OTCQB Market under the symbol "LCGMF".

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

These condensed interim consolidated financial statements are prepared on a going concern basis, which contemplates that the Company will be able to meet its commitments, continue operations and realize its assets and discharge its liabilities in the normal course of business for at least twelve months from the date of approval from the Board of Directors. The Company has incurred ongoing losses and expects to incur further losses in the advancement of its business activities. For the six months ended June 30, 2023 and 2022, the Company incurred a net loss of $1,977 (2022 - Net income $352). As at June 30, 2023, the Company had cash of $7,117 (December 31, 2022 - $1,365), working capital surplus of $273 (December 31, 2022 - deficit of $556) and an accumulated deficit of $123,362 (December 31, 2022 - $121,834).

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

For the three and six months ended June 30, 2023 and 2022

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

These condensed interim consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (the "SEC"), effective for the six months ended June 30, 2023. Certain information or footnote disclosures normally included in condensed interim consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying condensed interim consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying condensed interim consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2022. The interim period results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year.

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

For the three and six months ended June 30, 2023 and 2022

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

2. BASIS OF PRESENTATION (continued)

Statement of compliance (continued)

	Percentage ownership
Subsidiaries	June 30, 2023	December 31, 2022	Country of incorporation
Quaterra Alaska Inc. ("Quaterra Alaska")	100.0%	100.0%	USA

Singatse Peak Services, LLC ("SPS")	100.0%	100.0%	USA

Blue Copper Resources Corp ("BCRC")	48.8%	79.3%	USA

Blue Copper LLC	48.8% indirect through BCRC	79.3% indirect through BCRC	USA

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

During the six months ended June 30, 2023, the Company's ownership in BCRC dropped from 79.3% to 48.8% and management assessed control exists and continues to consolidate BCRC as at June 30, 2023. In the absence of majority holdings, the Company will continue to consolidate BCRC as the Company has representation on the board of directors, and management of BCRC and the Company is shared.

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements

For the three and six months ended June 30, 2023 and 2022

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

4. MINERAL PROPERTIES

Total mineral property acquisition costs are listed in the table below:

	Singatse Peak Services				Lion CG	Quaterra Alaska		Blue Copper Resources Corp
(In thousands of U.S dollars)	MacArthur	Yerington	Bear	Wassuk	Chaco Bear & Ashton	Butte Valley	Blue Copper	Groundhog	Blue Copper	Total
	$	$	$	$	$	$	$	$	$	$
Balance December 31, 2021	2,489	1,195	1,532	1,405	-	200	-	-	-	6,821
Acquisition costs	-	-	193	-	602	-	118	-	500	1,413
Assignment of Butte Valley	-	-	-	-	-	(200)	-	-	-	(200)
Transfer to BCRC	-	-	-	-	-	-	(118)	-	118	-
Paid by Rio Tinto	-	-	(150)	-	-	-	-	-	-	(150)
Total additions (disposals) for the year	-	-	43	-	602	(200)	-	-	618	1,063
Balance December 31, 2022	2,489	1,195	1,575	1,405	602	-	-	-	618	7,884

Acquisition costs	-	-	131	-	-	-	-	-	260	391
Impairment	-	-	-	-	(602)	-	-	-	-	(602)
Paid by Rio Tinto	-	-	(131)	-	-	-	-	-	-	(131)
Total additions (disposals) for the period	-	-	-	-	(602)	-	-	-	260	(342)
Balance June 30, 2023	2,489	1,195	1,575	1,405	-	-	-	-	878	7,542

The Company owns a 100% interest in the MacArthur and Yerington properties and has an option to earn a 100% interest in the Bear and Wassuk properties in Nevada. During the six months ended June 30, 2023, the Company terminated its option to earn a 100% interest in the Chaco Bear and Ashton properties in British Columbia.

During the six months ended June 30, 2023 and year ended December 31, 2022, the Company:

  On January 26, 2022, the Company sold and assigned the Butte Valley option agreements to Falcon Butte Minerals Corp. (Note 4(e));
  Transferred its 100% interest in the Blue Copper Project in Montana and its 90% interest in the Groundhog property in Alaska to Blue Copper Resources Corp., an entity in which the Company holds 48.8% at June 30, 2023 (December 31, 2022 - 79.3%) ownership of, which also holds a leased interest in the Arnold, Snowbird & Montana property (Notes 4(d)(e)(g)).
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

For the three and six months ended June 30, 2023 and 2022

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

4. MINERAL PROPERTIES (continued)
  On April 18, 2023, BCRC entered into a lease for a Montana property and paid an initial cash payment of $200.
  On May 12, 2023, BCRC made a payment of $60 for the Freedom and Cyclone claims in Montana.
  On June 1, 2023, Lion CG and Houston terminated the option agreement surrounding the Chaco Bear and Ashton Properties. (Note 4, (f))

Total exploration expenditures recorded on the statement of loss and comprehensive loss are listed in the tables below:

Exploration expenditures incurred for the six months ended June 30, 2023

	Singatse Peak Services					Lion CG	Blue Copper Resources Corp
(In thousands of U.S dollars)	MacArthur	Yerington	Bear	Wassuk	Prospects	Chaco Bear & Ashton	Ground hog	Blue Copper	Recon	Nevada	Arizona	Total
	$	$	$	$		$	$	$	$	$	$	$
Property maintenance	-	6	-	1	-	-	-	58	-	-	-	65
Assay & Labs	47	21	32	-	59	-	-	-	-	-	-	159
Drilling	190	3	1,218	-	303	-	-	-	-	-	-	1,714
Environmental	5	136	-	-	-	-	-	-	-	-	-	141
Geological & mapping	-	-	-	-	-	-	-	4	-	-	-	4
Geophysical surveys	3	5	4	-	-	-	-	104	10	6	90	222
Technical study	-	641	-	-	-	-	-	2	-	-	-	643
Field support	-	-	44	-	-	-	45	212	-	145	15	461
Total expenses incurred	245	812	1,298	1	362	-	45	380	10	151	105	3,409
Total Expenditures funded by Rio Tinto	(245)	(812)	(1,298)	(1)	(362)	-	-	-	-	-	-	(2,718)
Total Expenditures funded by Lion CG	-	-	-	-	-	-	45	380	10	151	105	691

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements

For the three and six months ended June 30, 2023 and 2022

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

4. MINERAL PROPERTIES (continued)

Exploration expenditures incurred for the six months ended June 30, 2022

	Singatse Peak Services					Lion CG	Quaterra Alaska
(In thousands of U.S dollars)	MacArthur	Yerington	Bear	Wassuk	Prospects	Chaco Bear & Ashton	Ground hog	Butte Valley	Blue Copper	Total
	$	$	$	$		$	$	$	$	$
Property maintenance	-	-	-	-	-	-	-	2	59	61
Assay & Labs	68	-	-	-	-	-	-	-	-	68
Drilling	392	407	-	-	-	-	-	-	-	799
Environmental	60	121	-	-	-	-	-	-	-	181
Geological & mapping	-	-	-	-	-	8	-	-	15	23
Geophysical surveys	102	1	5	-	-	-	-	11	16	135
Technical study	312	34	-	-	-	-	-	-	-	346
Field support	191	16	-	-	-	-	45	10	37	299
Total expenses incurred	1,125	579	5	-	-	8	45	23	127	1,912
Total Expenditures funded by Rio Tinto	(1,002)	(558)	(5)	-	-	-	-	-	-	(1,565)
Total Expenditures funded by Lion CG	123	21	-	-	-	8	45	23	127	347

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements

For the three and six months ended June 30, 2023 and 2022

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

4. MINERAL PROPERTIES (continued)

a) MacArthur and Yerington Properties, Nevada

Located in the historic copper district of Yerington, Nevada, the Company's Yerington Mine and MacArthur properties are 100% owned by Singatse Peak Services LLC, a wholly-owned subsidiary of Lion CG.

The MacArthur Project consists of 897 unpatented lode claims totaling approximately 18,500 acres on lands administered by the U.S. Department of Interior - Bureau of Land Management (BLM).

On February 24, 2022, the Company filed a technical report titled "Mineral Resource Estimate" for its MacArthur Project, which can be found on the SEDAR website at www.sedar.com and on the Company's website. Refer to Mineral Resource Estimate below for a summary of the report.

The MacArthur Project is subject to a 2% net smelter return royalty ("NSR") upon commencing commercial production, which can be reduced to a 1% NSR in consideration of $1,000.

The Yerington Mine Property covers approximately 11 square miles centered on the former Anaconda open pit copper mine. This includes 2,768 acres of fee simple parcels and patented mining claims as well as 208 unpatented lode and placer claims totaling approximately 4,300 acres on lands administered by the BLM.

The Yerington Mine Property is subject to a 2% NSR upon commencing commercial production. The total lifetime royalty is capped at $7,500.

On July 23, 2021, the Company received a notice from the State of Nevada that three water rights permits had been forfeited. Further, the application for an extension of time to prevent forfeiture of a fourth certificate was denied. On August 20, 2021, the Company filed a Petition for Judicial Review of the Forfeiture Notice and has retained legal counsel to vigorously undertake the appeal process. SPS subsequently filed and was granted a Stay of the Forfeiture Notice on September 15, 2021. SPS filed its Opening Brief on March 28, 2022. The State Engineer filed its Answering Brief on July 8, 2022. SPS filed its Reply Brief on August 25, 2022. A hearing regarding the status of the forfeiture appeal was held in the Third Judicial Court District in Lyon County on November 4, 2022. On December 6, 2022, the judge remanded the case back to the State for further written findings based on issues raised at the hearing. Since receipt of the remand order, SPS has been in regular contact with the State Engineer's office to resolve the issue.

On May 15 2022, the Company and Rio Tinto America mutually agreed on a Stage 1 program of work with funding supplied by Rio Tinto to be applied against the Company's MacArthur and Yerington properties as work progresses (Notes 4(i), 6).

On January 13, 2023, the Company received $7,500 from Rio Tinto America comprising of $5,000 for Stage 2 work and $2,500 as an immediate advance on part of the Stage 3 financing to be applied against the Company's MacArthur and Yerington properties. (Notes 4(i), 6).

b) Bear Deposit, Nevada

The Bear deposit consists of approximately 2,300 acres of private land located to the northeast of the Yerington Mine Property, plus several hundred acres beneath the Yerington Mine property.

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements

For the three and six months ended June 30, 2023 and 2022

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

4. MINERAL PROPERTIES (continued)

b) Bear Deposit, Nevada (continued)

The Company has five option agreements, entered from March 2013 to May 2015, to acquire a 100% interest in private lands covering the Bear deposit. Under the terms of these option agreements, as amended, the Company is required to make $5,673 in cash payments over 15 years ($5,222 paid) to maintain the exclusive right to purchase the land, mineral rights, and certain water rights and to conduct mineral exploration on these properties. Two of the properties are subject to a 2% NSR upon commencing commercial production, which can be reduced to a 1% NSR in consideration of $1,250 total.

Outstanding payments to keep the five option agreements current are as follows, by year:

  $193 due 2022 (paid);
  $231 due in 2023 ($131 paid, $100 remains outstanding, and will be funded as a part of the Stage 2 Program of Work);
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

On January 13, 2023, the Company received $7,500 from Rio Tinto America comprising of $5,000 for Stage 2 work and $2,500 as an immediate advance on part of the Stage 3 financing to be applied against the Company's Bear properties. (Notes 4(i), 6).

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

For the three and six months ended June 30, 2023 and 2022

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

4. MINERAL PROPERTIES (continued)

c) Wassuk, Nevada (continued)

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

The Groundhog claims cover the northern extension of a structural zone that hosts a number of porphyry copper-gold prospects. To earn the 90% interest, the Company must fund a total of $5,000 ($2,839 funded) of exploration expenditures and make a lump sum payment to Chuchuna of $3,000 by the end of April 20, 2024. During the year ended December 31, 2021, the lease agreement was further extended from six to seven years, providing the Company more time to make the required exploration expenditures and lump sum payment. The Company can terminate the Agreement at its discretion

The property is subject to a 1.75% NSR upon commencing commercial production, which can be reduced to a 0.875% NSR royalty in consideration of $25,000.

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

On April 13, 2022, the Company amended the assignment agreement. Pursuant to the addendum Falcon Butte had the option to pay a total of $500 in exchange for a 0.5% buy-down and retirement of certain NSRs held by the Company. During the year ended December 31, 2022, the full consideration of $500 was received.

On December 13, 2022, the Butte Valley Royalty rights were transferred from Quaterra Alaska to BCRC (Note 7).

f) Chaco Bear and Ashton Properties, British Columbia

On August 25, 2021, the Company entered into a non-binding letter of intent with Houston Minerals Ltd. setting forth the terms of an option whereby the Company may acquire a 100% interest in the Chaco Bear and Ashton properties in British Columbia.

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements

For the three and six months ended June 30, 2023 and 2022

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

4. MINERAL PROPERTIES (continued)

f) Chaco Bear and Ashton Properties, British Columbia (continued)

On June 1, 2023, Lion CG and Houston terminated the option agreement surrounding the Chaco Bear and Ashton properties. As at June 30, 2023, Lion CG impaired the full balance of property and recognized $602 in impairment expense.

g) Blue Copper Prospect, Montana

During the year ended December 31, 2021, Blue Copper LLC acquired and staked a district scale exploration opportunity (the "Blue Copper Prospect") in Powell County and Lewis & Clark County in Montana, USA. The area is prospective for high grade porphyry copper-gold mineralization.

On December 13, 2022, Quaterra Alaska's interest in Blue Copper LLC was transferred to BCRC (Note 7).

On October 28, 2022, prior to transaction in Note 7, Blue Copper LLC entered into a mining lease agreement with Snowshoe Creek LLC ("Snowshoe"), a Montana limited liability company owned by the CEO of the of the Company. Pursuant to the Agreement, Snowshoe leases the property, including the patented mining claims on the Arnold, Snowbird and Montana, to Blue Copper LLC for a term of 20 years and extendable on the sole decision of Blue Copper LLC.

As consideration, 15,000,000 preferred stock in Blue Copper Resources Corp. was issued to the CEO of the Company.

The transaction was measured using the fair value of the asset received as the cost was more clearly evident. The fair value of the asset received was calculated using the original cost incurred to acquire the property and was determined to be $500.

h) Recon, Nevada, Arizona, and other prospects

During the six months ended June 30, 2023, Blue Copper Resources Corp incurred $266 in evaluation expenditures on the Recon, Nevada, and Arizona properties in order to determine whether they warranted further pursuit.

During the six months ended June 30, 2023, the Company, through Singatse Peak Services, incurred $362 in evaluation expenditures, which was covered by Rio Tinto, on other prospects in order to determine whether they warranted further pursuit.

i) Option to Earn-in Agreement with Rio Tinto

On March 18, 2022, the Company entered into an Option to Earn-in Agreement with Rio Tinto to advance studies and exploration at Lion CG's copper assets in Mason Valley, Nevada (the "Rio Tinto Agreement"). Under the agreement, Rio Tinto has the exclusive option to earn a 65% interest in the assets comprising Yerington, MacArthur, Wassuk, Bear, and associated water rights (the "Mining Assets").

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements

For the three and six months ended June 30, 2023 and 2022

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

On April 27, 2022, the Company TSX Venture Exchange approved the Rio Tinto Agreement.

The status of the Rio Tinto Agreement is set out below.

Stage 1

Rio Tinto paid four million U.S. dollars ($4,000) for the agreed-upon Program of Work on the Mining Assets. Stage 1 was deemed completed on December 22, 2022 (Note 6).

Stage 2

Within forty-five (45) days of the completion of Stage 1, Rio Tinto was to provide notice to Lion CG whether Rio Tinto elected to proceed with Stage 2 (notice was provided), upon which Rio Tinto was to pay up to $5,000 for agreed-upon Mason Valley study and evaluation works to be completed by Lion CG within 12 months from the date that the parties agree upon the scope of Stage 2 work ($7,500 paid January 13, 2023, representing $5,000 for Stage 2 and an advance of $2,500 for Stage 3).

Stage 3 - Feasibility Study

Within sixty (60) days of the completion of Stage 2, Rio Tinto shall provide notice to Lion CG whether Rio Tinto will exercise its Option and fund a Feasibility Study based on the results of the Stage 1 and Stage 2 work programs. Rio Tinto will fully-fund the Feasibility Study and ancillary work completed by Lion CG in amount not to exceed $50,000.

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

For the three and six months ended June 30, 2023 and 2022

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

On May 15, 2022, Rio Tinto approved the Stage 1 Work Program and provided $4,000 to the Company for the development of the Mason Valley projects, which has been completed as of December 31, 2022. The remaining funds of the $4,000 will be spent per agreement with Rio Tinto in 2023 for Stage 2 (Note 6).

On January 5, 2023, the Company announced the completion of Stage 1 Program of Work. Subsequently, on March 20, 2023, the Company and Rio Tinto formally agreed to proceed with the stage 2 Program of Work and an advance on the Stage 3 Program of Work (Note 6).

5. INVESTMENT IN ASSOCIATE

On April 5, 2022, the Company received 16,049,444 shares in Falcon Butte Minerals Corp. (formerly 1301666 BC Ltd., "Falcon Butte"), a private British Columbia company established to acquire mineral resource properties, in connection with a property acquisition agreement to assign the Company's options to acquire the Butte Valley property (Note 4). At the time of acquisition, the 16,049,444 shares represented 25.54% of shares outstanding, and as at June 30, 2023 and December 31, 2022, the Company's share ownership was reduced to 21.02% and 19.44% respectively. The Company and Falcon Butte have common directors and managerial personnel, as such, management has assessed that the Company has significant influence over Falcon Butte and that the investment should be accounted for using the equity method of accounting.

The opening balance of the investment was determined to be $1,906 ($2,374 CAD), which represents the fair value of the shares received. The value of the shares was determined based on Falcon Butte's unit financing that closed concurrently with the property acquisition using Goal Seek analysis to determine the value of the shares. This analysis required various estimates such as volatility which was estimated to be 100%, and discount rate estimated to be 0.02%. The Company's share of net loss for the period from acquisition on April 5, 2022 to December 31, 2022 and from January 1, 2023 to June 30, 2023 was $389 and $4, respectively. The portion of net loss attributable to the Company was determined using the weighted average percentage of voting rights held by the Company throughout the period.

On December 8, 2022, the Company transferred 116,071 shares of Falcon Butte to the CEO of the Company, pursuant to amended terms of the CEO's employment agreement. The cost value of the shares associated with the transfer was determined to be $13 and a gain of $19 was recorded on the transaction.

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements

For the three and six months ended June 30, 2023 and 2022

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

Summarized financial information of Falcon Butte and a reconciliation of the carrying amount of the investment in the condensed interim consolidated financial statements are set out below:

Summarized statement of loss

(Expressed in thousands of U.S. Dollars)

	Six months ended June 30, 2023	Period from April 5 to December 31, 2022
Operating expenses
General and administrative expenses	$1,208	$3,313
Total operating expenses	1,208	3,313

Gain on settlement of debt	-	(100)
Fair value (gain) loss on derivative liability	(90)	4
Other income	(1,314)	(1,093)
Foreign exchange loss (gain)	217	(396)
Net loss	$21	$1,728

A continuity of the Company's investment in associate is as follows:

Balance December 31, 2021	$-
Initial investment	1,906
Transfer of shares to the CEO	(13)
Company's share of net loss	(389)
Balance December 31, 2022	$1,504
Transfer of shares to the CEO	(11)
Company's share of net loss	(4)
Balance June 30, 2023	$1,489

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

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements

For the three and six months ended June 30, 2023 and 2022

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

6. RIO TINTO DEPOSIT (continued)

A continuity of the Company's Rio Tinto deposit is as follows:

Balance December 31, 2021	$-
Proceeds received	4,000

Funds applied to capitalized acquisition costs (Note 4)	(150)
Funds applied to exploration expenditures (Note 4)	(3,086)
Funds applied to general operating expenditures	(151)
Balance December 31, 2022	$613

Proceeds received	7,500

Funds applied to reclamation deposit	(8)
Funds applied to capitalized acquisition costs (Note 4)	(131)
Funds applied to exploration expenditures (Note 4)	(2,718)
Funds applied to prepaid expenses	(100)
Funds applied to general operating expenditures	(830)
Balance June 30, 2023	$4,326

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

In addition, the private placement was considered a "triggering event" for Simple Agreements for Future Equity ("SAFE Notes"). BCRC had previously raised $868 in SAFE Notes, and were converted into equity of BCRC, resulting in BCRC issuing an additional 21,629,382 common shares. At June 30, 2023, the company held 48.8% of shares in BCRC. In the absence of majority holdings, the Company will continue to consolidate BCRC as the Company has representation on the board of directors, and management of BCRC and the Company is shared.

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements

For the three and six months ended June 30, 2023 and 2022

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

7. NON-CONTROLLING INTEREST (continued)

The following table summarizes the balance recognized as NCI during the year ended December 31, 2022 and six months ended June 30, 2023:

Balance December 31, 2021	$-
Preferred stock issued for the Arnold, Snowbird & Montana property	500
Net loss and comprehensive loss attributable to NCI	(112)
Balance December 31, 2022	$388
Issuance of common shares for conversion of SAFE notes	1,536
Issuance of common shares equity financing	2,000
Net loss and comprehensive loss attributable to NCI	(449)
Balance June 30, 2023	$3,475

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

During the period ended June 30, 2023, the Company issued certain share purchase warrants and issued convertible debt with a conversion feature that are both exercisable in a currency different from the Company's functional currency (Note 9). The warrants and the conversion feature were classified as derivative liabilities, carried at fair value and revalued at each reporting date.

A continuity schedule of the Company's derivative liabilities is as follows:

Balance December 31, 2021	$55
Expiry of warrants	(55)
Issuance of Warrants (Note 9)	247
Issuance of convertible debentures with conversion feature (Note 9)	131
Fair value change on derivative liabilities	(374)
Balance December 31, 2022	4
Issuance of Warrants (Note 9)	280
Issuance of convertible debentures with conversion feature (Note 9)	248
Fair value change on derivative liabilities	(481)
Balance June 30, 2023	$51

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements

For the three and six months ended June 30, 2023 and 2022

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

For the three and six months ended June 30, 2023 and 2022

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

9. CONVERTIBLE DEBENTURES (continued)

In conjunction with the third tranche of the convertible debt financing, the Company issued 18,461,015 warrants. The warrants are exercisable into one common share of the Company at $0.070 ($0.095 CAD) per share and expire on November 2, 2024.

The convertible debentures were determined to be a financial instrument comprising a host debt component, a conversion feature classified as a derivative liability, and freestanding warrants classified as a derivative liability. On initial recognition, the warrants and the conversion feature were fair valued, with the proceeds first allocated to the freestanding warrants, then the conversion feature. The residual proceeds are then allocated to the host debt component with an effective interest rate of 46.07%. Regarding the warrant and conversion feature, the volatility input was calibrated such that the conversion feature, warrants, and host debt component, on issuance date, equates proceeds. The fair values of the freestanding warrants and conversion features were calculated to be $280 and $248, respectively, and the residual value allocated to the host debt component was $778.

The fair value of the warrants and conversion features were determined using the Black-Scholes Option Pricing Model using the assumptions set out as follows:

	Initial recognition in 2022	Fair value at December 31, 2022	Initial recognition in 2023	Fair value at June 30, 2023
Risk-free interest rate	3.20% - 3.84%	4.07%	4.27%	4.54%
Expected volatility	10%	10%	10%	10%
Dividend yield	0%	0%	0%	0%
Expected life	1.36 - 1.67 years	1.13 - 1.19 years	1.67 years	0.64 - 1.34 years

A continuity schedule of the Company's convertible debt is as follows:

Balance as at January 1, 2022	$-
Issued	2,000
Fair value of conversion Note	(131)
Fair value of Warrants	(247)
Accretion	108
Interest	144
Balance as at December 31, 2022	$1,874
Issued	1,306
Fair value of conversion feature	(280)
Fair value of warrants	(248)
Accretion	195
Interest	199
Balance as at June 30, 2023	$3,045

Current	2,123
Long-term	922

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements

For the three and six months ended June 30, 2023 and 2022

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

10. SIMPLE AGREEMENT FOR FUTURE EQUITY

During the year ended December 31, 2022, Blue Copper Resources Corp. raised $198 with a valuation cap of $1,450 and $569 with a valuation cap of $4,120, respectively, by entering into Simple Agreement for Future Equity Notes ("SAFE Note") with several parties.

During the six months ended June 30, 2023, BCRC raised an additional $100 with a valuation cap of $4,120 by entering into SAFE notes with several parties. The private placement described above in Note 7 was considered a triggering event, and the face value of SAFE Notes of $868 were converted into common shares of BCRC resulting in 21,629,382 common shares being issued.

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

A continuity of the BCRC's SAFE notes are as follows:

Balance as at January 1, 2022	$-
Issued	767
Loss on change in fair value of SAFE notes	364
Balance as at December 31, 2022	1,131
Issued	100
Loss on change in fair value of SAFE notes	305
Conversion upon Equity Financing Event (Note 7)	(1,536)
Balance as at June 30, 2023	$-

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements

For the three and six months ended June 30, 2023 and 2022

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

11. SHARE CAPITAL

The Company is authorized to issue an unlimited number of common shares without par value.

Share transactions for the six months ended June 30, 2023

a) No share capital activity in the Company during the six months ended June 30, 2023. Refer to Note 7 for share issuances by BCRC.

Share transactions for the year ended December 31, 2022

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

For the three and six months ended June 30, 2023 and 2022

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

11. SHARE CAPITAL (continued)

Weighted Average Breakdown

(i) Basic

Basic earnings per share is calculated by dividing the income attributable to equity owners of the Company by the weighted average number of shares in issue during the period.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net income (loss) for the period	$425,000	$1,757,000	$(1,528,000)	$352,000
Weighted average number of shares	309,567,975	303,939,578	309,567,975	299,920,423
Basic earnings (loss) per share	$0.00	$0.01	$(0.00)	$0.00

(ii) Diluted

Diluted earnings per share is calculated by adjusting the weighted average number of shares outstanding to assume conversion of all potentially dilutive shares. Potentially dilutive shares relate to the exercise of outstanding stock options, warrants and convertible debt.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net income (loss) for the period	$425,000	$1,757,000	$(1,528,000)	$352,000
Weighted average number of shares	309,567,975	303,939,578	309,567,975	299,920,423
Effect of dilutive securities:
Stock options	2,329,968	1,213,625	-	1,592,644
Warrants	-	36,992	-	83,254
Convertible debt	1,458,281	33,548	-	67,725
Weighted average diluted shares outstanding	313,356,224	305,190,195	309,567,975	301,596,321
Diluted earnings (loss) per share	$0.00	$0.01	$(0.00)	$0.00

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements

For the three and six months ended June 30, 2023 and 2022

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

12. ADDITIONAL PAID-IN CAPITAL

a) Stock options

The Company has a stock option plan under which the Company is authorized to grant stock options of up to 10% of the number of common shares issued and outstanding of the Company at any given time.

Stock option activity during the six months ended June 30, 2023, is summarized below:

i. On March 2, 2023, the Company granted 350,000 stock options with an exercise price of $0.095 CAD and an expiry date of March 2, 2028, which vested immediately upon grant.

The continuity of the number of stock options issued and outstanding as of June 30, 2023, and December 31, 2022 is as follows:

	As at June 30, 2023		As at December 31, 2022
	Number of options	Weighted average exercise price (CAD)	Number of options	Weighted average exercise price (CAD)
Outstanding, beginning of period	29,614,283	0.11	19,915,000	0.12
Granted	350,000	0.095	11,394,283	0.08
Expired	-	-	(1,695,000)	0.10
Cancelled	-	-	-	-
Exercised	-	-	-	-
Outstanding, end of period	29,964,283	0.11	29,614,283	0.11

As of June 30, 2023, and December 31, 2022, the number of stock options outstanding and exercisable were:

Expiry date	Exercise price (CAD)	Number of options outstanding	Remaining contractual life in years	Number of options exercisable
September 20, 2023	0.06	1,470,000	0.22	1,470,000
June 21, 2024	0.07	1,900,000	0.98	1,900,000
August 8, 2024	0.06	500,000	1.11	500,000
June 20, 2025	0.08	2,450,000	1.98	2,450,000
August 18, 2025	0.072	2,394,283	2.14	2,394,283
June 18, 2026	0.25	3,950,000	2.97	3,950,000
September 17, 2026	0.11	4,500,000	3.22	4,500,000
October 21, 2026	0.09	2,700,000	3.31	2,700,000
December 12, 2026	0.12	750,000	3.45	750,000
May 25, 2027	0.085	9,000,000	3.90	9,000,000
March 2, 2028	0.095	350,000	4.68	350,000
Outstanding, June 30, 2023		29,964,283		29,964,283

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements

For the three and six months ended June 30, 2023 and 2022

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

During the six months ended June 30, 2023, an amount of $26 (2022 - $695) was expensed as share-based payments related to the vesting of options. The portion of share-based payments recorded is based on the vesting schedule of the options. The following weighted average assumptions were applied using the Black-Scholes Option Pricing model used to estimate the weighted average fair value of stock options granted during the six months ended June 30, 2023:

	Six months ended June 30, 2023	Six months ended June 30, 2022
Risk-free interest rate	3.66%	2.58%
Expected life (years)	5	5
Annualized volatility	145%	147%
Forfeiture rate	0%	0%
Dividend yield	0%	0%

b) Share purchase warrants

Warrant activity during the six months ended June 30, 2023 is summarized below:

i. On March 2, 2023, the Company granted 18,461,015 warrants with an exercise price of $0.07 (CAD$0.095) with an expiry date of November 2, 2024 pursuant of the grant of $1,306 in convertible debenture (Note 9).

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements

For the three and six months ended June 30, 2023 and 2022

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

12. ADDITIONAL PAID-IN CAPITAL (continued)

b) Share purchase warrants (continued)

The continuity of the number of share purchase warrants outstanding as of June 30, 2023, and December 31, 2022, is as follows:

	June 30, 2023		December 31, 2022
	Number of warrants	Weighted average exercise price	Number of warrants	Weighted average exercise price
Outstanding, beginning of period	101,165,012	$0.09	83,083,504	$0.09
Issued	18,461,015	0.07	29,850,738	0.067
Exercised	-		(2,000,000)	0.05
Expired	-		(9,769,230)	0.05
Outstanding, end of period	119,626,027	0.09	101,165,012	$0.09

The following table summarizes warrants outstanding as of June 30, 2023, and December 31, 2022:

Expiry date	Currency	Exercise price	June 30, 2023	December 31, 2022
September 13, 2024	USD	0.10	26,488,733	26,488,733
September 27, 2024	USD	0.10	13,152,909	13,152,909
October 21, 2024	USD	0.10	31,672,632	31,672,632
February 17, 2024	USD	0.067	16,044,774	16,044,774
March 8, 2024	USD	0.067	13,805,964	13,805,964
November 2, 2024	USD	0.070	18,461,015	-
Outstanding at the end of the period			119,626,027	101,165,012

c) Restricted share units

At the 2022 Annual General Meeting, the Company's stockholders approved issuance of common shares from treasury pursuant to the Company's Amended 2021 Restricted Share Unit Plan (the "RSU Plan") and reserved 30,330,661 shares for issuance under the RSU Plan. Under the RSU Plan, if the Company divests its interests, including the option to purchase, absent a merger, sale or similar transaction in a) one of either the Chaco Bear or Ashton projects, then 50% of the total RSUs that have not vested will be cancelled, or b) both the Chaco Bear or Ashton projects, then 100% of the total RSUs that have not vested will be cancelled.

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements

For the three and six months ended June 30, 2023 and 2022

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

12. ADDITIONAL PAID-IN CAPITAL (continued)

c) Restricted share units (continued)

Restricted share units ("RSU") activity during the six months ended June 30, 2023, is summarized below:

i. 5,333,334 RSU's were cancelled effective June 1, 2023.

During the six months ended June 30, 2023, an amount of $162 was reversed out of share-based compensation expense for unvested RSU's due to the cancellation of the RSU's on June 1, 2023. The RSU's were tied to the Chaco Bear and Ashton property option agreements which was terminated on June 1, 2023 as a result, the RSU's were also cancelled.

The continuity of the number of RSUs issued and outstanding as of June 30, 2023, and December 31, 2022, is as follows:

Number of RSUs
Outstanding at December 31, 2021	-
Granted	8,000,000
Released	(1,333,333)
Cancelled	(1,333,333)
Outstanding at December 31, 2022	5,333,334
Cancelled	(5,333,334)
Outstanding at June 30, 2023	-

13. RELATED PARTY TRANSACTIONS

The Company's related parties include its directors and officers whose remuneration was as follows, subject to change of control provisions for officers:

	Three months ended June 30		Six months ended June 30
	2023	2022	2023	2022
Salaries	$115	$136	$230	$274
Directors' fees	-	-	21	13
Share-based payments	(231)	517	(162)	530
Interest on convertible debenture	66	1	104	1
	$(50)	$654	$193	$818

Other transactions for the six months ended June 30, 2023

a) During the six months ended June 30, 2023, certain directors of the Company subscribed for $1,135 of unsecured convertible debt in the third tranche (Note 9). The debentures bear interest at a rate of 14% per annum and mature on November 2, 2024 and are convertible into shares of the Company at $0.070 ($0.095 CAD) per share until January 2, 2024, and thereafter at $0.074 ($0.10 CAD) per share.

b) As at June 30, 2023, the Company had $156 (2022 - $53) in interest accrued relating to outstanding convertible debentures with directors and officers of the Company.

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements

For the three and six months ended June 30, 2023 and 2022

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

13. RELATED PARTY TRANSACTIONS (continued)

c) As at June 30, 2023, there was $Nil (2022 - $11) in prepaid expenses to the CEO of the Company relating to wages paid during the year for services subsequent to period end.

d) As at June 30, 2023, there was $22 (2022 - $nil) payable to the CEO of the company for May and June salary.

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

For the three and six months ended June 30, 2023 and 2022

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

14. SEGMENTED INFORMATION

The Company operates in one reportable operating segment, being mineral exploration. Geographic segment information relating to the Company's mineral properties as at and for the period ended June 30, 2023, and the year ended December 31, 2022 is as follows:

	June 30, 2023			December 31, 2022
	Canada	USA	Total	Canada	USA	Total
Mineral properties	$-	$7,542	$7,542	$602	$7,282	$7,884

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements

For the three and six months ended June 30, 2023 and 2022

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

For the three and six months ended June 30, 2023 and 2022

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

18. SUBSEQUENT EVENTS

On July 21, 2023, the Company issued 23,194,737 options to certain directors, officers, employees, and consultants with an exercise price of C$0.08 (US$0.06) per share and expire five years from the date of grant.

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

Lion Copper and Gold Corp.

Management's Discussion and Analysis

For the six months ended June 30, 2023

Dated: August 14, 2023

(In U.S. dollars)

General

This Management's Discussion and Analysis ("MD&A") of Lion Copper and Gold Corp. and its wholly owned subsidiaries (collectively, "Lion CG" or the "Company"), dated August 14, 2023, should be read in conjunction with the condensed interim consolidated financial statements for the six months ended June 30, 2023 and audited consolidated financial statements year ended December 31, 2022, and related notes thereto which have been prepared in accordance with accounting principles generally accepted in the United States ("US GAAP"). All dollar amounts in this MD&A are United States dollars unless otherwise noted.

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

Company Profile

Lion Copper and Gold Corp. is a Canadian-based Company advancing its 100% owned flagship copper projects at Yerington, Nevada subject to an Option to Earn-in Agreement with Rio Tinto.

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

The Company prepares its condensed interim consolidated financial statements on a going concern basis, which contemplates that the Company will be able to meet its commitments, continue operations and realize its assets and discharge its liabilities in the normal course of business for at least twelve months from the date of this report. The Company has incurred ongoing losses and expects to incur further losses in the advancement of its business activities. For the six months ended June 30, 2023, and June 30, 2022, the Company incurred a net loss of $1,977,000 (2022 - gain of $352,000). As at June 30, 2023, the Company had cash of $7,117,000 (December 31, 2022 - $1,365,000), working capital of $273,000 (December 31, 2022 - deficit of $556,000) and an accumulated deficit of $123,362,000 (December 31, 2022 - $121,834,000).

Page | 2

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

Mineral Properties

The following table summarizes the balance of exploration and evaluation assets as at June 30, 2023 and December 31, 2022 and the changes in exploration and evaluation assets for the years then ended.

	Singatse Peak Services				Lion CG	Quaterra Alaska		Blue Copper Resources Corp
(In thousands of U.S dollars)	MacArthur	Yerington	Bear	Wassuk	Chaco Bear & Ashton	Butte Valley	Blue Copper	Groundhog	Blue Copper	Total
	$	$	$	$	$	$	$	$	$	$
Balance December 31, 2021	2,489	1,195	1,532	1,405	-	200	-	-	-	6,821
Acquisition costs	-	-	193	-	602	-	118	-	500	1,413
Assignment of Butte Valley	-	-	-	-	-	(200)	-	-	-	(200)
Transfer to BCRC	-	-	-	-	-	-	(118)	-	118	-
Paid by Rio Tinto	-	-	(150)	-	-	-	-	-	-	(150)
Total additions (disposals) for the year	-	-	43	-	602	(200)	-	-	618	1,063
Balance December 31, 2022	2,489	1,195	1,575	1,405	602	-	-	-	618	7,884
Acquisition costs	-	-	131	-	-	-	-	-	260	391
Impairment	-	-	-	-	(602)	-	-	-	-	(602)
Paid by Rio Tinto	-	-	(131)	-	-	-	-	-	-	(131)
Total additions (disposals) for the period	-	-	-	-	(602)	-	-	-	260	(342)
Balance June 30, 2023	2,489	1,195	1,575	1,405	-	-	-	-	878	7,542

On February 10, 2023, the Company announced the commencement of its 2023 exploration program. The exploration program is composed of 10,000 ft of core drilling, 9,500 ft of reverse circulation drilling and various soil and rock chip sampling programs. An exploration summary will be provided in the Q3 MD&A. The primary exploration targets include the Bear Deposit, MacArthur East, MacArthur Wedge, Mason Pass Prospect, Reno Prospect and Singatse Target.

Page | 3

During the year ended December 31, 2022, the balance of mineral properties increased by $1,063,000. The increase is mainly due to the Company making property acquisition payments pursuant to property option agreements on the Chaco Bear and Ashton properties, and the Arnold, Snowbird & Montana properties. In addition, the Company transferred its 100% interest in the Blue Copper Project in Montana and its 90% interest in the Groundhog property in Alaska to Blue Copper Resources Corp.("BCRC"), an entity in which the Company holds 48.8% ownership as of June 30, 2023. Blue Copper Resources also holds a leased interest in the Arnold, Snowbird & Montana property. Additions were offset when the Company entered into a property acquisition agreement to sell and assign its options in the Butte Valley property to Falcon Butte Minerals Corp. (formerly 1301666 B.C. Ltd "Falcon Butte."), as a result the Company derecognized the property value of $200,000.

Total exploration expenditures recorded on the consolidated statement of operations are listed in the tables below:

Exploration expenditures incurred for the six months ended June 30, 2023

		Singatse Peak Services				Lion CG	Blue Copper Resources Corp
(In thousands of U.S dollars)	MacArthur	Yerington	Bear	Wassuk	Prospects	Chaco Bear & Ashton	Groundhog	Blue Copper	Recon	Nevada	Arizona	Total
	$	$	$	$	$	$	$	$	$	$	$	$
Property maintenance	-	6	-	1	-	-	-	58	-	-	-	65
Assay & Labs	47	21	32	-	59	-	-	-	-	-	-	159
Drilling	190	3	1,218	-	303	-	-	-	-	-	-	1,714
Environmental	5	136	-	-	-	-	-	-	-	-	-	141
Geological & mapping	-	-	-	-	-	-	-	4	-	-	-	4
Geophysical surveys	3	5	4	-	-	-	-	104	10	6	90	222
Technical study	-	641	-	-	-	-	-	2	-	-	-	643
Field support	-	-	44	-	-	-	45	212	-	145	15	461
Total expenses incurred	245	812	1,298	1	362	-	45	380	10	151	105	3,409
Total Expenditures funded by Rio Tinto	(245)	(812)	(1,298)	(1)	(362)	-	-	-	-	-	-	(2,718)
Total Expenditures funded by Lion CG	-	-	-	-	-	-	45	380	10	151	105	691

Page | 4

Exploration expenditures incurred for the six months ended June 30, 2022

	Singatse Peak Services				Lion CG	Quaterra Alaska
(In thousands of U.S dollars)	MacArthur	Yerington	Bear	Wassuk	Chaco Bear & Ashton	Groundhog	Butte Valley	Blue Copper	Total
	$	$	$	$	$	$	$	$	$
Property maintenance	-	-	-	-	-	-	2	59	61
Assay & Labs	68	-	-	-	-	-	-	-	68
Drilling	392	407	-	-	-	-	-	-	799
Environmental	60	121	-	-	-	-	-	-	181
Geological & mapping	-	-	-	-	8	-	-	15	23
Geophysical surveys	102	1	5	-	-	-	11	16	135
Technical study	312	34	-	-	-	-	-	-	346
Field support	191	16	-	-	-	45	10	37	299
Total expenses incurred	1,125	579	5	-	-	45	23	127	1,912
Total Expenditures funded by Rio Tinto	(1,002)	(558)	(5)	-	-	-	-	-	(1,565)
Total Expenditures funded by Lion CG	123	21	-	-	8	45	23	127	347

Page | 5

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

On January 13, 2023, the Company received $7,500,000 from Rio Tinto representing $5,000,000 for Stage 2 and an advance of $2,500,000 for Stage 3 Programs of Work. During the six months ended June 30, 2023, the Company incurred expenditures of $3,787,000 in connection with the Stage 2 and Stage 3 Programs of Work.

The funds incurred in connection with this work program were offset against additions to mineral properties and general expenditures as follows:

(In thousands of U.S dollars)
Balance December 31, 2021	-
Proceeds received	4,000

Funds applied to capitalized mineral property expenditures	(150)

Funds applied to exploration expenditures:
Property maintenance	(287)
Assay & labs	(66)
Drilling	(915)
Environmental	(692)
Geological & mapping	(1)
Technical study	(495)
Field support & other	(630)

Funds applied to general operating expenditures	(151)
Balance December 31, 2022	613

Proceeds received	7,500

Funds applied to capitalized mineral property expenditures	(131)

Funds applied to reclamation deposits	(8)

Funds applied to prepaid expenses	(100)

Funds applied to exploration expenditures:
Property maintenance	(7)
Assay & labs	(159)
Drilling	(1,714)
Environmental	(141)
Geophysical surveys	(12)
Technical study	(641)
Field support & other	(44)

Funds applied to general operating expenditures	(830)
Balance June 30, 2023	4,326

Page | 6

MacArthur Copper Project and Yerington Mine Property, Nevada

Located in the historic copper district of Yerington, Nevada, the Company's Yerington and MacArthur properties are 100% owned by Singatse Peak Services LLC, a wholly-owned subsidiary of Lion CG.

The MacArthur Project consists of 897 unpatented lode claims totaling approximately 18,500 acres on lands administered by the U.S. Department of Interior - Bureau of Land Management (BLM).

On February 24, 2022, the Company filed a technical report titled "Mineral Resource Estimate" for its MacArthur Project, which can be found on the SEDAR website at www.sedar.com and on the Company's website. Refer to Mineral Resource Estimate below for a summary of the report.

The MacArthur Project is subject to a 2% net smelter return royalty ( "NSR") upon commencing commercial production, which can be reduced to a 1% NSR in consideration of $1,000,000.

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

Bear Deposit, Nevada

The Bear deposit consists of approximately 2,300 acres of private land located to the northeast of the Yerington Mine Property, plus several hundred acres beneath the Yerington Mine property.

The Company has five option agreements, entered from March 2013 to May 2015, to acquire a 100% interest in private lands covering the Bear deposit. Under the terms of these option agreements, as amended, the Company is required to make $5,673,290 in cash payments over 15 years ($5,222,290 paid) to maintain the exclusive right to purchase the land, mineral rights, and certain water rights and to conduct mineral exploration on these properties. Two of the properties are subject to a 2% NSR upon commencing commercial production, which can be reduced to a 1% NSR in consideration of $1,250,000 total.

Outstanding payments to keep the five option agreements current are as follows, by year:

  $231,000 due in 2023 ($131,000 paid, $100,000 remains outstanding and will be funded as a part of the Stage 2 Program of Work);
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

Page | 7

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

Groundhog Project, Alaska

On April 20, 2017, the Company signed an agreement with Chuchuna Minerals Company, an Alaska corporation, giving it an option to purchase a 90% interest in the Groundhog copper prospect, a 40,000-acre property located on an established copper porphyry belt, two hundred miles southwest of Anchorage, Alaska.

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

Pursuant to the agreement, Lion CG's 100% owned subsidiary Quaterra Alaska was granted an equity position in Falcon Butte. In addition, Quaterra Alaska maintained a 1.5% NSR on each of the Butte Valley optioned properties, which is subject to a buy-down to a 1.0% NSR in exchange for a payment of $7,500,000 per property.

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

Page | 8

Chaco Bear and Ashton Properties, British Columbia

On August 25, 2021, the Company entered into a non-binding letter of intent with Houston Minerals Ltd. ("Houston") setting forth the terms of an option whereby the Company may acquire a 100% interest in the Chaco Bear and Ashton properties in British Columbia.

On June 1, 2023, Lion CG and Houston terminated the option agreement which resulted in Lion CG defaulting on the Chaco Bear and Ashton properties. As at June 30, 2023, Lion CG impaired the full balance of properties and recognized $602,000 in impairment expense.

Blue Copper Prospect, Montana

During the year ended December 31, 2021, Blue Copper LLC acquired and staked a district scale exploration (the "Blue Copper Prospect"), in Powell County and Lewis & Clark County in Montana, USA. The area is prospective for high grade copper-gold skarns and porphyry copper-gold mineralization.

On December 13, 2022, Quaterra Alaska's interest in Blue Copper LLC was transferred to Blue Copper Resources Corp.

On October 28, 2022, Blue Copper LLC entered into a mining lease agreement with Snowshoe Creek LLC ("Snowshoe"), a Montana limited liability company owned by the CEO of the of the Company. Pursuant to the Agreement, Snowshoe leases the property, including the patented mining claims on the Arnold, Snowbird and Montana, to Blue Copper LLC for a term of 20 years and extendable on the sole decision of Blue Copper LLC.

As consideration, 15,000,000 preferred stock in Blue Copper Resources Corp. was issued to the CEO of the Company. The transaction was measured using the fair value of the asset received as the cost was more clearly evident. The fair value of the asset received was calculated using the original cost incurred to acquire the property and was determined to be $500,000.

The Company, through BCRC, continues to acquire, compile and conduct field mapping to develop a work plan which will be provided when available.

Recon, Nevada, Arizona, and other prospects

During the six months ended June 30, 2023, Blue Copper Resources Corp, incurred $266,000 in evaluation expenditures on the Recon, Nevada, and Arizona properties in order to determine whether they warranted further pursuit.

During the six months ended June 30, 2023, the Company, through Singatse Peak Services, incurred $362,000 in evaluation expenditures, which was covered by Rio Tinto, on other prospects in order to determine whether they warranted further pursuit.

Option to Earn-in Agreement with Rio Tinto

On March 18, 2022, the Company entered into an Option to Earn-in Agreement with Rio Tinto to advance studies and exploration at Lion CG's copper assets in Mason Valley, Nevada (the "Rio Tinto Agreement"). Under the agreement, Rio Tinto has the exclusive option to earn a 65% interest in the assets comprising Yerington, MacArthur, Wassuk, Bear, and associated water rights (the "Mining Assets").

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

On April 27, 2022, the Company TSX Venture Exchange approved the Rio Tinto Agreement.

Page | 9

The status of the Rio Tinto Agreement is set out below.

Stage 1

Rio Tinto paid four million U.S. dollars ($4,000,000) for the agreed-upon Program of Work on the Mining Assets. Stage 1 was deemed completed on December 22, 2022.

Stage 2

Within forty-five (45) days of the completion of Stage 1, Rio Tinto was to provide notice to Lion CG whether Rio Tinto elected to proceed with Stage 2 (notice was provided), upon which Rio Tinto was to pay up to $5,000,000 for agreed-upon Mason Valley study and evaluation works to be completed by Lion CG within 12 months from the date that the parties agree upon the scope of Stage 2 work ($7,500,000 paid January 13, 2023, representing $5,000,000 for Stage 2 and an advance of $2,500,000 for Stage 3).

Stage 3 - Feasibility Study

Within sixty (60) days of the completion of Stage 2, Rio Tinto shall provide notice to Lion CG whether Rio Tinto will exercise its Option and fund a Feasibility Study based on the results of the Stage 1 and Stage 2 work programs. Rio Tinto will fully-fund the Feasibility Study and ancillary work completed by Lion CG in amount not to exceed fifty million U.S. $50,000,000.

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

On May 15, 2022, Rio Tinto approved the Stage 1 Work Program and provided $4,000,000 to the Company for the development of the Mason Valley projects, which has been completed as of December 31, 2022. The remaining funds of the $4,000,000 will be spent per agreement with Rio Tinto in 2023 for Stage 2. On January 5, 2023, the Company announced the completion of Stage 1 Program of Work. Subsequently, on March 20, 2023, the Company and Rio Tinto formally agreed to proceed with the stage 2 Program of Work and an advance on the Stage 3 Program of Work.

Page | 10

Performance Highlights

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

Stage 2 Program of Work

The Stage 2 Work Program includes the following scopes:

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
o Mining Study of Yerington Pit
o Project Risk Assessment
o Commence Yerington Front End Engineering Design
o Third Party Engineering Review supporting PEA

Stage 3 Exploration Program of Work

The program composed of approximately 10,000 ft of core drilling, 9,500 ft of reverse circulation drilling and various soil and rock chip sampling programs.

Primary exploration targets include:

• Bear Deposit
• MacArthur East
• MacArthur Wedge
• Mason Pass Prospect
• Reno Prospect
• Singatse Target

The Stage 3 exploration program commenced drilling activities at site on February 21, 2023 with assay results expected later in the year. An exploration summary will be provided in the MD&A for the third quarter ended September 30, 2023.

  MacArthur Copper Project Resource Estimate

On February 25, 2022, the Company announced the results of an updated mineral resource estimate for the MacArthur Copper Project located in Mason Valley, Nevada. The mineral resource estimate was prepared pursuant to NI 43-101 by Independent Mining Consultants of Tucson, Arizona.

Page | 11

  Mineral Resource Estimate

The Measured and Indicated and Inferred Resources for the MacArthur Project are reported in Table 1 as set out below.

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

Page | 12

  Water Rights

On July 23, 2021, the Company received a notice from the State of Nevada that three water rights permits had been forfeited. Further, the application for an extension of time to prevent forfeiture of a fourth certificate was denied. On August 20, 2021, the Company filed a Petition for Judicial Review of the Forfeiture Notice and has retained legal counsel to vigorously undertake the appeal process. SPS subsequently filed and was granted a Stay of the Forfeiture Notice on September 15, 2021. SPS filed its Opening Brief on March 28, 2022. The State Engineer filed its Answering Brief on July 8, 2022. SPS filed its Reply Brief on August 25, 2022. A hearing regarding the status of the forfeiture appeal was held in the Third Judicial Court District in Lyon County on November 4, 2022. On December 6, 2022, the Judge remanded the case back to the State for further written findings based on issues raised at the hearing. Since receipt of the remand order, SPS has been in regular contact with the State Engineer's office to resolve the issue.

Investment in Associate

On April 5, 2022, the Company received 16,049,444 shares in Falcon Butte Minerals Corp. (formerly 1301666 BC Ltd., "Falcon Butte"), a private British Columbia company established to acquire mineral resource properties, in connection with a property acquisition agreement to assign the Company's options to acquire the Butte Valley property. At the time of acquisition, the 16,049,444 shares represented 25.54% of shares outstanding, and as at June 30, 2023, the Company's share ownership was reduced to 21.02%. The Company and Falcon Butte have common directors and managerial personnel, as such, management has assessed that the Company has significant influence over Falcon Butte and that the investment should be accounted for using the equity method of accounting.

The opening balance of the investment was determined to be $1,906,000 ($2,374,000 CAD) which represents the fair value of the shares received. The value of the shares was determined based on Falcon Butte's financing that closed concurrently with the property acquisition. The Company's share of net loss for the period from acquisition on April 5, 2022 to December 31, 2022 and from January 1, 2023 to June 30, 2023 was $389,000 and $4,000, respectively. The portion of net loss attributable to the Company was determined using the weighted average percentage of voting rights held by the Company throughout the period.

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

Page | 13

After the events described above, the Company held 57,513,764 common shares out of 117,952,674 shares issued and outstanding, representing 48.8% ownership on a Non-Diluted Basis. Management has determined that control over BCRC exists as at June 30, 2023.

Simple Agreement for Future Equity

During the year ended December 31, 2022, Blue Copper Resources Corp. raised $197,500 with a valuation cap of $1,450,000 and $569,000 with a valuation cap of $4,120,000, respectively, by entering into Simple Agreement for Future Equity Notes with several parties.

During the six months ended June 30, 2023, BCRC raised an additional $100,000 with a valuation cap of $4,120,000 by entering into SAFE notes with several parties. The private placement was considered a triggering event, and the face value of SAFE Notes of $868,000 were converted into common shares of BCRC resulting in 21,629,382 common shares being issued.

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

Page | 14

Results of Operations

The following table summarizes the Company's financial results for the six months ended June 30, 2023, and 2022.

Six months ended June 30, (In thousands of U.S dollars)	2023 $	2022 $	Change $	Change %
Operating expenses
Exploration expenditures	3,409	1,912	1,497	78
Rio Tinto Deposit	(3,572)	(1,669)	(1,903)	(114)
General Office	82	75	7	9
Interest	199	5	194	3.880
Insurance	34	25	9	36
Investor Relations	6	29	(23)	(79)
Professional fees	641	423	218	52
Rent	8	7	1	14
Salaries and benefits	674	519	155	30
Share-based payments	(136)	695	(831)	(120)
Transfer agent and regulatory	64	72	(8)	(11)
Travel	28	30	(2)	(7)
Operating loss	(1,437)	(2,123)

Fair value gain on derivative liabilities	481	35	446	1,274
Foreign exchange gain (loss)	-	12	(12)	(100)
Gain on settlement of debt	-	6	(6)	(100)
Gain on sale of Butte Valley	-	2,207	(2,207)	(100)
Gain on transfer of share	22	-	22	100
Accretion expense	(195)	(4)	(191)	(4,775)
NRS buy-down	-	250	(250)	(100)
Share of loss in associate	(4)	(31)	(31)	(87)
Interest and other income	63	-	63	100
Impairment of mineral properties	(602)	-	(602)	(100)
Loss on revaluation of SAFE notes	(305)	-	(305)	(100)
Net and comprehensive loss	(1,977)	352

For the six months ended June 30, 2023, the Company incurred a net loss of $1,977,000 compared to a net income of $352,000 in the prior period. The increase in net loss of $2,329,000 is primarily due to a gain of $2,207,000 resulting from the sale of the Company's Butte Valley property that was recognized during the comparative period. Also, during the six months ended June 30, 2023, the Company terminated its option agreement on the Chaco Bear & Ashton property, resulting in an impairment expense of $602,000, exclusive to this period. Furthermore, the Company recorded a loss on the revaluation of the SAFE notes of $305,000 during the six months ended June 30, 2023 which was also not present during the six months ended June 30, 2022. The Company also recognized $195,000 in accretion expense for the six months ended June 30, 2023 for the accretion of convertible debt which only began at the end of the six months ended June 30, 2022.

The increase in net loss is partially offset by the following:

  During the six months ended June 30, 2023, 5,333,334 RSUs were cancelled, resulting in the reversal of share-based payments recognized on unvested RSUs. As such, the Company recognized a share-based payment recovery of $136,000 during the period compared to a share-based payment expense of $695,000 during the six months ended June 30, 2022.

Page | 15

  The gain recognized on the change in fair value of the derivative liabilities was $481,000 for the six months ended June 30, 2023 compared to a gain of $35,000 in the prior period.

The following table summarizes the Company's financial results for the three months ended June 30, 2023, and 2022.

Three months ended June 30, (In thousands of U.S dollars)	2023 $	2022 $	Change $	Change %
Operating expenses
Exploration expenditures	2,159	1,339	820	61
Rio Tinto Deposit	(2,250)	(1,669)	(581)	(35)
General Office	41	65	(24)	(37)
Interest	116	5	111	2,220
Insurance	23	20	3	15
Investor Relations	-	15	(15)	(100)
Professional fees	399	220	179	81
Rent	4	4	0	0
Salaries and benefits	333	199	134	67
Share-based payments	(231)	409	(640)	(156)
Transfer agent and regulatory	19	37	(18)	(49)
Travel	19	28	(9)	(32)
Operating loss	(632)	(672)

Fair value gain (loss) on derivative liabilities	1,421	(2)	1,423	71,150
Foreign exchange gain (loss)	-	3	(3)	(100)
Gain on settlement of debt	-	6	(6)	(100)
Gain on sale of Butte Valley	-	2,207	(2,207)	(100)
Accretion expense	(121)	(4)	(117)	(2,925)
NRS buy-down	-	250	(250)	(100)
Share of loss in associate	22	(31)	53	171
Interest and other income	51	-	51	100
Impairment of mineral properties	(602)	-	(602)	(100)
Net and comprehensive income	139	1,757

For the three months ended June 30, 2023, the Company incurred a net income of $139,000 compared to a net income of $1,757,000 in the prior period. The decrease in net income of $1,618,000 is primarily due to a gain of $2,207,000 resulting from the sale of the Company's Butte Valley property that was recognized during the comparative period. Also, during the three months ended June 30, 2023, the Company terminated its option agreement on the Chaco Bear & Ashton property, resulting in an impairment expense of $602,000, exclusive to this period. Furthermore, the Company also recognized $121,000 in accretion expense for the three months ended June 30, 2023 for the accretion of convertible debt which only began at the end of the three months ended June 30, 2022.

The decrease in net income is partially offset by the following:

  During the three months ended June 30, 2023, 5,333,334 RSUs were cancelled, resulting in the reversal of share-based payments recognized on unvested RSUs. As such, the Company recognized a share-based payment recovery of $231,000 during the period compared to a share-based payment expense of $409,000 during the three months ended June 30, 2022.
  The gain recognized on the change in fair value of the derivative liabilities was $1,421,000 for the three months ended June 30, 2023 compared to a loss of $2,000 in the prior period.

Page | 16

Summary of Quarterly Financial Information

For the three months ended June 30 2023 the Company incurred a net income of $139,000 compared to a net loss of $2,116,000 during the three months ended March 31, 2023. The increase in net income is primarily due to the gain recognized on the change in fair value of the derivative liabilities of $1,421,000, compared to the loss of $940,000 recognized for the three months ended March 31, 2023. Also, during the three months ended June 30, 2023, 5,333,334 RSUs were cancelled, resulting in the reversal of share-based payments recognized on unvested RSUs. As such, the Company recognized a share-based payment recovery of $231,000 during the period compared to a share-based payment expense of $95,000 during the three months ended March 31, 2023.

The following table sets out the quarterly financial information for each of the last eight quarters:

(In thousands of U.S dollars except for per share amount)	Q2'23	Q1'23	Q4'22	Q3'22	Q2'22	Q1'22	Q4'21	Q3'21
General administration	(723)	(877)	(515)	(795)	(1,002)	(878)	(943)	(676)
Fair value (loss) gain on derivative liabilities	1,421	(940)	377	17	(2)	37	(31)	84
Foreign exchange gain (loss)	-	-	(11)	12	3	9	(38)	31
Other Income	51	12	-	-	-	-	-	8
Loss on settlement of convertible notes	-	-	-	-	-	-	-	-
Gain on transfer of shares	-	22	19	-	-	-	-	-
Gain on settlement of debt	-	-	-	14	6	-	-	-
Accretion	(121)	(74)	(57)	(47)	(4)	-	-	-
Gain on sale of Butte Valley	-	-	-	-	2,207	-	-	-
Loss on revaluation of SAFE notes	-	(305)	(364)	-	-	-	-	-
NSR buy-down	-	-	-	250	250	-	-	-
Share of loss of investment in associate	22	(26)	(316)	(42)	(31)	-	-	-
Exploration Expenditures	(2,159)	(1,250)	(1,370)	(1,020)	(1,339)	(573)	(1,733)	(1,019)
Rio Tinto Deposit	2,250	1,322	1,104	464	1,669	-	-	-
Impairment of mineral properties	(602)	-	-	-	-	-	-	-
Gain (loss) on marketable securities	-	-	-	-	-	-	(9)	(70)
Net loss	139	(2,116)	(1,133)	(1,147)	1,757	(1,405)	(2,754)	(1,642)
Basic income (loss) per share	0.00	(0.01)	(0.00)	(0.00)	0.00	(0.01)	(0.01)	(0.01)

Liquidity and Capital Resources

The Company is an exploration stage company that has not earned any production revenue. Its operations have been dependent mainly on the Rio- Tinto agreement and private placements in the last few years without diluting shareholders' value. The Company may have capital requirements in excess of its currently available resources. In the event the Company's plans change, its assumptions change or prove inaccurate, or its capital resources in addition to projected cash flow, if any, prove to be insufficient to fund operations, the Company may be required to seek additional financing. There can be no assurance that the Company will have sufficient financing to meet its future capital requirements or that additional financing will be available on terms acceptable to the Company in the future.

The following table summarizes the Company's cash flows for the six months ended June 30, 2023, and 2022:

(In thousands of U.S dollars)	Six Months ended June 30, 2023	Six Months ended June 30, 2022
Cash used in operating activities	$2,605	$327
Cash provided by (used in) investing activities	(259)	446
Cash provided by financing activities	3,406	1,175
Increase (decrease) in cash	5,752	1,948
Cash, beginning of period	1,365	842
Cash, end of period	$7,117	$2,790

Page | 17

As at June 30, 2023, the Company had cash of $7,117,000 (December 31, 2022 - $ 1,365,000) and working capital of $273,000 (December 31,2022 - deficit of $556,000). The increase in working capital of $829,000 is primarily due to the conversion of the SAFE notes which decreased current liabilities by $1,131,000 and the completion of Blue Copper Resources Corp's equity financing of $2,000,000. This is partially offset by an increase of accounts payable and accrued liabilities of $232,000 and reclassification of $2,123,000 in convertible debentures from long term to current.

As of June 30, 2023, the Company had convertible debentures with a face value of $3,306,000 and a carrying value of $3,045,000.

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

Related Party Information

The Company's related parties include its directors and officers whose remuneration was as follows, subject to change of control provisions for officers:

(In thousands of U.S dollars)	Six months ended June 30, 2023	Six months ended June 30, 2022
Salaries (1)	$230	$274
Director's fees (2)	21	13
Share-based payments (3)	(162)	530
Interest on convertible debenture (4)	104	1
	$193	$818

(1) Charles Travis Naugle, CEO - $125 (2022 - $125); Stephen Goodman, President, CFO and Corporate Secretary - $105 (2022 - $99); Thomas Patton, Director - $Nil (2022 - $50).

(2) Thomas Pressello, Former Director - $21 (2022 - $13).

(3) Charles Travis Naugle, CEO - ($81) (2022 - $186); Stephen Goodman, President, CFO and Corporate Secretary - ($81) (2022 - $196); Thomas Pressello, Former Director - $Nil (2022 - $21); Tony Alford, Director - $Nil (2022 - $81).

(4) Charles Travis Naugle, CEO - $16 (2022 - $Nil); Tony Alford, Director - $84 (2022 - $1); Ekaterina Naugle, spouse of the CEO - $2 (2022 - $Nil); Stephen Goodman, President, CFO and Corporate Secretary $1 (2022 - Nil); Thomas Pressello, Director - $1 (2022 - $Nil)

Other transactions for the six months ended June 30, 2023:

a) On November 1, 2022, the Company amended an employment agreement with Charles Travis Naugle, the CEO of the Company. The CEO will continue to receive remuneration of $250,000, however, 52% of the salary will be paid in shares of Falcon Butte. The deemed price will be equal to the greater of $0.28 per share and the latest cash financing price raised by Falcon Butte. On November 1, 2022, $32,500 of the annual salary was converted to Falcon Butte shares and on February 1, 2023, $32,500 were converted to Falcon Butte shares. The payment terms are applicable for six months beginning November 1, 2022, and these payment terms can be extended on a quarterly basis.

Page | 18

As a result, for the six months ended June 30, 2023, the CEO of the Company was paid as follows:

  $60,000 in cash
  $43,333 in Falcon Butte shares.

As at June 30, 2023, there was $21,667 in accrued liabilities to the CEO of the Company relating to wages earned but not paid during the period.

b) As at June 30, 2023, there was $Nil (2022 - $11,000) in prepaid expenses to the CEO of the Company relating to wages paid during the year for services subsequent to period end.

c) During the six months ended June 30, 2023, Tony Alford (director), Charles Travis Naugle (CEO), and Stephen Goodman (CFO) subscribed for $1,000,000, $120,000, and $15,000 respectively of unsecured convertible debentures. The debentures bear interest at a rate of 14% per annum and mature on November 2, 2024 and are convertible into shares of the Company at $0.070 ($0.095 CAD) per share until January 2, 2024 and thereafter at $0.074 ($0.10 CAD) per share. During the six months ended June 30, 2023, the Company accrued $156,000 in interest related to the newly issued convertible debentures as well as convertible debentures issued during the year ended December 31, 2022.

Other transactions for the year ended December 31, 2022

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

On April 5, 2022, the Company completed the assignment of the two option agreements for the Butte Valley property. Pursuant to the assignment agreement, Lion CG received 16,049,444 common shares of Falcon Butte. In addition, the Company received a payment of $500,000 from Falcon Butte, as reimbursement of exploration expenditures and related costs incurred by the Company on the Butte Valley Property. The Company recorded a gain of $2,207,000 on the sale of the Butte Valley property.

On April 13, 2022, the Company amended the agreement. Pursuant to the addendum Falcon Butte would pay a total of $500,000 in exchange for a 0.5% buy-down and retirement of certain NSRs. As of December 31, 2022, the Company received $500,000.

b) As per their agreements with the Company, Charles Travis Naugle and Stephen Goodman, the CEO and President/CFO, respectively, are entitled to receive an annual grant of options under the Stock Option Plan of the Company on each Annual Review Date. The number of options will be determined by the Board based on a minimum of 50% and maximum of 150% of the annual base compensation. The exercise price per common share of the Company will be equal to the Market Price (as defined in the TSXV policies) of the Company's common shares as at the Annual Review Date, subject to a minimum exercise price per share of CAD$0.05. The applicable percentage on the annual base salary will be determined by the Board based on an assessment of the performance of the CEO and President/CFO in achieving the Annual Objectives for the relevant Annual Review Period. On May 25, 2022, the CEO and President/CFO were issued a combined 3,300,000 bonus options with an exercise price of $0.085 and an expiry date of May 25, 2027. The CFO was granted 1,470,000 stock options and the CEO was granted 1,830,000 stock options.

c) On June 29, 2022, Thomas Patton, a director of the Company, exercised 2,000,000 warrants with an exercise price of $0.05 per share for gross proceeds of $100,000.

d) As per their agreements with the Company, Charles Travis Naugle, CEO and Stephen Goodman President and CFO were each granted 4,000,000 Restricted Stock Units ("RSUs") on October 21, 2021, which were granted subject to vesting in three equal installments over three years. The grant of RSUs is subject to shareholder approval and further subject to Exchange approval of the RSU Plan and the aforementioned grant thereunder. Pursuant to Exchange policies, RSUs granted prior to shareholder approval of the RSU Plan must be specifically approved by a vote of shareholders excluding the votes of the holders of the Restricted Share Units. As a result of these pending approvals, the RSUs cannot commence vesting any earlier than on date of receipt of the same. If at any point the Company divests its interests, including the option to purchase, absent a merger, sale or similar transaction in a) one of either the Chaco Bear or Ashton projects, then 50% of the total RSUs that have not vested will be cancelled, or b) both the Chaco Bear or Ashton projects, then 100% of the total RSUs that have not vested will be cancelled.

Page | 19

On May 18, 2022, at AGM, Charles Travis Naugle, CEO and Stephen Goodman, President and CFO, were each granted 4,000,000 RSUs.

e) On June 2, 2022, 1,333,333 RSUs issued to Stephen Goodman President and CFO were voluntarily cancelled.

d) On June 3, 2022, 1,333,333 RSU's issued to Charles Travis Naugle, CEO, were released. The RSUs were converted into shares on July 28, 2022.

g) During the year ended December 31, 2022, 3,500,000 options were granted to directors of the Company with an exercise price of $0.067 and expire on May 25, 2027. In addition, 957,713 options were issued to a director of the Company with an exercise price of $0.055 and expires on August 18, 2025.

h) During the year ended December 31, 2022, Tony Alford, director, subscribed for $250,000 of unsecured convertible debentures in Tranche 1. The debentures bear interest at a rate of 14% per annum and mature on February 17, 2024 and are convertible into shares of the Company at $0.067 ($0.085 CAD) per share until June 17, 2023 and thereafter at $0.078 ($0.10 CAD) per share. As of December 31, 2022, the Company accrued $19,000 in interest related to the convertible debentures.

i) During the year ended December 31, 2022, Tony Alford (director), Charles Travis Naugle (CEO), Stephen Goodman (CFO), Thomas Pressello (former director), and Ekaterina Naugle (spouse of CEO) subscribed for $300,000, $147,400, $15,000, $10,000, and $27,600 respectively of unsecured convertible debentures in Tranche 2. The debentures bear interest at a rate of 14% per annum and mature on March 8, 2024 and are convertible into shares of the Company at $0.067 ($0.085 CAD) per share until July 8, 2023 and thereafter at $0.078 ($0.10 CAD) per share. As of December 31, 2022, the Company accrued $34,000 in interest related to the convertible debentures.

j) Blue Copper Resources Corp. has a mineral property lease agreement with a company owned by Charles Travis Naugle, CEO of the Company, to lease a mineral property. The value of the leased property was determined to be $500,000.

Outstanding Share Information at Date of Report

Authorized: Unlimited number of common shares

Number of common shares issued and outstanding as of the date of the MD&A: 309,567,975

Number of stock options outstanding as of the date of the MD&A: 53,159,020

Number of warrants outstanding as of the date of the MD&A: 119,626,027

Number of restricted share units outstanding as of the date of the MD&A: Nil

Page | 20

As of June 30, 2023 and the date of the MD&A, the number of stock options outstanding and exercisable were:

Expiry date	Exercise price (CAD)	Number of options outstanding	Remaining contractual life in years	Number of options exercisable
September 20, 2023	0.06	1,470,000	0.22	1,470,000
June 21, 2024	0.07	1,900,000	0.98	1,900,000
August 8, 2024	0.06	500,000	1.11	500,000
June 20, 2025	0.08	2,450,000	1.98	2,450,000
August 18, 2025	0.072	2,394,283	2.14	2,394,283
June 18, 2026	0.25	3,950,000	2.97	3,950,000
September 17, 2026	0.11	4,500,000	3.22	4,500,000
October 21, 2026	0.09	2,700,000	3.31	2,700,000
December 12, 2026	0.12	750,000	3.45	750,000
May 25, 2027	0.085	9,000,000	3.90	9,000,000
March 2, 2028	0.095	350,000	4.68	350,000
Outstanding, June 30, 2023		29,964,283		29,964,283
July 21, 2028	0.08	23,194,737	4.94	23,194,737
Outstanding, Date of MD&A		53,159,020		53,159,020

As of December 31, 2022, the number of stock options outstanding and exercisable were:

Expiry date	Exercise price (CAD)	Number of options outstanding	Remaining contractual life in years	Number of options exercisable
September 20, 2023	0.06	1,470,000	0.72	1,470,000
June 21, 2024	0.07	1,900,000	1.47	1,900,000
August 8, 2024	0.06	500,000	1.61	500,000
June 20, 2025	0.08	2,450,000	2.47	2,450,000
August 18, 2025	0.072	2,394,283	2.63	2,394,283
June 18, 2026	0.25	3,950,000	3.47	3,950,000
September 17, 2026	0.11	4,500,000	3.72	4,500,000
October 21, 2026	0.09	2,700,000	3.81	2,700,000
December 12, 2026	0.12	750,000	3.95	750,000
May 25, 2027	0.085	9,000,000	4.40	9,000,000
Outstanding, December 31, 2022		29,614,283		29,614,283

The following table summarizes warrants outstanding as of the date of the MD&A, as at June 30, 2023 and December 31, 2022:

Expiry date	Currency	Exercise price	Date of MD&A	June 30, 2023	December 31, 2022
September 13, 2024	USD	0.10	26,488,733	26,488,733	26,488,733
September 27, 2024	USD	0.10	13,152,909	13,152,909	13,152,909
October 21, 2024	USD	0.10	31,672,632	31,672,632	31,672,632
February 17, 2024	USD	0.067	16,044,774	16,044,774	16,044,774
March 8, 2024	USD	0.067	13,805,964	13,805,964	13,805,964
November 2, 2024	USD	0.070	18,461,015	18,461,015	-
Outstanding			119,626,027	119,626,027	101,165,012

The following table summarizes Restricted share units outstanding as of the date of the MD&A, as of June 30, 2023 and December 31, 2022:

Grant Date	Date of MD&A	June 30, 2023	December 31, 2022
June 3, 2022	-	-	5,333,334
Outstanding	-	-	5,333,334

Page | 21

Risks Factors and Uncertainties

The Company is subject to many risks and uncertainties, each of which could have an adverse effect on the results, business prospects or financial position.

The board of directors has overall responsibility for establishing and oversight of the Company's risk management framework. The Company examines the various financial instrument risks to which it is exposed and assesses the impact and likelihood of those risks. Financial instruments consist of cash, accounts payable, derivative liabilities and convertible debentures.

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

Page | 22

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

Subsequent Events

On July 21, 2023, the Company issued 23,194,737 options to certain directors, officers, employees, and consultants with an exercise price of C$0.08 (US$0.06) per share and expire five years from the date of grant.

Off - Balance Sheet Arrangements

The Company has not entered any off-balance sheet arrangements.

Initial adoption of new accounting standards

Adoption of new accounting standards have been disclosed in Note 3 of the Company's consolidated financial statements for the year ended December 31, 2022 and to the condensed interim consolidated financial statements for the six months ended June 30, 2023.

Significant Accounting Policies

The condensed interim consolidated financial statements for the six month ended June 30, 2023 have been prepared in accordance with U.S. GAAP.

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

Accordingly, the Company has prepared financial statements that comply with U.S. GAAP applicable as at June 30, 2023 and December 31, 2022, together with the comparative period data for the six months ended June 30, 2022. The most significant change in accounting policy is as follows:

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

Page | 23

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

Page | 24

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

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures

The Company has no active mining operations or dormant mining assets currently and has no outstanding mine safety violations or other regulatory safety matters to report.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

3.1(1)	Certificate of Incorporation and Certificates of Change of Name

3.2	Notice of Articles dated July 28, 2023

3.3(2)	Articles dated June 21, 2018

31.1	Certification of the Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934 (filed herewith)

31.2	Certification of the Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934 (filed herewith)

32.1	Section 1350 Certification of the Principal Executive Officer (filed herewith)

32.2	Section 1350 Certification of the Principal Financial Officer (filed herewith)

101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

________________

(1) Previously filed as exhibit to the Form 10-K filed March 31, 2023 and incorporated herein by reference.

(2) Previously filed as exhibit to the Form 20-F filed April 30, 2020 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2023	LION COPPER AND GOLD CORP.
(Registrant)

	By:	/s/ Charles Travis Naugle
Principal Executive Officer

	By:	/s/ Stephen Goodman
Principal Financial Officer