Form 10-Q
period 2023-09-30
LION COPPER & GOLD CORP.
filed 2023-11-13
CIK 1339688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

917-371-2966

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of November 13, 2023, the registrant's outstanding common stock consisted of 309,667,975 shares.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Lion Copper and Gold Corp.

Condensed Interim Consolidated Financial Statements

For the three and nine months ended September 30, 2023 and 2022

(Expressed in thousands of U.S. Dollars)

Lion Copper and Gold Corp. Condensed Interim Consolidated Balance Sheets As at September 30, 2023 and December 31, 2022 (Unaudited - In thousands of U.S. Dollars)

	Note	September 30, 2023	December 31, 2022

ASSETS

Current assets
Cash		$4,975	$1,365
Other receivables		6	7
Prepaid and deposit		96	56
		5,077	1,428

Mineral properties	4,14	7,552	7,884
Reclamation bonds		9	23
Investment in associate	5	1,493	1,504
Total assets		$14,131	$10,839

LIABILITIES

Current liabilities
Accounts payable		$371	$232
Accrued liabilities		-	4
Rio Tinto Deposit	6	3,064	613
SAFE Notes	10	-	1,131
Derivative liabilities	8	46	4
Convertible Debentures - current	8,9,13	2,253	-
		5,734	1,984

Convertible debentures - long term	8,9,13	1,038	1,874
Total liabilities		6,772	3,858

Stockholders' equity
Share capital, No par value, unlimited common shares authorized; 309,567,975 issued and outstanding (2022 - 309,567,975)	11	105,396	105,384
Additional paid-in capital	12	24,168	23,043
Deficit		(125,422)	(121,834)
Non-controlling interest	7	3,217	388
Total stockholders' equity		7,359	6,981
Total liabilities and stockholders' equity		$14,131	$10,839

NATURE OF OPERATIONS AND GOING CONCERN (Note 1)

COMMITMENTS (Note 15)

CONTINGENCIES (Note 16)

SUBSEQUENT EVENTS (Note 18)

Approved on behalf of the Board of Directors on November 8, 2023:

/s/ "Travis Naugle"	/s/ "Stephen Goodman"
Chief Executive Officer	President & Chief Financial Officer

The accompanying notes form an integral part of these condensed interim consolidated financial statements.

Lion Copper and Gold Corp.

Condensed Interim Consolidated Statements of Operations and Comprehensive Loss

For the three and nine months ended September 30, 2023 and September 30, 2022

(Unaudited - In thousands of U.S. Dollars, except for shares and per share amounts)

		Three months ended September 30,		Nine months ended September 30,
	Note	2023	2022	2023	2022

Operating expenses
Exploration expenditures	4	$1,344	$1,019	$4,753	$2,931
Rio Tinto Deposit		(1,262)	(695)	(4,834)	(2,364)
General office		35	2	117	77
Interest		117	64	316	69
Insurance		22	19	56	44
Investor relations and corporate development		15	18	21	47
Professional fees		333	99	974	522
Rent		4	3	12	10
Salaries and benefits	13	324	135	998	654
Share-based payments	12,13	1,269	522	1,133	1,217
Transfer agent and regulatory		10	25	74	97
Travel		19	11	47	41
Operating loss		(2,230)	(1,222)	(3,667)	(3,345)

Non-operating Income/(expenses)
Fair value gain on derivative liabilities	8	6	17	487	52
Foreign exchange gain		-	12	-	24
Gain on settlement of debt	5	-	(4)	-	2
Accretion expense	9	(129)	(47)	(324)	(51)
Gain on sale of Butte Valley	4,11	-	-	-	2,207
Gain on transfer of shares	5	-	-	22	-
NSR buy-down	4,11	-	250	-	500
Loss on revaluation of SAFE notes	10	-	-	(305)	-
Share of income (loss) in associate	5	3	(42)	(1)	(73)
Interest and other income		32	-	95	-
Impairment of mineral properties	4	-	-	(602)	-
		(88)	186	(628)	2,661
Net loss and comprehensive loss for the period		$(2,318)	$(1,036)	$(4,295)	$(684)

Net loss and comprehensive loss attributed to:
Stockholders of the Company		$(2,060)	$(1,036)	$(3,588)	$(684)
Non-controlling interest	7	$(258)	$-	$(707)	$-

loss per share, basic and diluted		$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of shares outstanding - basic		309,602,758	308,596,326	309,579,697	302,844,171
Weighted average number of shares outstanding - diluted		309,602,758	308,596,326	309,579,697	302,844,171

The accompanying notes form an integral part of these condensed interim consolidated financial statements.

Lion Copper and Gold Corp.

Condensed Interim Consolidated Statements of Changes in Equity

For the nine months ended September 30, 2023 and year ended December 31, 2022

(Unaudited - In thousands of U.S. Dollars, except for shares)

	Notes	Common shares	Share capital	Additional paid-in capital	Deficit	Non-controlling interest	Total stockholders' equity
Balance at December 31, 2021		293,806,611	$104,340	$22,012	$(120,018)	$-	$6,334
Shares issued for mineral properties	4,11	9,500,000	625	-	-	-	625
Shares issued to settle debt	11	2,928,031	181	-	-	-	181
Shares issued for warrants exercised	11,12	2,000,000	149	(49)	-	-	100
BCRC issuance of preferred shares	4, 7	-	-	-	-	500	500
Grant of RSUs	11,12	1,333,333	93	-	-	-	93
Share issuance costs		-	(4)	-	-	-	(4)
Share-based payments	12	-	-	1,080	-	-	1,080
Net loss for the year		-	-	-	(1,816)	(112)	(1,928)
Balance at December 31, 2022		309,567,975	$105,384	$23,043	$(121,834)	$388	$6,981

Balance at December 31, 2022		309,567,975	$105,384	$23,043	$(121,834)	$388	$6,981
Share-based payments	12	-	-	1,133	-	-	1,133
Exercise of options		100,000	12	(8)	-	-	4
Issuance of common shares of BCRC	7	-	-	-	-	3,536	3,536
Net loss for the period		-	-	-	(3,588)	(707)	(4,295)
Balance at September 30, 2023		309,667,975	$105,396	$24,168	$(125,422)	$3,217	$7,359

The accompanying notes form an integral part of these condensed interim consolidated financial statements.

Lion Copper and Gold Corp. Condensed Interim Consolidated Statements of Cash Flow For the nine months ended September 30, 2023 and 2022 (Unaudited - In thousands of U.S. Dollars)

	For the nine months ended September 30,
	2023	2022

Cash flows provided (used) in operating activities
Loss for the period	$(4,295)	$(684)
Non-cash transactions:
Interest expense	316	77
Accretion expense	324	51
Loss on settlement of debt	-	(2)
Fair value gain on derivative liabilities - warrants	(487)	(52)
Gain on Sale of Butte Valley	-	(2,207)
Gain on transfer of investment shares	(22)	-
Share of loss of investment in associate	1	73
Wages settled through transfer of investment shares	33	-
Share-based payments	1,133	1,217
Loss on revaluation of SAFE notes	305	-
Impairment of mineral properties	602	-

Changes in operating assets and liabilities:
Other receivables	1	2
Trade payables and other liabilities	(99)	(886)
Prepaid and deposit	(40)	(13)
Rio Tinto deposit	2,684	1,636
Net cash provided (used) by operating activities	456	(788)

Cash flows used in investing activities
Capitalized expenditures on mineral properties	(270)	(294)
Sale of Butte Valley	-	500
Reclamation bond	14	12
Net cash provided (used) in investing activities	(256)	218

Cash flows provided by financing activities
Proceeds from convertible debentures	1,306	1,875
Exercise of Warrants	-	100
Proceeds from SAFE notes	100	-
BCRC - Proceeds from private placement	2,000	-
Exercise of options	4	-
Net cash provided by financing activities	3,410	1,975
Increase in cash	3,610	1,405
Cash, beginning of period	1,365	842
Cash, end of period	$4,975	$2,247

Supplemental cash flow information
Shares issued for conversion of SAFE notes	1,536	-
Shares issued for mineral properties	-	625
Shares issued to Settle Debt	-	62

The accompanying notes form an integral part of these condensed interim consolidated financial statements.

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements
For the three and nine months ended September 30, 2023 and 2022
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

These condensed interim consolidated financial statements are prepared on a going concern basis, which contemplates that the Company will be able to meet its commitments, continue operations and realize its assets and discharge its liabilities in the normal course of business for at least twelve months from the date of approval from the Board of Directors. The Company has incurred ongoing losses and expects to incur further losses in the advancement of its business activities. For the nine months ended September 30, 2023 and 2022, the Company incurred a net loss of $4,295 (2022 - Net loss $684). As at September 30, 2023, the Company had cash of $4,975 (December 31, 2022 - $1,365), working capital deficit of $657 (December 31, 2022 - deficit of $556) and an accumulated deficit of $125,422 (December 31, 2022 - $121,834).

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

For the three and nine months ended September 30, 2023 and 2022

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

These condensed interim consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (the "SEC"), effective for the nine months ended September 30, 2023. Certain information or footnote disclosures normally included in condensed interim consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying condensed interim consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

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

For the three and nine months ended September 30, 2023 and 2022

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

2. BASIS OF PRESENTATION (continued)

Statement of compliance (continued)

	Percentage ownership
Subsidiaries	September 30, 2023	December 31, 2022	Country of incorporation
Quaterra Alaska Inc. ("Quaterra Alaska")	100.0%	100.0%	USA
Singatse Peak Services, LLC ("SPS")	100.0%	100.0%	USA
Blue Copper Resources Corp ("BCRC")	48.8%	79.3%	USA
Blue Copper LLC	48.8% indirect through BCRC	79.3% indirect through BCRC	USA
Blue Copper Royalties LLC ("BCR LLC")	48.8%	0%	USA

On March 30, 2022, Six Mile was dissolved, and its assets were transferred to Quaterra Alaska.

On December 13, 2022, Quaterra Alaska assigned and transferred 100% of its outstanding interest held in Blue Copper LLC to BCRC.

On August 25, 2023, BCR LLC was incorporated and on September 6, 2023, BCRC carried out a re-organization of its assets and capital structure through an assignment transaction with BCR LLC. The Company assessed the impact of the re-organization and concluded the Company still has common control over BCRC and BCR LLC. As such, the re-organization is a transaction between entities under common control and the assets transferred are accounted for at their carrying values. See Notes 4 and 7.

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

During the nine months ended September 30, 2023, the Company's ownership in BCRC dropped from 79.3% to 48.8% and management assessed control exists and continues to consolidate BCRC as at September 30, 2023. In the absence of majority holdings, the Company will continue to consolidate BCRC as the Company has representation on the board of directors, and management of BCRC and the Company is shared.

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements

For the three and nine months ended September 30, 2023 and 2022

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

4. MINERAL PROPERTIES

Total mineral property acquisition costs are listed in the table below:

	Singatse Peak Services ("SPS")					Lion CG ("LCG")	Quaterra Alaska ("QTA")		Blue Copper Resources Corp ("BCRC")
(In thousands of U.S dollars)	MacArthur	Yerington	Bear	Wassuk	Copper Canyon	Chaco Bear & Ashton	Butte Valley	Blue Copper	Groundhog	Blue Copper	Total
	$	$	$	$	$	$	$	$	$	$	$
Balance December 31, 2021	2,489	1,195	1,532	1,405	-	-	200	-	-	-	6,821
Acquisition costs	-	-	193	-	-	602	-	118	-	500	1,413
Assignment of Butte Valley	-	-	-	-	-	-	(200)	-	-	-	(200)
Transfer to BCRC	-	-	-	-	-	-	-	(118)	-	118	-
Paid by Rio Tinto	-	-	(150)	-	-	-	-	-	-	-	(150)
Total additions (disposals) for the year	-	-	43	-	-	602	(200)	-	-	618	1,063
Balance December 31, 2022	2,489	1,195	1,575	1,405	-	602	-	-	-	618	7,884

Acquisition costs	-	-	131	-	10	-	-	-	-	260	401
Impairment	-	-	-	-	-	(602)	-	-	-	-	(602)
Paid by Rio Tinto	-	-	(131)	-	-	-	-	-	-	-	(131)
Total additions (disposals) for the period	-	-	-	-	10	(602)	-	-	-	260	(332)
Balance September 30, 2023	2,489	1,195	1,575	1,405	10	-	-	-	-	878	7,552

The Company owns a 100% interest in the MacArthur and Yerington properties and has an option to earn a 100% interest in the Bear and Wassuk properties in Nevada. During the nine months ended September 30, 2023, the Company terminated its option to earn a 100% interest in the Chaco Bear and Ashton properties in British Columbia.

During the nine months ended September 30, 2023 and year ended December 31, 2022, the Company:

  On December 13, 2022, the Company transferred its 100% interest in the Blue Copper Project in Montana and its 90% interest in the Groundhog property in Alaska to Blue Copper Resources Corp., an entity in which the Company holds 48.8% at September 30, 2023 (December 31, 2022 - 79.3%) ownership of, which also holds a leased interest in the Arnold, Snowbird & Montana property (Notes 4(d)(e)(h)).
  On April 5, 2022, the Company sold and assigned the Butte Valley option agreements to Falcon Butte Minerals Corp. (Note 4(e));

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements

For the three and nine months ended September 30, 2023 and 2022

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

4. MINERAL PROPERTIES (continued)

  On February 10, 2023 the Company announced the commencement of its 2023 exploration program. The exploration program is composed of 10,000 ft of core drilling, 9,500 ft of reverse circulation drilling and various soil and rock chip sampling programs. The primary exploration targets include the Bear Deposit, and other reconnaissance targets.
  On April 18, 2023, BCRC entered into a lease for a Montana property and paid an initial cash payment of $200.
  On May 12, 2023, BCRC made a payment of $60 for the Freedom and Cyclone claims in Montana.
  On June 1, 2023, Lion CG and Houston terminated the option agreement surrounding the Chaco Bear and Ashton Properties. (Note 4, (g))
  On August 21, 2023, SPS acquired the Copper Canyon Prospect. The terms of the acquisition require SPS to pay the BLM claim fees and reimburse Convergent 5% of SPS's future exploration costs up to a maximum of $100. (Note 4, (f))
  On September 6, 2023, BCRC carried out a re-organization of its assets and capital structure by transferring the Butte Valley Royalty and the Nieves Royalty assets to Blue Copper Royalties, LLC. (Note 7)

Total exploration expenditures recorded on the condensed interim consolidated statements of operations and comprehensive Loss are listed in the tables below:

Exploration expenditures incurred for the nine months ended September 30, 2023

	Singatse Peak Services						Lion CG	Blue Copper Resources Corp
(In thousands of U.S dollars)	MacArthur	Yerington	Bear	Wassuk	Prospects	Copper Canyon	Chaco Bear & Ashton	Groundhog	Blue Copper	Recon	Nevada	Arizona	Total
	$	$	$	$	$	$	$	$	$	$	$	$	$
Property maintenance	165	72	-	57	1	-	-	-	209	-	-	-	504
Assay & Labs	65	21	52	-	59	-	-	-	-	-	-	-	197
Drilling	191	3	1,325	-	304	-	-	-	-	-	-	-	1,823
Environmental	5	260	-	-	-	-	-	-	-	-	-	-	265
Geological & mapping	-	-	-	-	-	-	-	-	4	-	-	-	4
Geophysical surveys	2	5	23	-	-	-	-	-	17	10	11	117	185
Technical study	-	992	-	-	-	1	-	-	3	-	-	-	996
Field support	-	1	75	-	1	-	-	45	488	4	150	15	779
Total expenses incurred	428	1,354	1,475	57	365	1	-	45	721	14	161	132	4,753
Total Expenditures funded by Rio Tinto	(428)	(1,354)	(1,475)	(57)	(365)	-	-	-	-	-	-	-	(3,679)
Total Expenditures funded by Lion CG	-	-	-	-	-	1	-	45	721	14	161	132	1,074

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements

For the three and nine months ended September 30, 2023 and 2022

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

4. MINERAL PROPERTIES (continued)

Exploration expenditures incurred for the nine months ended September 30, 2022

	Singatse Peak Services				Lion CG	Quaterra Alaska
(In thousands of U.S dollars)	MacArthur	Yerington	Bear	Wassuk	Chaco Bear & Ashton	Groundhog	Butte Valley	Blue Copper	Total
	$	$	$	$	$	$	$	$	$
Property maintenance	159	64	-	55	-	-	2	160	440
Assay & Labs	76	-	-	-	-	-	-	-	76
Drilling	466	421	-	-	-	-	-	-	887
Environmental	284	105	-	-	-	-	-	10	399
Geological & mapping	-	-	-	-	18	-	-	25	43
Geophysical surveys	61	1	5	-	-	-	11	59	137
Technical study	338	16	-	-	-	-	-	-	354
Field support	379	105	-	-	-	45	10	56	595
Total expenses incurred	1,763	712	5	55	18	45	23	310	2,931
Total Expenditures funded by Rio Tinto	(1,464)	(708)	-	-	-	-	-	-	(2,172)
Total Expenditures funded by Lion CG	299	4	5	55	18	45	23	310	759

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements

For the three and nine months ended September 30, 2023 and 2022

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

4. MINERAL PROPERTIES (continued)

a) MacArthur and Yerington Properties, Nevada

Located in the historic copper district of Yerington, Nevada, the Company's Yerington Mine and MacArthur properties are 100% owned by Singatse Peak Services LLC, a wholly-owned subsidiary of Lion CG.

The MacArthur Project consists of 902 unpatented lode claims and 8 placer claims totaling approximately 18,800 acres on lands administered by the U.S. Department of Interior - Bureau of Land Management (BLM).

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

On July 23, 2021, the Company received a notice from the State of Nevada that three water rights permits had been forfeited. Further, the application for an extension of time to prevent forfeiture of a fourth certificate was denied. On August 20, 2021, the Company filed a Petition for Judicial Review of the Forfeiture Notice and has retained legal counsel to undertake the appeal process. SPS subsequently filed and was granted a Stay of the Forfeiture Notice on September 15, 2021. SPS filed its Opening Brief on March 28, 2022. The State Engineer filed its Answering Brief on July 8, 2022. SPS filed its Reply Brief on August 25, 2022. A hearing regarding the status of the forfeiture appeal was held in the Third Judicial Court District in Lyon County on November 4, 2022. On December 6, 2022, the Judge remanded the case back to the State for further written findings based on issues raised at the hearing.

On August 30, 2023, SPS received written notice from the Nevada State Engineer in response to the Remand Order that the three water rights applications for Extensions of Time were denied and declared forfeited. The fourth certificate was not forfeited although the Extension of Time has not yet been approved. On September 28, 2023 SPS simultaneously timely filed an Amended Petition for Review and a Complaint for Equitable Relief with the Third Judicial District Court in Lyon County, Nevada seeking judicial relief from the August 30 Forfeiture Notice. On October 10, 2023, the Judge signed an order granting a Stipulated Stay of the August 30, 2023 Forfeiture Notice while the appeal process is ongoing. Just as SPS did with the initial forfeiture decision that was remanded by the Court, SPS will diligently defend against the wrongful forfeiture of its water rights with clear evidence of the need for those water rights in mine remediation, production and reclamation.

On May 15 2022, the Company and Rio Tinto America mutually agreed on a Stage 1 program of work with funding supplied by Rio Tinto to be applied against the Company's MacArthur and Yerington properties as work progresses (Notes 4(j), 6).

On January 13, 2023, the Company received $7,500 from Rio Tinto America comprising of $5,000 for Stage 2 work and $2,500 as an immediate advance on part of the Stage 3 financing to be applied against the Company's MacArthur and Yerington properties. On October 5, 2023, an amendment was signed for the modification of the Stage 2 Program of Work (Notes 4(j), 6).

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements

For the three and nine months ended September 30, 2023 and 2022

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
  $5,000 for Yerington Mining, purchase option expiring in Q4 2024;
  $8,975 for Circle Bar N, purchase option expiring in June 2024;
  $22,770 for Desert Pearl Farms, purchase option expiring in 2029.

On May 15, 2022, the Company and Rio Tinto America mutually agreed on a Stage 1 program of work with funding supplied by Rio Tinto to be applied against the Company's Bear property as work progresses during 2023 (Notes 4(j), 6).

On January 13, 2023, the Company received $7,500 from Rio Tinto America comprising of $5,000 for Stage 2 work and $2,500 as an immediate advance on part of the Stage 3 financing to be applied against the Company's Bear properties during 2023. On October 5, 2023, an amendment was signed for the modification of the Stage 2 Program of Work (Notes 4(j), 6).

c) Wassuk, Nevada

The Wassuk property consists of 310 unpatented lode claims totaling approximately 6,400 acres on lands administered by the BLM.

The Company fulfilled the purchase option on January 14, 2023.

The property is subject to a 3% NSR upon commencing commercial production, which can be reduced to a 2% NSR royalty in consideration of $1,500.

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements

For the three and nine months ended September 30, 2023 and 2022

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

4. MINERAL PROPERTIES (continued)

c) Wassuk, Nevada (continued)

On May 15, 2022, the Company and Rio Tinto America mutually agreed on a Stage 1 program of work with funding supplied by Rio Tinto to be applied against the Company's Wassuk property as work progresses during 2023 (Notes 4(j), 6).

On January 13, 2023, the Company received $7,500 from Rio Tinto America comprising of $5,000 for Stage 2 work and $2,500 as an immediate advance on part of the Stage 3 financing to be applied against the Company's Wassuk properties during 2023. On October 5, 2023, an amendment was signed for the modification of the Stage 2 Program of Work (Notes 4(j), 6).

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

Pursuant to the agreement, Lion CG's 100% owned subsidiary Quaterra Alaska received $500 and was granted an equity position in Falcon Butte, and provided a 1.5% NSR on each of the Butte Valley optioned properties (Nevada Select and North Exploration), subject to a buy-down to a 1.0% NSR in exchange for a payment of $7,500 for each of the optioned properties.

On April 5, 2022, the Company completed the assignment of the two option agreements for the Butte Valley Property and the Company received 16,049,444 common shares of Falcon Butte with a fair value of $1,906 and $500 cash for the property, resulting in a gain on sale of $2,207 (Notes 5, 13).

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

For the three and nine months ended September 30, 2023 and 2022

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

4. MINERAL PROPERTIES (continued)

f) Copper Canyon, Nevada

On August 21, 2023, the Company entered into a Purchase and Sale Agreement with Convergent Mining, LLC, whereby the Company purchased the title to the Copper Canyon claims from Convergent Mining, LLC. As consideration, the Company paid $10 in necessary claim fees. Further, the Company will be required to pay an Exploration fee to Convergent Mining, LLC calculated as:

  5% of the first $2,000 of qualifying exploration costs, not exceeding $100

g) Chaco Bear and Ashton Properties, British Columbia

On August 25, 2021, the Company entered into a non-binding letter of intent with Houston Minerals Ltd. setting forth the terms of an option whereby the Company may acquire a 100% interest in the Chaco Bear and Ashton properties in British Columbia.

On June 1, 2023, Lion CG and Houston terminated the option agreement surrounding the Chaco Bear and Ashton properties. As at September 30, 2023, Lion CG impaired the full balance of property and recognized $602 in impairment expense.

h) Blue Copper Prospect, Montana

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

i) Recon, Nevada, Arizona, and other prospects

During the nine months ended September 30, 2023, Blue Copper Resources Corp incurred $307 in evaluation expenditures on reconnaissance on its Nevada, and Arizona properties in order to determine whether they warranted further pursuit.

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements

For the three and nine months ended September 30, 2023 and 2022

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

4. MINERAL PROPERTIES (continued)

i) Recon, Nevada, Arizona, and other prospects (continued)

During the nine months ended September 30, 2023, the Company, through Singatse Peak Services, incurred $365 in evaluation expenditures, which was covered by Rio Tinto, on other prospects in order to determine whether they warranted further pursuit.

j) Option to Earn-in Agreement with Rio Tinto

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

On October 5, 2023, an amendment was signed for the modification of the Stage 2 Program of Work. The significant updates are related to the following:

  The term of Stage 2 of the Option Agreement has an end date of January 12, 2024. The Parties extend that end date by 9 months, to September 12, 2024 to continue study work, including testing and evaluation of the Nuton Technologies.
  Subject to internal approvals, Nuton LLC ("Nuton"), on behalf of Rio Tinto, will advance US$10,000 of the Stage 3 Earn-In Not to Exceed Amount to Lion CG for the Stage 2b Program of Work within 30 days of completion of Stage 2a (Stage 2a is defined as the Stage 2 Program of Work activities performed up until January 12, 2024).
  Should the Parties agree that Stage 2c is necessary, the Parties will memorialize the scope of work in a letter agreement. Subject to internal approvals, Nuton will advance another US$5,000 of the Stage 3 Earn-In Not to Exceed Amount to Lion CG within 30 days of the execution of the Stage 2c Program of Work Agreement.

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements

For the three and nine months ended September 30, 2023 and 2022

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

4. MINERAL PROPERTIES (continued)

j) Option to Earn-in Agreement with Rio Tinto (continued)

  The Parties agree that Lion CG may allocate $50 per month for its corporate G&A expenses from the funds paid under the payments above (if any) and such allocation will be detailed in the relevant Program of Work Agreement(s).

Stage 3 - Feasibility Study

Within sixty (60) days of the completion of Stage 2, Rio Tinto shall provide notice to Lion CG whether Rio Tinto will exercise its Option and fund a Feasibility Study based on the results of the Stage 1 and Stage 2 work programs. Rio Tinto will fully-fund the Feasibility Study and ancillary work completed by Lion CG in amount, in aggregate of Stages 1 through 3, not to exceed $50,000.

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

For the three and nine months ended September 30, 2023 and 2022

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

5. INVESTMENT IN ASSOCIATE

On April 5, 2022, the Company received 16,049,444 shares in Falcon Butte Minerals Corp. (formerly 1301666 BC Ltd., "Falcon Butte"), a private British Columbia company established to acquire mineral resource properties, in connection with a property acquisition agreement to assign the Company's options to acquire the Butte Valley property (Note 4). At the time of acquisition, the 16,049,444 shares represented 25.54% of shares outstanding, and as at September 30, 2023 and December 31, 2022, the Company's share ownership was reduced to 20.48% and 19.44% respectively. The Company and Falcon Butte have one common director and managerial personnel, as such, management has assessed that the Company has significant influence over Falcon Butte and that the investment should be accounted for using the equity method of accounting.

The opening balance of the investment was determined to be $1,906 ($2,374 CAD), which represents the fair value of the shares received. The value of the shares was determined based on Falcon Butte's unit financing that closed concurrently with the property acquisition using Goal Seek analysis to determine the value of the shares. This analysis required various estimates such as volatility which was estimated to be 100%, and discount rate estimated to be 0.02%. The Company's share of net income (loss) for the period from acquisition on April 5, 2022 to December 31, 2022 and from January 1, 2023 to September 30, 2023 was $(389) and $(1), respectively. The portion of net income attributable to the Company was determined using the weighted average percentage of voting rights held by the Company throughout the period.

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

Summarized financial information of Falcon Butte and a reconciliation of the carrying amount of the investment in the condensed interim consolidated financial statements are set out below:

Summarized statement of loss

(Expressed in thousands of U.S. Dollars)

	Nine months ended September 30, 2023	Period from April 5 to December 31, 2022
Operating expenses
General and administrative expenses	$3,490	$3,313
Total operating expenses	3,490	3,313

Gain on settlement of debt	-	(100)
Fair value (gain) loss on derivative liability	(129)	4
Other income	(3,526)	(1,093)
Impairment	56	-
Foreign exchange loss (gain)	114	(396)
Net loss (income)	$5	$1,728

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements

For the three and nine months ended September 30, 2023 and 2022

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

5. INVESTMENT IN ASSOCIATE (continued)

A continuity of the Company's investment in associate is as follows:

Balance December 31, 2021	$-
Initial investment	1,906
Transfer of shares to the CEO	(13)
Company's share of net loss	(389)
Balance December 31, 2022	$1,504
Transfer of shares to the CEO	(10)
Company's share of net loss	(1)
Balance September 30, 2023	$1,493

6. RIO TINTO DEPOSIT

On May 15, 2022, the Company received $4,000 in connection to Stage 1 of the option to Earn-in Agreement with Rio Tinto America Inc (Note 4 (j)). The Company and Rio Tinto America mutually agreed on the Stage 1 program of work and the balance of the deposit will be applied against the Company's Yerington, MacArthur, Wassuk property, and Bear mineral properties as work progresses. On January 5, 2023, the Company announced the completion of Stage 1 Program of Work. Subsequently, on March 20, 2023, the Company and Rio Tinto formally agreed to proceed with the stage 2 Program of Work.

On January 13, 2023, the Company received $7,500 from Rio Tinto America comprising of $5,000 for Stage 2 work and $2,500 as an immediate advance on part of the Stage 3 financing to be applied against the Company's MacArthur, Yerington, Bear, and Wassuk properties as work progresses on Stage 2 program of work (Notes 4(j)).

A continuity of the Company's Rio Tinto deposit is as follows:

Balance December 31, 2021	$-
Proceeds received	4,000

Funds applied to capitalized acquisition costs (Note 4)	(150)
Funds applied to exploration expenditures (Note 4)	(3,086)
Funds applied to general operating expenditures	(151)
Balance December 31, 2022	$613

Proceeds received	7,500
Funds applied to reclamation deposit	(8)
Funds applied to capitalized acquisition costs (Note 4)	(131)
Funds applied to exploration expenditures (Note 4)	(3,679)
Funds applied to prepaid expenses	(100)
Funds applied to general operating expenditures	(1,131)
Balance September 30, 2023	$3,064

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements

For the three and nine months ended September 30, 2023 and 2022

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

On September 6, 2023, Blue Copper Resources Corp., a Wyoming corporation ("BCRC"), carried out a re-organization of its assets and capital structure (the transaction described herein is referred to as the "Reorganization"). On August 25, 2023 a new entity, Blue Copper Royalties, LLC ("BCR LLC") was organized in Wyoming. BCR LLC subsequently adopted an Operating Agreement that provided for issuance of LLC Interests to its Members in the same amounts as shares issued to Shareholders of BCRC. On September 6, 2023, two of the mining assets, commonly referred to as the Falcon Butte Royalty and the Nieves Royalty, that had been held by BCRC were assigned to BCR LLC in exchange for 100% of the issued and outstanding LLC Interests of BCR LLC. The Nieves Royalty may only be transferred with the written consent of a third party which was received October 23, 2023 resulting in the Nieves property transferring immediately. The same LLC interests were immediately distributed pro rata to the shareholders of BCRC. Furthermore, BCRC had previously issued Warrants to purchase 7,936,508 (total of 23,809,524 common share purchase warrants) shares of Common Stock of BCRC at a Warrant Price of $0.1500 per Share. As part of the Reorganization, these Warrants were exchanged by the Warrant Holders for two new Warrants; one issued by BCRC to purchase 7,936,508 Shares of BCRC at a Warrant Price of $0.1332 per Share, and the other issued by BCR LLC to purchase 7,936,508 LLC Units of BCR LLC at a Warrant Price of $0.0168 per LLC Unit. The exchange transaction was accounted for under ASC 815 whereby the effect of the exchange was measured as the excess of the fair value of the exchanged warrant over the fair value of the warrant immediately before it is exchanged. Using this method, the effect of the exchange was calculated to be $Nil. As a result of the Reorganization and the issuance and distribution of these LLC Interests, each shareholder of BCRC holds the same percentage interest in BCRC as the shareholders holds in BCR LLC. Additionally, the Warrant Holders now holds two Warrants, one issued by each of BCRC and BCR LLC, with the aggregate value of the two warrants equal to the aggregate value of the Warrant that they held prior to the exchange. The net effect is that the capital structure of BCR LLC matches the capital structure of BCRC, including the issuance of new Warrants, and the Butte Valley Royalty and Nieves Royalty are now held by BCR LLC rather than BCRC.

At September 30, 2023, the Company held 48.8% of shares in BCRC. In the absence of majority holdings, the Company will continue to consolidate BCRC as the Company has representation on the board of directors, and management of BCRC and the Company is shared.

At September 30, 2023, the Company held 48.8% of shares in BCR LLC. In the absence of majority holdings, the Company will continue to consolidate BCR LLC as the management of BCR LLC and the Company is shared, and the Company's management can influence business decisions on the basis of BCR LLC.

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements

For the three and nine months ended September 30, 2023 and 2022

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

7. NON-CONTROLLING INTEREST (continued)

The following table summarizes the balance recognized as NCI during the year ended December 31, 2022 and nine months ended September 30, 2023:

Balance December 31, 2021	$-
Preferred stock issued for the Arnold, Snowbird & Montana property	500
Net loss and comprehensive loss attributable to NCI	(112)
Balance December 31, 2022	$388
Issuance of common shares for conversion of SAFE notes	1,536
Issuance of common shares equity financing	2,000
Net loss and comprehensive loss attributable to NCI	(707)
Balance September 30, 2023	$3,217

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

During the period ended September 30, 2023, the Company issued certain share purchase warrants and issued convertible debt with a conversion feature that are both exercisable in a currency different from the Company's functional currency (Note 9). The warrants and the conversion feature were classified as derivative liabilities, carried at fair value and revalued at each reporting date.

A continuity schedule of the Company's derivative liabilities is as follows:

Balance December 31, 2021	$55
Expiry of warrants	(55)
Issuance of Warrants (Note 9)	247
Issuance of convertible debentures with conversion feature (Note 9)	131
Fair value change on derivative liabilities	(374)
Balance December 31, 2022	4
Issuance of Warrants (Note 9)	280
Issuance of convertible debentures with conversion feature (Note 9)	248
Fair value change on derivative liabilities	(487)
Balance September 30, 2023	$46

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements

For the three and nine months ended September 30, 2023 and 2022

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

For the three and nine months ended September 30, 2023 and 2022

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

The fair value of the warrants and conversion features were determined using the Black-Scholes Option Pricing Model using the assumptions set out as follows:

	Initial recognition in 2022	Fair value at December 31, 2022	Initial recognition in 2023	Fair value at September 30, 2023
Risk-free interest rate	3.20% - 3.84%	4.07%	4.27%	4.83%
Expected volatility	10%	10%	10%	10%
Dividend yield	0%	0%	0%	0%
Expected life	1.36 - 1.67 years	1.13 - 1.19 years	1.67 years	0.38 - 1.09 years

A continuity schedule of the Company's convertible debt is as follows:

Balance as at January 1, 2022	$-
Issued	2,000
Fair value of conversion Note	(131)
Fair value of Warrants	(247)
Accretion	108
Interest	144
Balance as at December 31, 2022	$1,874
Issued	1,306
Fair value of conversion feature	(280)
Fair value of warrants	(248)
Accretion	324
Interest	316
Balance as at September 30, 2023	$3,291

Current	2,253
Long-term	1,038

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements

For the three and nine months ended September 30, 2023 and 2022

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

10. SIMPLE AGREEMENT FOR FUTURE EQUITY

During the year ended December 31, 2022, Blue Copper Resources Corp. raised $198 with a valuation cap of $1,450 and $569 with a valuation cap of $4,120, respectively, by entering into Simple Agreement for Future Equity Notes ("SAFE Note") with several parties.

During the nine months ended September 30, 2023, BCRC raised an additional $100 with a valuation cap of $4,120 by entering into SAFE notes with several parties. The private placement described above in Note 7 was considered a triggering event, and the face value of SAFE Notes of $868 were converted into common shares of BCRC resulting in 21,629,382 common shares being issued.

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

A continuity of the BCRC's SAFE notes are as follows:

Balance as at January 1, 2022	$-
Issued	767
Loss on change in fair value of SAFE notes	364
Balance as at December 31, 2022	1,131
Issued	100
Loss on change in fair value of SAFE notes	305
Conversion upon Equity Financing Event (Note 7)	(1,536)
Balance as at September 30, 2023	$-

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements

For the three and nine months ended September 30, 2023 and 2022

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

11. SHARE CAPITAL

The Company is authorized to issue an unlimited number of common shares without par value.

Share transactions for the nine months ended September 30, 2023

a) On August 30, 2023, the Company issued 100,000 common shares in connection with stock options exercised for $4.

Share transactions for the year ended December 31, 2022

b) On February 17, 2022, as part of the Blue Copper Prospect transaction, the Company issued 1,500,000 common shares with a fair value of $119 as part of the closing of the transaction (Note 4(h)).

c) On March 17, 2022, the Company issued 8,000,000 common shares with a fair value of $506 as part of the option agreement with Houston Minerals Ltd. to acquire a 100% interest in the Chaco, and the Ashton Properties (Note 4(g).

d) On February 17, 2022, as part of the Blue Copper Prospect transaction, the Company issued 1,500,000 common shares with a fair value of $119 as part of the closing of the transaction (Note 4(h)).

e) On March 17, 2022, the Company issued 8,000,000 common shares with a fair value of $506 as part of the option agreement with Houston Minerals Ltd. to acquire a 100% interest in the Chaco, and the Ashton Properties (Note 4(g)).

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

For the three and nine months ended September 30, 2023 and 2022

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

11. SHARE CAPITAL (continued)

Weighted Average Breakdown

(i) Basic & Diluted

Basic earnings per share is calculated by dividing the income attributable to equity owners of the Company by the weighted average number of shares in issue during the period.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net loss for the period	$(2,060)	$(1,036)	$(3,588)	$(684)
Weighted average number of shares	309,602,758	308,596,326	309,579,697	302,844,171
Basic & Diluted loss per share	$(0.01)	$(0.00)	$(0.01)	$(0.00)

12. ADDITIONAL PAID-IN CAPITAL

a) Stock options

The Company has a stock option plan under which the Company is authorized to grant stock options of up to 10% of the number of common shares issued and outstanding of the Company at any given time.

Stock option activity during the nine months ended September 30, 2023, is summarized below:

i. On March 2, 2023, the Company granted 350,000 stock options with an exercise price of $0.095 CAD and an expiry date of March 2, 2028, which vested immediately upon grant.

ii. On July 21, 2023, the Company granted 23,194,737 options with an exercise price of C$0.08 (US$0.06) and an expiry date of July 21, 2028, which vested immediately upon grant.

iii. On August 30, 2023, 100,000 options with an exercise price of C$0.06 were exercised.

iv. On September 20, 2023, there was 1,370,000 options with an exercise price of C$0.06 which expired relating to the September 20, 2018 option issuance.

The continuity of the number of stock options issued and outstanding as of September 30, 2023, and December 31, 2022 is as follows:

	As at September 30, 2023		As at December 31, 2022
	Number of options	Weighted average exercise price (CAD)	Number of options	Weighted average exercise price (CAD)
Outstanding, beginning of period	29,614,283	0.11	19,915,000	0.12
Granted	23,544,737	0.08	11,394,283	0.08
Expired	(1,370,000)	0.06	(1,695,000)	0.06
Cancelled	-	-	-	-
Exercised	(100,000)	0.06	-	-
Outstanding, end of period	51,689,020	0.10	29,614,283	0.11

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements

For the three and nine months ended September 30, 2023 and 2022

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

12. ADDITIONAL PAID-IN CAPITAL (continued)

a) Stock options (continued)

As of September 30, 2023, and December 31, 2022, the number of stock options outstanding and exercisable were:

Expiry date	Exercise price (CAD)	Number of options outstanding	Remaining contractual life in years	Number of options exercisable
June 21, 2024	0.07	1,900,000	0.73	1,900,000
August 8, 2024	0.06	500,000	0.86	500,000
June 20, 2025	0.08	2,450,000	1.72	2,450,000
August 18, 2025	0.072	2,394,283	1.88	2,394,283
June 18, 2026	0.25	3,950,000	2.72	3,950,000
September 17, 2026	0.11	4,500,000	2.97	4,500,000
October 21, 2026	0.09	2,700,000	3.06	2,700,000
December 12, 2026	0.12	750,000	3.20	750,000
May 25, 2027	0.085	9,000,000	3.65	9,000,000
March 2, 2028	0.095	350,000	4.42	350,000
July 21, 2028	0.080	23,194,737	4.81	23,194,737
Outstanding, September 30, 2023		51,689,020		51,689,020

* Subsequent to September 30, 2023, 2,450,000 were cancelled

Expiry date	Exercise price (CAD)	Number o options outstanding	Remaining contractual life in years	Number of options exercisable
September 20, 2023	0.06	1,470,000	0.72	1,470,000
June 21, 2024	0.07	1,900,000	1.47	1,900,000
August 8, 2024	0.06	500,000	1.61	500,000
June 20, 2025	0.08	2,450,000	2.47	2,450,000
August 18, 2025	0.072	2,394,283	2.63	2,394,283
June 18, 2026	0.25	3,950,000	3.47	3,950,000
September 17, 2026	0.11	4,500,000	3.72	4,500,000
October 21, 2026	0.09	2,700,000	3.81	2,700,000
December 12, 2026	0.12	750,000	3.95	750,000
May 25, 2027	0.085	9,000,000	4.40	9,000,000
Outstanding, December 31, 2022		29,614,283		29,614,283

During the nine months ended September 30, 2023, an amount of $1,133 (2022 - $940) was expensed as share-based payments related to the vesting of options. The portion of share-based payments recorded is based on the vesting schedule of the options. The following weighted average assumptions were applied using the Black-Scholes Option Pricing model used to estimate the weighted average fair value of stock options granted during the nine months ended September 30, 2023:

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements

For the three and nine months ended September 30, 2023 and 2022

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

12. ADDITIONAL PAID-IN CAPITAL (continued)

a) Stock options (continued)

	Nine months ended September 30, 2023	Nine months ended September 30, 2022
Risk-free interest rate	3.81%	2.73%
Expected life (years)	5	4.85
Annualized volatility	145%	148%
Forfeiture rate	0%	0%
Dividend yield	0%	0%

b) Share purchase warrants

Warrant activity during the nine months ended September 30, 2023 is summarized below:

i. On March 2, 2023, the Company granted 18,461,015 warrants with an exercise price of $0.07 (CAD$0.095) with an expiry date of November 2, 2024 pursuant of the grant of $1,306 in convertible debenture (Note 9).

The continuity of the number of share purchase warrants outstanding as of September 30, 2023, and December 31, 2022, is as follows:

	September 30, 2023		December 31, 2022
	Number of warrants	Weighted average exercise price	Number of warrants	Weighted average exercise price
Outstanding, beginning of period	101,165,012	$0.09	83,083,504	$0.09
Issued	18,461,015	0.07	29,850,738	0.067
Exercised	-		(2,000,000)	0.05
Expired	-		(9,769,230)	0.05
Outstanding, end of period	119,626,027	0.09	101,165,012	$0.09

The following table summarizes warrants outstanding as of September 30, 2023, and December 31, 2022:

Expiry date	Currency	Exercise price	September 30, 2023	December 31, 2022
September 13, 2024	USD	0.10	26,488,733	26,488,733
September 27, 2024	USD	0.10	13,152,909	13,152,909
October 21, 2024	USD	0.10	31,672,632	31,672,632
February 17, 2024	USD	0.067	16,044,774	16,044,774
March 8, 2024	USD	0.067	13,805,964	13,805,964
November 2, 2024	USD	0.070	18,461,015	-
Outstanding at the end of the period			119,626,027	101,165,012

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements

For the three and nine months ended September 30, 2023 and 2022

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

Restricted share units ("RSU") activity during the nine months ended September 30, 2023, is summarized below:

i. 5,333,334 RSU's were cancelled effective June 1, 2023.

During the nine months ended September 30, 2023, an amount of $162 was reversed out of share-based compensation expense for unvested RSU's due to the cancellation of the RSU's on June 1, 2023. The RSU's were tied to the Chaco Bear and Ashton property option agreements which was terminated on June 1, 2023 as a result, the RSU's were also cancelled.

The continuity of the number of RSUs issued and outstanding as of September 30, 2023, and December 31, 2022, is as follows:

Number of RSUs
Outstanding at December 31, 2021	-
Granted	8,000,000
Released	(1,333,333)
Cancelled	(1,333,333)
Outstanding at December 31, 2022	5,333,334
Cancelled	(5,333,334)
Outstanding at September 30, 2023	-

13. RELATED PARTY TRANSACTIONS

The Company's related parties include its directors and officers whose remuneration was as follows, subject to change of control provisions for officers:

	Three months ended September 30		Nine months ended September 30
	2023	2022	2023	2022
Salaries	$115	$106	$345	$380
Directors' fees	-	-	21	13
Share-based payments	957	407	795	936
Interest on convertible debenture	67	25	171	26
	$1,139	$538	$1,332	$1,355

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements

For the three and nine months ended September 30, 2023 and 2022

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

13. RELATED PARTY TRANSACTIONS (continued)

Other transactions for the nine months ended September 30, 2023

a) During the nine months ended September 30, 2023, certain directors of the Company subscribed for $1,135 of unsecured convertible debt in the third tranche (Note 9). The debentures bear interest at a rate of 14% per annum and mature on November 2, 2024 and are convertible into shares of the Company at $0.070 ($0.095 CAD) per share until January 2, 2024, and thereafter at $0.074 ($0.10 CAD) per share.

b) As at September 30, 2023, the Company had $223 (2022 - $53) in interest accrued relating to outstanding convertible debentures with directors and officers of the Company.

c) As at September 30, 2023, there was $Nil (2022 - $11) in prepaid expenses to the CEO of the Company relating to wages paid during the year for services subsequent to period end.

d) As at September 30, 2023, there was $8 (2022 - $nil) payable to the CEO of the Company.

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

For the three and nine months ended September 30, 2023 and 2022

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

For the three and nine months ended September 30, 2023 and 2022

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

14. SEGMENTED INFORMATION

The Company operates in one reportable operating segment, being mineral exploration. Geographic segment information relating to the Company's mineral properties as at and for the period ended September 30, 2023, and the year ended December 31, 2022 is as follows:

	September 30, 2023			December 31, 2022
	Canada	USA	Total	Canada	USA	Total
Mineral properties	$-	$7,552 $	7,552	$602	$7,282	$7,884

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

For the three and nine months ended September 30, 2023 and 2022

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

For the three and nine months ended September 30, 2023 and 2022

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

18. SUBSEQUENT EVENTS

On October 6, 2023, Blue Copper Resources Corp ("BCRC") changed its name to Falcon Copper Corp. ("FCC").

On October 17, 2023, FCC issued 2,750,000 common shares at a price of $0.10 per common share for total proceeds of $275.

On October 10, 2023, the Judge signed an order granting a Stipulated Stay of the August 30, 2023 Forfeiture Notice while the appeal process is ongoing. SPS continues to diligently defend against the wrongful forfeiture of its water rights with clear evidence of the need for those water rights in mine remediation, production and reclamation.

On October 5, 2023, the Company amended the Stage 2 Program of Work of its Option to Earn-in Agreement ("the Agreement") with Nuton LLC, a Rio Tinto venture. (Note 4 (j))

On October 26, 2023, 2,450,000 options issued for a former director were cancelled.

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

Lion Copper and Gold Corp.

Management's Discussion and Analysis

For the nine months ended September 30, 2023

Dated: November 8, 2023

(In U.S. dollars)

General

This Management's Discussion and Analysis ("MD&A") of Lion Copper and Gold Corp. and its wholly owned subsidiaries (collectively, "Lion CG" or the "Company"), dated November 8, 2023, should be read in conjunction with the condensed interim consolidated financial statements for the nine months ended September 30, 2023 and audited consolidated financial statements year ended December 31, 2022, and related notes thereto which have been prepared in accordance with accounting principles generally accepted in the United States ("US GAAP"). All dollar amounts in this MD&A are United States dollars unless otherwise noted.

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

The Company prepares its condensed interim consolidated financial statements on a going concern basis, which contemplates that the Company will be able to meet its commitments, continue operations and realize its assets and discharge its liabilities in the normal course of business for at least twelve months from the date of this report. The Company has incurred ongoing losses and expects to incur further losses in the advancement of its business activities. For the nine months ended September 30, 2023, and September 30, 2022, the Company incurred a net loss of $4,295,000 (2022 - $684,000). As at September 30, 2023, the Company had cash of $4,975,000 (December 31, 2022 - $1,365,000), working capital deficit of $657,000 (December 31, 2022 - $556,000) and an accumulated deficit of $125,422,000 (December 31, 2022 - $121,834,000).

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

Mineral Properties

The following table summarizes the balance of exploration and evaluation assets as at September 30, 2023 and December 31, 2022 and the changes in exploration and evaluation assets for the years then ended.

	Singatse Peak Services ("SPS")					Lion CG ("LCG")	Quaterra Alaska ("QTA")		Blue Copper Resources Corp ("BCRC")
(In thousands of U.S dollars)	MacArthur	Yerington	Bear	Wassuk	Copper Canyon	Chaco Bear & Ashton	Butte Valley	Blue Copper	Groundhog	Blue Copper	Total
	$	$	$	$	$	$	$	$	$	$	$
Balance December 31, 2021	2,489	1,195	1,532	1,405	-	-	200	-	-	-	6,821
Acquisition costs	-	-	193	-	-	602	-	118	-	500	1,413
Assignment of Butte Valley	-	-	-	-	-	-	(200)	-	-	-	(200)
Transfer to BCRC	-	-	-	-	-	-	-	(118)	-	118	-
Paid by Rio Tinto	-	-	(150)	-	-	-	-	-	-	-	(150)
Total additions (disposals) for the year	-	-	43	-	-	602	(200)	-	-	618	1,063
Balance December 31, 2022	2,489	1,195	1,575	1,405	-	602	-	-	-	618	7,884
Acquisition costs	-	-	131	-	10	-	-	-	-	260	401
Impairment	-	-	-	-	-	(602)	-	-	-	-	(602)
Paid by Rio Tinto	-	-	(131)	-	-	-	-	-	-	-	(131)
Total additions (disposals) for the period	-	-	-	-	10	(602)	-	-	-	260	(332)
Balance September 30, 2023	2,489	1,195	1,575	1,405	10	-	-	-	-	878	7,552

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

Page | 3

On June 1, 2023, Lion CG and Houston Minerals Ltd. terminated the option agreement surrounding the Chaco Bear and Ashton properties. As at September 30, 2023, Lion CG impaired the full balance of property and recognized $602 in impairment expense.

On August 21, 2023, SPS acquired a new property, the Copper Canyon prospect, located approximately 25 miles SE of Yerington in Mineral County, Nevada from Convergent Mining, LLC., a private exploration company. The terms of the acquisition require SPS to pay the BLM claim fees and reimburse Convergent 5% of SPS's future exploration costs up to a maximum of $100,000. Convergent retains a 3% Net Smelter Returns (NSR) Royalty, which can be reduced to 1% for a payment of $3,000,000. The property consists of 60 BLM lode claims and includes of an outcrop of a strongly altered hydrothermal breccia along the crest of the Wassuk Range that may indicate the presence of a copper/molybdenum porphyry system.

During the year ended December 31, 2022, the balance of mineral properties increased by $1,063,000. The increase is mainly due to the Company making property acquisition payments pursuant to property option agreements on the Chaco Bear and Ashton properties, and the Arnold, Snowbird & Montana properties. In addition, the Company transferred its 100% interest in the Blue Copper Project in Montana and its 90% interest in the Groundhog property in Alaska to BCRC, an entity in which the Company holds 48.8% ownership as of September 30, 2023. Blue Copper Resources Corp. also holds a leased interest in the Arnold, Snowbird & Montana property. Additions were offset when the Company entered into a property acquisition agreement to sell and assign its options in the Butte Valley property to Falcon Butte Minerals Corp. (formerly 1301666 B.C. Ltd "Falcon Butte."), as a result the Company derecognized the property value of $200,000.

Total exploration expenditures recorded on the consolidated statement of operations are listed in the tables below:

Exploration expenditures incurred for the nine months ended September 30, 2023

	Singatse Peak Services						Lion CG	Blue Copper Resources Corp
(In thousands of U.S dollars)	MacArthur	Yerington	Bear	Wassuk	Prospects	Copper Canyon	Chaco Bear & Ashton	Groundhog	Blue Copper	Recon	Nevada	Arizona	Total
	$	$	$	$	$	$	$	$	$	$	$	$	$
Property maintenance	165	72	-	57	1	-	-	-	209	-	-	-	504
Assay & Labs	65	21	52	-	59	-	-	-	-	-	-	-	197
Drilling	191	3	1,325	-	304	-	-	-	-	-	-	-	1,823
Environmental	5	260	-	-	-	-	-	-	-	-	-	-	265
Geological & mapping	-	-	-	-	-	-	-	-	4	-	-	-	4
Geophysical surveys	2	5	23	-	-	-	-	-	17	10	11	117	185
Technical study	-	992	-	-	-	1	-	-	3	-	-	-	996
Field support	-	1	75	-	1	-	-	45	488	4	150	15	779
Total expenses incurred	428	1,354	1,475	57	365	1	-	45	721	14	161	132	4,753
Total Expenditures funded by Rio Tinto	(428)	(1,354)	(1,475)	(57)	(365)	-	-	-	-	-	-	-	(3,679)
Total Expenditures funded by Lion CG	-	-	-	-	-	1	-	45	721	14	161	132	1,074

Page | 4

Exploration expenditures incurred for the nine months ended September 30, 2022

	Singatse Peak Services				Lion CG	Quaterra Alaska
(In thousands of U.S dollars)	MacArthur	Yerington	Bear	Wassuk	Chaco Bear & Ashton	Groundhog	Butte Valley	Blue Copper	Total
	$	$	$	$	$	$	$	$	$
Property maintenance	159	64	-	55	-	-	2	160	440
Assay & Labs	76	-	-	-	-	-	-	-	76
Drilling	466	421	-	-	-	-	-	-	887
Environmental	284	105	-	-	-	-	-	10	399
Geological & mapping	-	-	-	-	18	-	-	25	43
Geophysical surveys	61	1	5	-	-	-	11	59	137
Technical study	338	16	-	-	-	-	-	-	354
Field support	379	105	-	-	-	45	10	56	595
Total expenses incurred	1,763	712	5	55	18	45	23	310	2,931
Total Expenditures funded by Rio Tinto	(1,464)	(708)	-	-	-	-	-	-	(2,172)
Total Expenditures funded by Lion CG	299	4	5	55	18	45	23	310	759

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

On January 13, 2023, the Company received $7,500,000 from Rio Tinto representing $5,000,000 for Stage 2 and an advance of $2,500,000 for Stage 3 Programs of Work. During the nine months ended September 30, 2023, the Company incurred expenditures of $5,049,000 in connection with the Stage 2 and Stage 3 Programs of Work.

The funds incurred in connection with this work program were offset against additions to mineral properties and general expenditures as follows:

(In thousands of U.S dollars)
Balance December 31, 2021	-
Proceeds received	4,000

Funds applied to capitalized mineral property expenditures	(150)

Funds applied to exploration expenditures:
Property maintenance	(287)
Assay & labs	(66)
Drilling	(915)
Environmental	(692)
Geological & mapping	(1)
Technical study	(495)
Field support & other	(630)

Funds applied to general operating expenditures	(151)
Balance December 31, 2022	613

Proceeds received	7,500

Funds applied to capitalized mineral property expenditures	(131)

Funds applied to reclamation deposits	(8)

Funds applied to prepaid expenses	(100)

Funds applied to exploration expenditures:
Property maintenance	(294)
Assay & labs	(198)
Drilling	(1,824)
Environmental	(265)
Geophysical surveys	(29)
Technical study	(992)
Field support & other	(77)

Funds applied to general operating expenditures	(1,131)
Balance September 30, 2023	3,064

Page | 6

MacArthur Copper Project and Yerington Mine Property, Nevada

Located in the historic copper district of Yerington, Nevada, the Company's Yerington and MacArthur properties are 100% owned by Singatse Peak Services LLC, a wholly-owned subsidiary of Lion CG.

The MacArthur Project consists of 902 unpatented lode claims and 8 placer claims totaling approximately 18,800 acres on lands administered by the U.S. Department of Interior - Bureau of Land Management (BLM).

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
  $5,000,000 for Yerington Mining, purchase option expiring in Q4 2024;
  $8,975,000 for Circle Bar N, purchase option expiring in June 2024;
  $22,770,000 for Desert Pearl Farms, purchase option expiring in 2029.

Page | 7

Wassuk, Nevada

The Wassuk property consists of 310 unpatented lode claims totaling approximately 6,400 acres on lands administered by the BLM.

The Company fulfilled the Wassuk purchase option on January 14, 2023.

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

Pursuant to the agreement, Lion CG's 100% owned subsidiary Quaterra Alaska received $500,000, was granted an equity position in Falcon Butte, and provided a 1.5% NSR on each of the Butte Valley optioned properties (Nevada Select and North Exploration), subject to a buy-down to a 1.0% NSR in exchange for a payment of $7,500,000 for each of the optioned properties.

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

On December 13, 2022, the Butte Valley Royalty rights were transferred from Quaterra Alaska to Blue Copper Resources Corp.

Page | 8

Copper Canyon, Nevada

On August 21, 2023, the Company entered into a Purchase and Sale Agreement with Convergent Mining, LLC, whereby the Company purchased the title to the Copper Canyon claims from Convergent Mining, LLC. As consideration, the Company paid $10,000 in necessary claim fees. Further, the Company will be required to pay an Exploration fee to Convergent Mining, LLC calculated as:

  5% of the first $2,000,000 of qualifying exploration costs, not exceeding $100,000

Chaco Bear and Ashton Properties, British Columbia

On August 25, 2021, the Company entered into a non-binding letter of intent with Houston Minerals Ltd. ("Houston") setting forth the terms of an option whereby the Company may acquire a 100% interest in the Chaco Bear and Ashton properties in British Columbia.

On June 1, 2023, Lion CG and Houston terminated the option agreement which resulted in Lion CG defaulting on the Chaco Bear and Ashton properties. As at September 30, 2023, Lion CG impaired the full balance of properties and recognized $602,000 in impairment expense.

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

Recon, Nevada, Arizona, and other prospects

During the nine months ended September 30, 2023, Blue Copper Resources Corp, incurred $307,000 in evaluation expenditures on reconnaissance on its Nevada, and Arizona properties in order to determine whether they warranted further pursuit.

During the nine months ended September 30, 2023, the Company, through Singatse Peak Services, incurred $365,000 in evaluation expenditures, which was covered by Rio Tinto, on other prospects in order to determine whether they warranted further pursuit.

Page | 9

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

On October 5, 2023, an amendment was signed for the modification of the Stage 2 Program of Work. The significant updates are related to the following:

  The term of Stage 2 of the Option Agreement has an end date of January 12, 2024. The Parties extend that end date by 9 months, to September 12, 2024 to continue study work, including testing and evaluation of the Nuton Technologies
  Subject to internal approvals, Nuton, on behalf of Rio Tinto, will advance US$10,000,000 of the Stage 3 Earn-In Not to Exceed Amount to Lion CG for the Stage 2b Program of Work within 30 days of completion of Stage 2a.
  Should the Parties agree that Stage 2c is necessary, the Parties will memorialize the scope of work in a letter agreement. Subject to internal approvals, Nuton will advance another US$5,000,000 of the Stage 3 Earn-In Not to Exceed Amount to Lion CG within 30 days of the execution of the Stage 2c Program of Work Agreement
  The Parties agree that Lion CG may allocate US$50,000 per month for its corporate G&A expenses from the funds paid under the payments above (if any) and such allocation will be detailed in the relevant Program of Work Agreement(s).

Stage 3 - Feasibility Study

Within sixty (60) days of the completion of Stage 2, Rio Tinto shall provide notice to Lion CG whether Rio Tinto will exercise its Option and fund a Feasibility Study based on the results of the Stage 1 and Stage 2 work programs. Rio Tinto will fully-fund the Feasibility Study and ancillary work completed by Lion CG in an amount composed of the aggregate of Stage 1 through 3 not to exceed fifty million US$50,000,000.

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

Page | 10

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

o Mining Study of Yerington Pit

o Project Risk Assessment

o Commence Yerington Front End Engineering Design

o Third Party Engineering Review supporting PEA

Page | 11

Stage 3 Exploration Program of Work

The Stage 3 exploration program commenced drilling activities at site on February 21, 2023. The program included 6,961 ft of core drilling, 9,945 ft of reverse circulation drilling and a soil and rock chip sampling program.

Primary exploration targets included the Bear Deposit and other reconnaissance targets.

Bear Deposit Drilling Summary

Two diamond core drill holes, B-053A and B-054, totaling 6,961 ft, were collared and drilled northwest along a mineralization trend from Anaconda legacy drill holes B-013 and B-014. B-053A and B-054 are the only angle drill holes completed in the deposit.

  Diamond core drill hole B-053A, collared 925 ft northwest of legacy Anaconda drill hole B-014, identified 926 ft of 0.31% TCu, including 233 ft of 0.47% TCu.
  Diamond core drill hole B-054, collared 925 ft northwest from B-053A, identified 1,048 ft of 0.26% TCu, including 131 ft of 0.50% TCu.

These deep angle drill holes were located along a northwest projection of higher copper grades defined by legacy Anaconda drilling a recognized Yerington District trend and tested a coincident magnetic low and strong IP anomaly. Information gained from this drilling not only expands the size of the Bear deposit but also highlights additional untested targets.

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

Page | 12

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

  Water Rights

On July 23, 2021, the Company received a notice from the State of Nevada that three water rights permits had been forfeited. Further, the application for an extension of time to prevent forfeiture of a fourth certificate was denied. On August 20, 2021, the Company filed a Petition for Judicial Review of the Forfeiture Notice and has retained legal counsel to undertake the appeal process. SPS subsequently filed and was granted a Stay of the Forfeiture Notice on September 15, 2021. SPS filed its Opening Brief on March 28, 2022. The State Engineer filed its Answering Brief on July 8, 2022. SPS filed its Reply Brief on August 25, 2022. A hearing regarding the status of the forfeiture appeal was held in the Third Judicial Court District in Lyon County on November 4, 2022. On December 6, 2022, the Judge remanded the case back to the State for further written findings based on issues raised at the hearing.

On August 30, 2023, SPS received written notice from the Nevada State Engineer in response to the Remand Order that the three water rights applications for Extensions of Time were denied and declared forfeited. The fourth certificate was not forfeited although the Extension of Time has not yet been approved. On September 28, 2023 SPS simultaneously timely filed an Amended Petition for Review and a Complaint for Equitable Relief with the Third Judicial District Court in Lyon County, Nevada seeking judicial relief from the August 30 Forfeiture Notice. On October 10, 2023, the Judge signed an order granting a Stipulated Stay of the August 30, 2023 Forfeiture Notice while the appeal process is ongoing. Just as SPS did with the initial forfeiture decision that was remanded by the Court, SPS will diligently defend against the wrongful forfeiture of its water rights with clear evidence of the need for those water rights in mine remediation, production and reclamation.

Page | 13

Investment in Associate

On April 5, 2022, the Company received 16,049,444 shares in Falcon Butte Minerals Corp. (formerly 1301666 BC Ltd., "Falcon Butte"), a private British Columbia company established to acquire mineral resource properties, in connection with a property acquisition agreement to assign the Company's options to acquire the Butte Valley property. At the time of acquisition, the 16,049,444 shares represented 25.54% of shares outstanding, and as at September 30, 2023, the Company's share ownership was reduced to 20.48%. The Company and Falcon Butte have one common director and managerial personnel, as such, management has assessed that the Company has significant influence over Falcon Butte and that the investment should be accounted for using the equity method of accounting.

The opening balance of the investment was determined to be $1,906,000 ($2,374,000 CAD) which represents the fair value of the shares received. The value of the shares was determined based on Falcon Butte's financing that closed concurrently with the property acquisition. The Company's share of net loss for the period from acquisition on April 5, 2022 to December 31, 2022 and from January 1, 2023 to September 30, 2023 was $389,000 and $1,000, respectively. The portion of net loss attributable to the Company was determined using the weighted average percentage of voting rights held by the Company throughout the period.

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

On September 6, 2023, Blue Copper Resources Corp., a Wyoming corporation ("BCRC"), carried out a re-organization of its assets and capital structure (the transaction described herein is referred to as the "Reorganization"). On August 25, 2023 a new entity, Blue Copper Royalties, LLC ("BCR LLC") was organized in Wyoming. BCR LLC subsequently adopted an Operating Agreement that provided for issuance of LLC Interests to its Members in the same amounts as shares issued to Shareholders of BCRC. On September 6, 2023, two of the mining assets, commonly referred to as the Falcon Butte Royalty and the Nieves Royalty, that had been held by BCRC were assigned to BCR LLC in exchange for 100% of the issued and outstanding LLC Interests of BCR LLC. The Nieves Royalty may only be transferred with the written consent of a third party which was received October 23, 2023 resulting in the Nieves property transferring immediately. The same LLC interests were immediately distributed pro rata to the shareholders of BCRC. Furthermore, BCRC had previously issued Warrants to purchase 7,936,508 (total of 23,809,524 common share purchase warrants) shares of Common Stock of BCRC at a Warrant Price of $0.1500 per Share. As part of the Reorganization, these Warrants were exchanged by the Warrant Holders for two new Warrants; one issued by BCRC to purchase 7,936,508 Shares of BCRC at a Warrant Price of $0.1332 per Share, and the other issued by BCR LLC to purchase 7,936,508 LLC Units of BCR LLC at a Warrant Price of $0.0168 per LLC Unit. The exchange transaction was accounted for under ASC 815 whereby the effect of the exchange was measured as the excess of the fair value of the exchanged warrant over the fair value of the warrant immediately before it is exchanged. Using this method, the effect of the exchange was calculated to be $Nil. As a result of the Reorganization and the issuance and distribution of these LLC Interests, each shareholder of BCRC holds the same percentage interest in BCRC as the shareholders holds in BCR LLC. Additionally, the Warrant Holders now holds two Warrants, one issued by each of BCRC and BCR LLC, with the aggregate value of the two warrants equal to the aggregate value of the Warrant that they held prior to the exchange. The net effect is that the capital structure of BCR LLC matches the capital structure of BCRC, including the issuance of new Warrants, and the Butte Valley Royalty and Nieves Royalty are now held by BCR LLC rather than BCRC.

Page | 14

After the events described above, the Company held 57,513,764 common shares out of 117,952,674 shares issued and outstanding, representing 48.8% ownership on a Non-Diluted Basis. Management has determined that control over BCRC and BCR LLC exists as at September 30, 2023.

Simple Agreement for Future Equity

During the year ended December 31, 2022, Blue Copper Resources Corp. raised $197,500 with a valuation cap of $1,450,000 and $569,000 with a valuation cap of $4,120,000, respectively, by entering into Simple Agreement for Future Equity Notes with several parties.

During the nine months ended September 30, 2023, BCRC raised an additional $100,000 with a valuation cap of $4,120,000 by entering into SAFE notes with several parties. The private placement was considered a triggering event, and the face value of SAFE Notes of $868,000 were converted into common shares of BCRC resulting in 21,629,382 common shares being issued.

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

Page | 15

Results of Operations

The following table summarizes the Company's financial results for the nine months ended September 30, 2023, and 2022.

Nine months ended September 30, (In thousands of U.S dollars)	2023 $	2022 $	Change $	Change %
Operating expenses
Exploration expenditures	4,753	2,931	1,822	62
Rio Tinto Deposit	(4,834)	(2,364)	(2,470)	104
General Office	117	77	40	52
Interest	316	69	247	358
Insurance	56	44	12	27
Investor Relations	21	47	(26)	(55)
Professional fees	974	522	452	87
Rent	12	10	2	20
Salaries and benefits	998	654	344	53
Share-based payments	1,133	1,217	(84)	(7)
Transfer agent and regulatory	74	97	(23)	(24)
Travel	47	41	6	15
Operating loss	(3,667)	(3,345)

Fair value gain on derivative liabilities	487	52	435	837
Foreign exchange gain (loss)	-	24	(24)	(100)
Gain on settlement of debt	-	2	(2)	(100)
Gain on sale of Butte Valley	-	2,207	(2,207)	(100)
Gain on transfer of share	22	-	22	100
Accretion expense	(324)	(51)	(273)	535
NRS buy-down	-	500	(500)	(100)
Share of loss in associate	(1)	(73)	72	(99)
Interest and other income	95	-	95	100
Impairment of mineral properties	(602)	-	(602)	(100)
Loss on revaluation of SAFE notes	(305)	-	(305)	(100)
Net and comprehensive loss	(4,295)	(684)

For the nine months ended September 30, 2023, the Company incurred a net loss of $4,295,000 compared to a net loss of $684,000 in the prior period. The increase in net loss of $3,611,000 is primarily due to a gain of $2,207,000 resulting from the sale of the Company's Butte Valley property that was recognized during the comparative period. Also, during the nine months ended September 30, 2023, the Company terminated its option agreement on the Chaco Bear & Ashton property, resulting in an impairment expense of $602,000, exclusive to this period. Furthermore, the Company recorded a loss on the revaluation of the SAFE notes of $305,000 during the nine months ended September 30, 2023 which was also not present during the nine months ended September 30, 2022. The Company also recognized $324,000 in accretion expense for the nine months ended September 30, 2023 for the accretion of convertible debt which only began at the end of the September months ended September 30, 2022.

The increase in net loss is partially offset by the following:

  During the nine months ended September 30, 2023, 5,333,334 RSUs were cancelled, resulting in the reversal of share-based payments recognized on unvested RSUs. As such, the Company recognized a share-based payment expense of $1,133,000 during the period compared to a share-based payment expense of $1,217,000 during the nine months ended September 30, 2022.

Page | 16

  The gain recognized on the change in fair value of the derivative liabilities was $487,000 for the nine months ended September 30, 2023 compared to a gain of $52,000 in the prior period.

The following table summarizes the Company's financial results for the three months ended September 30, 2023, and 2022.

Three months ended September 30, (In thousands of U.S dollars)	2023 $	2022 $	Change $	Change %
Operating expenses
Exploration expenditures	1,344	1,019	325	32
Rio Tinto Deposit	(1,262)	(695)	(567)	82
General Office	35	2	33	1,650
Interest	117	64	53	83
Insurance	22	19	3	16
Investor Relations	15	18	(3)	(17)
Professional fees	333	99	234	236
Rent	4	3	1	33
Salaries and benefits	324	135	189	140
Share-based payments	1,269	522	747	143
Transfer agent and regulatory	10	25	(15)	(60)
Travel	19	11	8	73
Operating loss	(2,230)	(1,222)

Fair value gain (loss) on derivative liabilities	6	17	(11)	(65)
Foreign exchange gain (loss)	-	12	(12)	(100)
Gain on settlement of debt	-	(4)	4	100
Accretion expense	(129)	(47)	(82)	174
NSR buy-down	-	250	(250)	(100)
Share of loss in associate	3	(42)	45	(107)
Interest and other income	32	-	32	100
Net and comprehensive income	(2,318)	(1,036)

For the three months ended September 30, 2023, the Company incurred a net loss of $2,318,000 compared to a net loss of $1,036,000 in the prior period. The increase in net loss of $1,282,000 is primarily due to an increase in share-based payments of 747,000 as a result of 23,194,737 stock options being granted during the three months ended September 30, 2023 which vested immediately upon grant. During the comparative period, there were fewer stock options vesting during the period. The Company also incurred $189,000 more in salaries and benefits in the current period as a result of an increase in exploration activities compared to the prior period. Further, the Company received $250,000 in the comparative period to buy-down certain NSRs held by the Company on the Butte Valley property.

Page | 17

Summary of Quarterly Financial Information

For the three months ended September 30 2023 the Company incurred a net loss of $2,318,000 compared to a net income of $139,000 during the three months ended June 30, 2023. The decrease in net income is primarily due to the gain recognized on the change in fair value of the derivative liabilities of $1,421,000 for the three months ended June 30, 2023, compared to the gain of $6,000 recognized for the three months ended September 30, 2023. Furthermore, during the three months ended September 30, 2023, the Company granted 23,194,737 stock options which all vested during the period while during the three months ended June 30, 2023, 5,333,334 RSUs were cancelled, resulting in the reversal of share-based payments recognized on unvested RSUs. As such, the Company recognized a share-based payment recovery of $231,000 during the three-month period ended June 30, 2023 compared to a share-based payment expense of $1,269,000 during the three months ended September 30, 2023.

The following table sets out the quarterly financial information for each of the last eight quarters:

(In thousands of U.S dollars except for per share amount)	Q3'23	Q2'23	Q1'23	Q4'22	Q3'22	Q2'22	Q1'22	Q4'21
General administration	(2,148)	(723)	(877)	(515)	(795)	(1,002)	(878)	(943)
Fair value (loss) gain on derivative liabilities	6	1,421	(940)	377	17	(2)	37	(31)
Foreign exchange gain (loss)	-	-	-	(11)	12	3	9	(38)
Other Income	32	51	12	-	-	-	-	-
Loss on settlement of convertible notes	-	-	-	-	-	-	-	-
Gain on transfer of shares	-	-	22	19	-	-	-	-
Gain on settlement of debt	-	-	-	-	14	6	-	-
Accretion	(129)	(121)	(74)	(57)	(47)	(4)	-	-
Gain on sale of Butte Valley	-	-	-	-	-	2,207	-	-
Loss on revaluation of SAFE notes	-	-	(305)	(364)	-	-	-	-
NSR buy-down	-	-	-	-	250	250	-	-
Share of loss of investment in associate	3	22	(26)	(316)	(42)	(31)	-	-
Exploration Expenditures	(1,344)	(2,159)	(1,250)	(1,370)	(1,020)	(1,339)	(573)	(1,733)
Rio Tinto Deposit	1,262	2,250	1,322	1,104	464	1,669	-	-
Impairment of mineral properties	-	(602)	-	-	-	-	-	-
Gain (loss) on marketable securities	-	-	-	-	-	-	-	(9)
Net loss	(2,318)	139	(2,116)	(1,133)	(1,147)	1,757	(1,405)	(2,754)
Basic income (loss) per share	(0.01)	0.00	(0.01)	(0.00)	(0.00)	0.00	(0.01)	(0.01)

Liquidity and Capital Resources

The Company is an exploration stage company that has not earned any production revenue. Its operations have been dependent mainly on the Rio-Tinto agreement and private placements in the last few years without diluting shareholders' value. The Company may have capital requirements in excess of its currently available resources. In the event the Company's plans change, its assumptions change or prove inaccurate, or its capital resources in addition to projected cash flow, if any, prove to be insufficient to fund operations, the Company may be required to seek additional financing. There can be no assurance that the Company will have sufficient financing to meet its future capital requirements or that additional financing will be available on terms acceptable to the Company in the future.

The following table summarizes the Company's cash flows for the nine months ended September 30, 2023, and 2022:

(In thousands of U.S dollars)	Nine Months ended September 30, 2023	Nine Months ended September 30, 2022
Cash obtained from (used in) operating activities	$456	$(788)
Cash provided by (used in) investing activities	(256)	218
Cash provided by financing activities	3,410	1,975
Increase (decrease) in cash	3,610	1,405
Cash, beginning of period	1,365	842
Cash, end of period	$4,975	$2,247

Page | 18

As at September 30, 2023, the Company had cash of $4,975,000 (December 31, 2022 - $ 1,365,000) and working capital deficit of $657,000 (December 31,2022 - $556,000). The decrease in working capital of $101,000 is primarily due to an increase of accounts payable and accrued liabilities of $135,000 and reclassification of $2,253,000 in convertible debentures from long term to current. This is partially offset by the completion of Blue Copper Resources Corp's equity financing of $2,000,000.

As of September 30, 2023, the Company had convertible debentures with a face value of $3,306,000 and a carrying value of $3,064,000.

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

Related Party Information

The Company's related parties include its directors and officers whose remuneration was as follows, subject to change of control provisions for officers:

(In thousands of U.S dollars)	Nine months ended September 30, 2023	Nine months ended September 30, 2022
Salaries (1)	$345	$380
Director's fees (2)	21	13
Share-based payments (3)	795	936
Interest on convertible debenture (4)	171	26
	$1,332	$1,355

(1) Charles Travis Naugle, CEO - $187 (2022 - $187); Stephen Goodman, President, CFO and Corporate Secretary - $158 (2022 - $139); Thomas Patton, Director - $Nil (2022 - $54).

(2) Thomas Pressello, Former Director - $21 (2022 - $13).

(3) Charles Travis Naugle, CEO - $214 (2022 - $334); Stephen Goodman, President, CFO and Corporate Secretary - $166 (2022 - $312); Thomas Patton, Director - $54 (2022 - $47); Thomas Pressello, Former Director - $54 (2022 - $74); Tony Alford, Director - $306 (2022 - $169).

(4) Charles Travis Naugle, CEO - $25 (2022 - $4); Tony Alford, Director - $139 (2022 - $20); Ekaterina Naugle, spouse of the CEO - $3 (2022 - $1); Stephen Goodman, President, CFO and Corporate Secretary $3 (2022 - $0.5); Thomas Pressello, Director - $1 (2022 - $0.5)

Other transactions for the nine months ended September 30, 2023:

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

Page | 19

As a result, for the nine months ended September 30, 2023, the CEO of the Company was paid as follows:

  $122,500 in cash
  $65,000 in Falcon Butte shares.

As at September 30, 2023, there was $8,000 in accrued liabilities to the CEO of the Company relating to wages earned but not paid during the period.

b) As at September 30, 2023, there was $Nil (2022 - $11,000) in prepaid expenses to the CEO of the Company relating to wages paid during the year for services subsequent to period end.

c) During the nine months ended September 30, 2023, Tony Alford (director), Charles Travis Naugle (CEO), and Stephen Goodman (CFO) subscribed for $1,000,000, $120,000, and $15,000 respectively of unsecured convertible debentures. The debentures bear interest at a rate of 14% per annum and mature on November 2, 2024 and are convertible into shares of the Company at $0.070 ($0.095 CAD) per share until January 2, 2024 and thereafter at $0.074 ($0.10 CAD) per share. During the nine months ended September 30, 2023, the Company accrued $223,000 in interest related to the newly issued convertible debentures as well as convertible debentures issued during the year ended December 31, 2022.

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

Page | 20

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

Outstanding Share Information at Date of Report

Authorized: Unlimited number of common shares

Number of common shares issued and outstanding as of the date of the MD&A: 309,667,975

Number of stock options outstanding as of the date of the MD&A: 49,238,020

Number of warrants outstanding as of the date of the MD&A: 119,626,027

Number of restricted share units outstanding as of the date of the MD&A: Nil

Page | 21

As of September 30, 2023, the number of stock options outstanding and exercisable were:

Expiry date	Exercise price (CAD)	Number of options outstanding	Remaining contractual life in years	Number of options exercisable
June 21, 2024	0.07	1,900,000	0.73	1,900,000
August 8, 2024	0.06	500,000	0.86	500,000
June 20, 2025	0.08	2,450,000	1.72	2,450,000
August 18, 2025	0.072	2,394,283	1.88	2,394,283
June 18, 2026	0.25	3,950,000	2.72	3,950,000
September 17, 2026	0.11	4,500,000	2.97	4,500,000
October 21, 2026	0.09	2,700,000	3.06	2,700,000
December 12, 2026	0.12	750,000	3.20	750,000
May 25, 2027	0.085	9,000,000	3.65	9,000,000
March 2, 2028	0.095	350,000	4.42	350,000
July 21, 2028	0.080	23,194,737	4.81	23,194,737
Outstanding, September, 2023 and as at the date of the MD&A		51,689,020		51,689,020

As at the date of the MDA, the number of stock options outstanding and exercisable were:

Expiry date	Exercise price (CAD)	Number of options outstanding	Remaining contractual life in years	Number of options exercisable
June 21, 2024	0.07	1,900,000	0.73	1,900,000
August 8, 2024	0.06	500,000	0.86	500,000
June 20, 2025	0.08	2,450,000	1.72	2,450,000
August 18, 2025	0.072	2,394,283	1.88	2,394,283
June 18, 2026	0.25	3,950,000	2.72	3,950,000
September 17, 2026	0.11	4,500,000	2.97	4,500,000
October 21, 2026	0.09	2,700,000	3.06	2,700,000
May 25, 2027	0.085	8,300,000	3.65	8,300,000
March 2, 2028	0.095	350,000	4.42	350,000
July 21, 2028	0.080	22,194,737	4.81	22,194,737
Outstanding, September, 2023 and as at the date of the MD&A		49,238,020		49,238,020

As of December 31, 2022, the number of stock options outstanding and exercisable were:

Expiry date	Exercise price (CAD)	Number of options outstanding	Remaining contractual life in years	Number of options exercisable
September 20, 2023	0.06	1,470,000	0.72	1,470,000
June 21, 2024	0.07	1,900,000	1.47	1,900,000
August 8, 2024	0.06	500,000	1.61	500,000
June 20, 2025	0.08	2,450,000	2.47	2,450,000
August 18, 2025	0.072	2,394,283	2.63	2,394,283
June 18, 2026	0.25	3,950,000	3.47	3,950,000
September 17, 2026	0.11	4,500,000	3.72	4,500,000
October 21, 2026	0.09	2,700,000	3.81	2,700,000
December 12, 2026	0.12	750,000	3.95	750,000
May 25, 2027	0.085	9,000,000	4.40	9,000,000
Outstanding, December 31, 2022		29,614,283		29,614,283

Page | 22

The following table summarizes warrants outstanding as of the date of the MD&A, as at September 30, 2023 and December 31, 2022:

Expiry date	Currency	Exercise price	Date of MD&A	September 30, 2023	December 31, 2022
September 13, 2024	USD	0.10	26,488,733	26,488,733	26,488,733
September 27, 2024	USD	0.10	13,152,909	13,152,909	13,152,909
October 21, 2024	USD	0.10	31,672,632	31,672,632	31,672,632
February 17, 2024	USD	0.067	16,044,774	16,044,774	16,044,774
March 8, 2024	USD	0.067	13,805,964	13,805,964	13,805,964
November 2, 2024	USD	0.070	18,461,015	18,461,015	-
Outstanding			119,626,027	119,626,027	101,165,012

The following table summarizes Restricted share units outstanding as of the date of the MD&A, as of September 30, 2023 and December 31, 2022:

Grant Date	Date of MD&A	September 30, 2023	December 31, 2022
June 3, 2022	-	-	5,333,334
Outstanding	-	-	5,333,334

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

Page | 23

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

Subsequent Events

On October 6, 2023, Blue Copper Resources Corp ("BCRC") changed its name to Falcon Copper Corp. ("FCC").

On October 17, 2023, FCC, issued 2,750,000 common shares at a price of $0.10 per common share for total proceeds of $275,000.

On October 10, 2023, the Judge signed an order granting a Stipulated Stay of the August 30, 2023 Forfeiture Notice while the appeal process is ongoing. SPS continues to diligently defend against the wrongful forfeiture of its water rights with clear evidence of the need for those water rights in mine remediation, production and reclamation.

On October 20, the Company amended the Stage 2 Program of Work of its Option to Earn-in Agreement ("the Agreement") with Nuton LLC, a Rio Tinto venture.

On October 26, 2023, 2,450,000 options issued for a former director were cancelled.

Off - Balance Sheet Arrangements

The Company has not entered any off-balance sheet arrangements.

Initial adoption of new accounting standards

Adoption of new accounting standards have been disclosed in Note 3 of the Company's consolidated financial statements for the year ended December 31, 2022 and to the condensed interim consolidated financial statements for the nine months ended September 30, 2023.

Significant Accounting Policies

The condensed interim consolidated financial statements for the nine months ended September 30, 2023 have been prepared in accordance with U.S. GAAP.

See Note 3 to the condensed interim consolidated financial statements for significant accounting policies used in the preparation of the consolidated financial statements.

Page | 24

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

Accordingly, the Company has prepared financial statements that comply with U.S. GAAP applicable as at September 30, 2023 and December 31, 2022, together with the comparative period data for the nine months ended September 30, 2022. The most significant change in accounting policy is as follows:

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

Item 5. Other Information

Not applicable.

Item 6.   Exhibits

3.1(1)	Certificate of Incorporation and Certificates of Change of Name

3.2(2)	Notice of Articles dated July 28, 2023

3.3(3)	Articles dated June 21, 2018

31.1	Certification of the Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934 (filed herewith)

31.2	Certification of the Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934 (filed herewith)

32.1	Section 1350 Certification of the Principal Executive Officer (filed herewith)

32.2	Section 1350 Certification of the Principal Financial Officer (filed herewith)

101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

________________

(1) Previously filed as exhibit to the Form 10-K filed March 31, 2023 and incorporated herein by reference.

(2) Previously filed as exhibit to the Form 10-Q filed August 14, 2023 and incorporated herein by reference

(3) Previously filed as exhibit to the Form 20-F filed April 30, 2020 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2023	LION COPPER AND GOLD CORP.
(Registrant)

	By:	/s/ Charles Travis Naugle
Principal Executive Officer

	By:	/s/ Stephen Goodman
Principal Financial Officer