Form 10-K
period 2023-12-31
LION COPPER & GOLD CORP.
filed 2024-04-01
CIK 1339688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $20,158,625 as at June 30, 2023.

Indicate the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 382,792,710 common shares as at March 26, 2024.

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

DIFFERENCES IN UNITED STATES AND CANADIAN REPORTING PRACTICES

Resource and Reserve Estimates

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, and applicable Canadian securities laws, and as a result we report our mineral resources according to two different standards. U.S. reporting requirements are governed by Regulation S-K Subpart 1300 ("S-K 1300"), as adopted by the U.S. Securities and Exchange Commission ("SEC"). Canadian reporting requirements for disclosure of mineral properties are governed by National Instrument 43-101 Standards of Disclosure for Mineral Projects ("NI 43-101"), as adopted from the definitions provided by the Canadian Institute of Mining, Metallurgy and Petroleum. Both sets of reporting standards have similar goals in terms of conveying an appropriate level of confidence in the disclosures being reported, but the standards generally embody slightly different approaches and definitions.

In our public filings in the United States, we are required to disclose measured, indicated and inferred mineral resources and mineral reserves, each as defined in S-K 1300. Currently, we do not have any measured, indicated or inferred mineral resources or mineral reserves as thus defined, and we are an exploration stage issuer.

The estimation of measured resources and indicated resources involves greater uncertainty as to their existence and economic feasibility than the estimation of proven and probable reserves, and therefore investors are cautioned not to assume that all or any part of measured or indicated resources will ever be converted into S-K 1300-compliant mineral reserves. The estimation of inferred resources involves far greater uncertainty as to their existence and economic viability than the estimation of other categories of mineral resources, and therefore it cannot be assumed that all or any part of inferred resources will ever be upgraded to a higher category. Therefore, investors are cautioned not to assume that all or any part of inferred resources exist, or that they can be mined legally or economically.

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

GLOSSARY OF TERMS

Fracture:	Breaks in a rock, usually due to intensive folding or faulting.

Gouge:	The finely ground rock that results from the abrasion along a fault surface.

Grade:	The concentration of each ore metal in a rock sample, usually given as weight percent. Where extremely low concentrations are involved, the concentration may be given in grams per tonne (g/t) or ounces per ton (oz/t). The grade of an ore deposit is calculated, often using sophisticated statistical procedures, as an average of the grades of a very large number of samples collected from throughout the deposit.

Indicated Mineral Resource:	An Indicated Mineral Resource is that part of a Mineral Resource for which quantity, grade or quality, densities, shape and physical characteristics can be estimated with a level of confidence sufficient to allow the appropriate application of technical and economic parameters, to support mine planning and evaluation of the economic viability of the deposit. The estimate is based on detailed and reliable exploration and testing information gathered through appropriate techniques from locations such as out-crops, trenches, pits, workings and drill holes that are spaced closely enough for geological and grade continuity to be reasonably assumed.

Inferred Mineral Resource:	An Inferred Mineral Resource is that part of a Mineral Resource for which quantity and grade or quality can be estimated on the basis of geological evidence and limited sampling and reasonably assumed, but not verified, geological and grade continuity. The estimate is based on limited information and sampling gathered through appropriate techniques from locations such as outcrops, trenches, pits, workings and drill holes.

Measured Mineral Resource:	A Measured Mineral Resource is that part of a Mineral Resource for which quantity, grade or quality, densities, shape, physical characteristics are so well established that they can be estimated with confidence sufficient to allow the appropriate application of technical and economic parameters, to support production planning and evaluation of the economic viability of the deposit. The estimate is based on detailed and reliable exploration, sampling and testing information gathered through appropriate techniques from locations such as outcrops, trenches, pits, workings and drill holes that are spaced closely enough to confirm both geological and grade continuity.

Mineral Deposit or Mineralized Material:	A mineralized body which has been intersected by sufficient closely spaced drill holes and or underground sampling to support sufficient tonnage and average grade of metal(s) to warrant further exploration-development work. This deposit does not qualify as a commercially mineable ore body (Reserves), as prescribed under SEC standards, until a final and comprehensive economic, technical, and legal feasibility study based upon the test results is concluded.

Mineral Resource:	A Mineral Resource is a concentration or occurrence of natural, solid, inorganic or fossilized organic material in or on the earth's crust in such form and quantity and of such a grade or quality that it has reasonable prospects for economic extraction. The location, quantity, grade, geological characteristics and continuity of a Mineral Resource are known, estimated or interpreted from specific geological evidence and knowledge.

Mineral Reserve:	A Mineral Reserve is the economically mineable part of a Measured or Indicated Mineral Resource demonstrated by at least a Preliminary Feasibility Study. This Study must include adequate information on mining, processing, metallurgical, economic and other relevant factors that demonstrate, at the time of reporting, that economic extraction can be justified. A Mineral Reserve includes diluting materials and allowances for losses that may occur when the material is mined.

Mineralization:	Usually implies minerals of value occurring in rocks.

Ore:	A natural aggregate of one or more minerals which may be mined and sold at a profit, or from which some part may be profitably separated.

Probable Mineral Reserve:	A Probable Mineral Reserve is the economically mineable part of an Indicated, and in some circumstances a Measured, Mineral Resource, demonstrated by at least a Preliminary Feasibility Study. This study must include adequate information on mining, processing, metallurgical, economic, and other relevant factors that demonstrate, at the time of reporting, that economic extraction can be justified.

Proven Mineral Reserve:	A Proven Mineral Reserve is the economically mineable part of a Measured Mineral Resource demonstrated by at least a Preliminary Feasibility Study. This study must include adequate information on mining, processing, metallurgical, economic, and other relevant factors that demonstrate, at the time of reporting, that economic extraction is justified.

Reserve(s):	A natural aggregate of one or more minerals which, at a specified time and place, may be mined and sold at a profit, or from which some part may be profitably separated.

Tailings:	Material rejected from a mill after recoverable valuable minerals have been extracted.

GLOSSARY OF ABBREVIATIONS

Ac-ft:	Acre feet
Ag:	Silver
Ag g/t:	Silver grade measured in grams per metric tonne
Au:	Gold
Au g/t:	Gold grade measured in grams per metric tonne
Cu:	Copper
g/t or gpt:	grams per tonne
IP:	Induced Polarization geophysical survey
NI 43-101:	Canadian National Instrument 43-101 - Standards of Disclosure for Mineral Projects
NSR:	Net smelter return royalty
Oz:	Troy ounce
oz/t or opt:	Ounces per ton.
PEA:	Preliminary Economic Assessment
ppb:	Parts per billion
ppm:	Parts per million
RC:	Reverse Circulation
TCu:	Total Copper

CONVERSION TABLES

Conversion Table
Imperial			Metric

1 Acre	=	0.404686	Hectares
1 Foot	=	0.304800	Metres
1 Mile	=	1.609344	Kilometres
1 Ton	=	0.907185	Tonnes
1 Ounce (troy)/ton	=	34.285700	Grams/Tonne
Precious metal units and conversion factors

ppb	- Part per billion	1	ppb	=	0.0010	ppm	=	0.000030	oz/t
ppm	- Part per million	100	ppb	=	0.1000	ppm	=	0.002920	oz/t
oz	- Ounce (troy)	10,000	ppb	=	10.0000	ppm	=	0.291670	oz/t
oz/t	- Ounce per ton (avdp.)	1	ppm	=	1.0000	ug/g	=	1.000000	g/tonne
g	- Gram
g/tonne	- gram per metric ton	1	oz/t	=	34.2857	ppm
mg	- milligram	1	Carat	=	41.6660	mg/g
kg	- kilogram	1	ton (avdp.)	=	907.1848	kg
ug	- microgram	1	oz (troy)	=	31.1035	g

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

The Company's common shares are listed on the TSX Venture Exchange ("TSXV") under the symbol "LEO" and trade on the OTCQB Market under the symbol "LCGMF". Additional information about Lion CG, including the Company's press releases, quarterly and annual reports, is available through the Company's filings with the securities regulatory authorities in Canada at www.sedarplus.com or the United States Securities Exchange Commission at www.sec.gov/edgar.

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

Intercorporate Relationships

The chart below illustrates our corporate structure on December 31, 2023, including our subsidiaries, the jurisdictions of incorporation, and the percentage of voting securities held.

Note 1:	Quaterra Alaska, Inc. is 100% owned by Lion Copper and Gold Corp. On April 5, 2022, the Company completed the assignment of the two option agreements for the Butte Valley Property to Falcon Butte Minerals Corp ("Falcon Butte"), a private British Columbia company established to acquire mineral resource properties.

Note 2:	On December 13, 2022, Quaterra Alaska Inc., assigned and transferred 100% of its outstanding interest in Blue Copper LLC, which holds the Groundhog property, the Butte Valley Royalty, and an interest in the Nieves project, to Blue Copper Resources Corp. As consideration, on the date of transfer of assets to Blue Copper Resources Corp, Quaterra Alaska was issued 57,513,764 common shares of Blue Copper Resources Corp which represented 79.3% of all issued and outstanding shares at December 13, 2022 and December 31, 2022. Blue Copper Resources Corp was renamed to Falcon Copper Corp on October 6, 2023.
Note 3:	On October 4, 2021, Blue Copper LLC was incorporated in the state of Montana, USA. Blue Copper LLC acquired and staked a district scale exploration and resource discovery opportunity (the "Blue Copper Prospect", or "Blue Copper Project"), comprising more than 7,430 acres in Powell County and Lewis & Clark County in Montana, USA.
Note 4:	On March 30, 2022, Six Mile Mining Company, a 100% wholly owned subsidiary of the Company, was dissolved and its assets were transferred to Quaterra Alaska Inc. which is a 100% wholly owned subsidiary of the Company.

Business Operations

Company Summary

The Company is a mineral exploration company engaged in the acquisition, exploration and development of copper projects currently in Nevada, Alaska and Montana in the United States. The amounts shown as mineral properties represent acquisition costs incurred to date, less amounts recovered and/or written off, and do not necessarily represent present or future values. The underlying value of mineral properties and related capitalized costs are dependent on the existence of economically recoverable reserves, securing and maintaining title and beneficial interest in the properties, and obtaining necessary financing.

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

Financing

The Company ensures that sufficient funds are raised from equity offerings or debt financings to meet its operating requirements, after considering existing cash and expected exercise of stock options and share purchase warrants. During the year ended December 31, 2023 the Company raised $1,306,172 from its non-brokered private placement of unsecured convertible debentures.

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

Employees

As at January 1, 2024, we have six full and part time employees and approximately twenty individuals working on a consulting basis. Our operations are managed by our officers with input from our directors. We engage geological, metallurgical, and engineering consultants from time to time as required to assist in evaluating our property interests and recommending and conducting work programs.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Management is responsible for monitoring material risks from cybersecurity threats, and reports any cybersecurity incidents to the Board. The Company uses industry reasonable efforts to maintain the integrity of its information systems.

ITEM 2. PROPERTIES

During the fiscal year ended December 31, 2023, the Company held through it’s subsidiary Singatse Peak Services LLC the Yerington Copper Project in Nevada composed of the Yerington and MacArthur properties, the Wassuk property in Nevada, the Bear Prospect in Nevada, and the Copper Canyon property in Nevada. Through its Falcon Copper subsidiary the Company holds the Blue Copper Project located in Montana, the Schell Creek Project composed of the Cabin and Muncy Properties in Nevada, the Pioneer Prospect in Arizona, and the Groundhog Prospect in Alaska.

Yerington Copper Projects - Nevada

The Yerington Copper Project is located near the geographic center of Lyon County, Nevada, US, along the eastern flank of the Singatse Range (Figures 4-1 and 4-2). The Project includes both the historical Yerington Property, flanked on the west by Weed Heights, Nevada (a small private community, the original company town of Anaconda) and the historic MacArthur open pit located approximately 4.5 miles to the northwest. The property is bordered on the east by the town of Yerington, Nevada which provides access via a network of paved and gravel roads that were used during previous mining operations.

The property is approximately 70 miles by road from Reno Nevada, 50 miles south of Tahoe-Reno Industrial Center, and 10 miles from the nearest rail spur of Wabuska. Topographic coverage is provided by the U.S. Geological Survey "Mason Butte", Lincoln Flat", and the "Yerington" 7.5' topographic quadrangles.

Yerington Copper Project Location

Source: Tetra Tech, 2014

Regional Layout Map

LEGEND:
YERINGTON COPPER PROJECT BOUNDARY
TOWNSHIP/RANGE LINE
CONCEPTUAL PIT OUTLINES
PRIVATE AND PATENTED LAND
UNPATENTED CLAIMS
N
MACARTHUR PITS
YERINGTON PIT
WALKER RIVER
CITY OF YERINGTON
0
4000
8000 FEET

Source: NewFields, 2023

Acquisition and Staking of Claims

The Project consists of 5 fee simple parcels and 82 patented mining claims totalling 2,767.66 acres, and 1,113 unpatented lode and placer claims totalling 22,996 acres. The unpatented claims are located on lands administered by the US Department of Interior, Bureau of Land Management (BLM) (Figure 42).

The private land, patented claims, and 23 unpatented mining claims were acquired on April 27, 2011, when SPS closed a transaction under which assets of Arimetco, Inc. (Arimetco), a Nevada corporation, were acquired. Private properties are located in Township 13 North, Range 25 East in Sections 4, 5, 8, 9, 16, 17, and 21, and patented claims are located within Township 13 North, Range 25 East in Sections 16, 17, 19, 21, 31, and 32 and in Township 13 North, Range 24 East in Sections 22-25 and 36.

The additional unpatented claims were staked prior to or subsequent to the acquisition by SPS.

SPS's claims are located in: Sections 1 and 2, Township 12 North, Range 24 East; Sections 1-3, 8, 9, 11-14, 22-27, 35, 36, Township 13 North, Range 24 East; Sections 4-9, 16-21, and 30-32, Township 13 North, Range 25 East; Sections 1-4, 9-16, 22-27, 34-36, Township 14 North, Range 24 East; Sections 19-20, 29-31 Township 14 North, Range 25 East; Sections 33-36 Township 15 North, Range 24 East, Mount Diablo Base & Meridian.

Expenditures to Date

Acquisition and exploration costs incurred as of December 31, 2023 were $7.4 million (2022 - $5.2 million) net of recovery from water rights sales and option payments made by Freeport Nevada.

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

On January 16, 2024, the Company filed its Opening Brief with the Lyon County Circuit Court requesting the Court reverse the State Engineer's 2021 and 2023 forfeiture decisions. The Company is awaiting a response from the Court. The Opening Brief was filed with the court as a continuation of its efforts to appeal the State's wrongful decision to forfeit three primary ground water rights permits. The legal approach is currently following two paths: First, the Company appealed the State Engineer's forfeiture decision asking the court to overturn the decision as unlawful. Second, the Company also filed a complaint requesting equitable relief from the court requesting the judge reinstate the water rights. At the Company's request, the Court stayed the decisions of the State Engineer related to the Company's water rights. In parallel with the legal appeal process, the Company also continues to evaluate opportunities for non-judicial settlement discussions with the State.

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

On October 5, 2023, an amendment was signed for the modification of the Stage 2 work program. The significant updates are related to the following:

  Stage 2 was divided into Stage 2a, consisting of the activities performed up until January 12, 2024, and Stage 2b;
  Term of Stage 2 was extended by 9 months, to September 12, 2024 to continue study work, including testing and evaluation of the Nuton Technologies.
  Subject to internal approvals, Nuton LLC ("Nuton"), on behalf of Rio Tinto, will advance $10,000,000 of the Stage 3 funding to Lion CG for the Stage 2b work program within 30 days of completion of Stage 2a.

  Should the Company and Nuton agree that Stage 2c is necessary, the parties will memorialize the scope of work in a letter agreement. Subject to internal approvals, Nuton will advance another $5,000,000 of the Stage 3 funding to Lion CG within 30 days of the execution of the Stage 2c Program of Work Agreement.
  Of the funding provided under the option agreement, the Company may allocate $50,000 per month for its corporate working capital.

The Company completed Stage 2a program of work as on January 12, 2024, and on January 4, 2024, $11,500,000 was received from Rio Tinto relating to Stage2b and Stage 3 programs of work.

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

Expenditures to Date

Acquisition and exploration costs incurred by the Company for the MacArthur Deposit to December 31, 2023 were $23.1 million (2022 - $22.6 million).

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

There are three different mineralization zones encountered at MacArthur. All three mineralization zones-- oxide, mixed chalcocite/oxide, and primary sulphide-- have grown with additional drilling and none are yet entirely closed off.

Exploration and Drilling History

Despite the numerous shallow pits and prospects across the MacArthur Property, there is little available published production information. Over the history of the Project, several operators have contributed to the pre-Lion CG drill hole database of more than 300 holes.

b. Yerington Mine

Location, Access and Infrastructure

The Yerington Copper Project is located near the geographic center of Lyon County, Nevada, US, along the eastern flank of the Singatse Range (Figure 41 and Figure 42). The Project includes both the historical Yerington Property, flanked on the west by Weed Heights, Nevada (a small private community, the original company town of Anaconda) and the historic MacArthur open pit located approximately 4.5 miles to the northwest. The Property is bordered on the east by the town of Yerington, Nevada which provides access via a network of paved and gravel roads that were used during previous mining operations.

The property is approximately 70 miles by road from Reno Nevada, 50 miles south of Tahoe-Reno Industrial Center, and 10 miles from the nearest rail spur of Wabuska. Topographic coverage is provided by the U.S. Geological Survey "Mason Butte", Lincoln Flat", and the "Yerington" 7.5' topographic quadrangles.

Access to the Property from the town of Yerington follows US Highway ALT 95 north about one mile to the Burch Street turnoff, a paved road that leads west into the Yerington Property. Access into the mine area is fenced and restricted. Inside the fenced area a series of roads provide access to all of the Property in Township 13 North, Range 25 East. Claims in Township 13 North, Range 24 East are accessed by a number of existing dirt roads leading west from US Highway ALT 95, from one to three miles south of the town of Yerington.

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

Geology and Mineralization

The Yerington Property includes both the Yerington deposit (the "Yerington Deposit") and a portion of the Bear Deposit which represent two of three known porphyry copper deposits in the Yerington copper district. Like the Mason copper-molybdenum property located 2.5 miles to the west, the Yerington and Bear Deposits are hosted in Middle Jurassic intrusive rocks of the Yerington Batholith.

Copper mineralization on the Property occurs in all three phases of the Yerington Batholith. Intrusive phases, from oldest to youngest, are known as the McLeod Hill Quartz Monzodiorite (field name granodiorite), the Bear Quartz Monzonite, and the Luhr Hill Granite, the source of quartz monzonitic (i.e. granite) porphyry dikes related to copper mineralization.

Following uplift and erosion, a thick Tertiary volcanic section was deposited, circa 18-17 Ma. This entire rock package was then extended along northerly striking, down-to-the-east normal faults that flatten at depth, creating an estimated 2.5 miles of west to east dilation-displacement (Proffett and Dilles, 1984). The extension rotated the section such that the near vertically emplaced batholiths were tilted 60° to 90° westerly. Pre-tilt, flat-lying Tertiary volcanics now crop out as steeply west dipping units in the Singatse Range west of the Yerington Property. The easterly extension thus created a present-day surface such that a plan map view actually represents a cross-section of the geology.

Under previous operators, the Yerington pit produced approximately 162 million tons of ore grading 0.54% Cu, of which oxide copper ores amenable to leaching accounted for approximately 104 million tons. A 1971 snapshot of head grades shows oxide mill head grade averaging 0.53% Cu and sulfide grades ranging from 0.45% to 0.75% Cu (D. Heatwole, personal communication).

The general geometry of copper mineralization below the Yerington pit is an elongate body extending 6,600 feet along a strike of S62ºE. The modeled mineralization has an average width of 2,000 feet and has been defined by drilling to an average depth of 400-500 feet below the pit bottom at the 3,500-foot elevation.

The copper mineralization and alteration throughout the Yerington district and at the Yerington Property are unusual for porphyry copper camps in that the mineralization is "stripey", occurring in WNW striking bands or stripes between materials of lesser grade. Clearly, much of this geometry is influenced by the strong, district-wide WNW structural grain observed in fault, fracture and, especially, porphyry dike orientations. Altered, mineralized bands range in width from tens of feet to 200-foot-wide mineralized porphyry dikes mined in the Yerington pit by Anaconda.

Oxide copper occurred throughout the extent of the Yerington pit, attracting the early prospectors who sank the Nevada-Empire shaft on copper showings located over the present-day south-central portion of the pit. To extract the copper oxides, Anaconda produced sulfuric acid on site, utilizing native sulfur mined and trucked from Anaconda's Leviathan Mine located approximately 70 miles west of Yerington.

Greenish, greenish blue chrysocolla (CuSiO3.2H20) was the dominant copper oxide mineral, occurring as fracture coatings and fillings, easily amenable to an acid leach solution. Historic Anaconda drill logs note lesser neotocite, aka black copper wad (Cu, Fe, Mn), SiO2 and rare tenorite (CuO) and cuprite (Cu2O). Oxide copper also occurs in iron oxide/limonite fracture coatings and selvages.

Exploration and Drilling Results

Historically, the Property in the area of the Yerington pit has been drilled extensively by Anaconda and ultimately resulted in the extraction of over 1.7 billion pounds of copper.

Lion CG (and its predecessor Quaterra) exploration at the Yerington Property has been primarily confined to drilling along accessible pit ramps and access roads along the sides of the Yerington pit.

Anaconda conducted considerable exploration and production drilling during its long tenancy of the project which resulted in the existing Yerington pit. Although the actual number of exploration drill holes and footages is unknown, historic records indicate that well over a thousand holes, including both core and rotary, were drilled in exploration and development at the Yerington pit alone.

Future Work Plans

Lion CG believes the Yerington Copper Project has potential for additional copper resources. Historic and current drilling data indicate that horizontal and vertical limits to the mineralization at the Yerington Pit have not yet been found. Additional exploration and in-fill drilling are being considered in an attempt to both expand and upgrade the current copper resources of the project prepared under NI 43-101 subject to financing. Historic and current drilling data indicate that horizontal and vertical limits to the mineralization at the Yerington Property have not yet been found.

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

The Company has five option agreements, entered from March 2013 to May 2015, to acquire a 100% interest in private land in Yerington, Nevada, known as the Bear deposit. Under the terms of these option agreements, as amended, the Company is required to make $5,988,290 in cash payments over 15 years ($5,453,290 paid) to maintain the exclusive right to purchase the land, mineral rights, and certain water rights and to conduct mineral exploration on these properties. Two of the properties are subject to a 2% NSR which can be reduced to a 1% NSR for consideration of $1,250,000.

Outstanding payments to keep the five option agreements current are as follows, by year:

• $131,000 due in 2024;

• $404,000 due yearly from 2025 to 2028.

Outstanding purchase payments under the five option agreements are as follows:

• $1,250,000 for Taylor, purchase option expiring April 4, 2025.

• $250,000 for Chisum, purchase option has no expiry date, $50,000 per year payment required for continuation;

• $5,000,000 for Yerington Mining, purchase option expiring in Q4 2024;

• Circle Bar N purchase option:

  On or before June 15, 2025: $12,000,000
  June 16, 2025 - June 15, 2026: $13,000,000
  June 16, 2026 - June 15, 2027: $14,000,000
  June 16, 2027 - June 15, 2028: $15,000,000
  June 16, 2028 - June 15, 2029: $16,000,000

• $22,770,000 for Desert Pearl Farms LLC, purchase option expiring in 2029.

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

Acquisition and exploration costs incurred by the Company for the Bear Deposit to December 31, 2023 were $3.7 million (2022 - $1.9 million) net of option payments made.

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

As at December 31, 2022, the Company had satisfied all obligations of the Wassuk property, allowing the Company to exercise their right to acquire 100% interest in the property. On January 14, 2023, the Company exercised this right, and transfer of claims was completed in January, 2023.

e. Copper Canyon, Nevada

On August 21, 2023, the Company entered into a Purchase and Sale Agreement with Convergent Mining, LLC, whereby the Company purchased the title to the Copper Canyon claims from Convergent Mining, LLC upon closing of agreement. As consideration, the Company paid $10,000 in necessary claim fees. Further, the Company will be required to pay an Exploration fee to Convergent Mining, LLC calculated as:

  5% of the first $2,000,000 of qualifying exploration costs, not exceeding $100,000

The Copper Canyon Property does not constitute a Mining Asset applicable to the Company's Rio Tinto Agreement.

Falcon Copper Corp.

The Company holds an interest in the following properties through it’s 47.7% interest in Falcon Copper Corp. as described below.

a.    Blue Copper Project, Montana

During the year ended as of December 31, 2021, the Company’s acquired and staked a district scale exploration and resource discovery opportunity (the “Blue Copper Project”), comprising more than 7,430 acres in Powell County and Lewis & Clark County in Montana, USA.  The area is prospective for high grade copper-gold skarns and porphyry copper-gold mineralization. The claim block encompasses a group of more than 14 historic small mines that produced high grade gold, copper and tungsten.

The Blue Copper Project, located approximately 25 miles WNW of Helena, Montana, is centered on the Late Cretaceous Blackfoot City Stock (the “BCS”), which was intruded into the Black Mountain syncline, composed primarily of a Paleozoic sequence of limestone, dolomite, shale and sandstone. The BCS crystallized at the same time as the nearby Boulder batholith, which is host to the world-famous Butte copper mines. The area is prospective for high grade copper-gold skarns and porphyry copper-gold mineralization.

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

On February 14, 2022, as a part of the closing of the Blue Copper Project transaction, the Company issued 1,500,000 common shares.

On October 28, 2022, Blue Copper LLC entered into a mining lease agreement with Snowshoe Creek LLC (“Snowshoe”), a Montana limited liability company owned by the CEO of the Company. Pursuant to the Agreement, Snowshoe will lease the Arnold, Snowbird and Montana property, including the patented mining claims on such property, to Blue Copper LLC for a term of 20 years and extendable on sole discretion of Blue Copper LLC.

As consideration, 15,000,000 preferred shares in the capital of Falcon Copper Corp. was issued to the CEO of the Company. The transaction was measured using the fair value of the asset received as the cost was more clearly evident. The fair value of the asset received was calculated using the original cost incurred to acquire the property and was determined to be $500,000.

b.   Schell Creek Project, Nevada

The Schell Creek Project is composed of the Cabin and Muncy Properties in White Pine County, Nevada, which represent two copper immediately adjacent targets composed of approximately 15,000 acres of mineral claims.

Muncy Property

Through it’s subsidiary Falcon Copper, the Company entered into an Option to Joint Venture Agreement with Kennecott Exploration Company (“Kennecott”), a Rio Tinto subsidiary. Pursuant to the agreement, Kennecott grants FCC the sole and exclusive right and option to acquire 100% interest in the Muncy Property, in Nevada. To exercise the option, Falcon Copper must:

  Make a commitment payment of $95,059 to Kennecott (paid)
  Incur exploration expenditures of $1,500,000 on the Muncy Property and $1,000,000 on the Cabin Property
  No less that 70% of exploration expenditures on each property must consist of drilling expenses.

Pursuant to the terms of the option agreement, if Falcon Copper decides to terminate the option at any time, they will grant Kennecott a 2% net smelter royalty in the Cabin Property.

If Kennecott elects not to form a joint venture, Kennecott must transfer all their rights in the Muncy Property to Falcon Copper. In return, Falcon Copper will grant the Kennecott a 2.0% net smelter royalty (NSR) in the Properties. Before Falcon Copper decides to develop a commercial mining operation on any portion of the Properties, it has the right to reduce the net smelter royalty (NSR) from 2.0% to 1.0% by paying the optionor $10,000,000 in cash.

Cabin Property

In 2023, FCC staked approximately 9,000 acres of federal mining claims in White Pine County, Nevada, the area of interest which is termed Cabin. The Cabin Property represents a potential major copper-moly porphyry discovery concealed beneath the Spring Valley pediment within a district-scale BLM land package, located immediately north of the Muncy Property.

c.   Pioneer Prospect, Arizona

In 2023, FCC staked an approximate 1,300 acre covered target area prospective for high grade primary or enriched porphyry copper mineralization located within Arizona’s prolific and within 10 miles of the Resolution & Ray mines.

d.  Groundhog Prospect, Alaska

The Groundhog copper project is a 54,880-acre property situated in an established copper porphyry belt situated 200 miles southwest of Anchorage, Alaska. It is located on State of Alaska claims covering the northern extension of a 10-kilometer wide north-northeast trending structural zone that hosts a number of porphyry copper-gold prospects.

Lion CG signed a lease agreement dated April 20, 2017, as amended July 11, 2019 and April 20, 2020, with Chuchuna Minerals Company (“Chuchuna”), an Alaska corporation, giving Lion CG an option to purchase a 90% interest in the Groundhog copper prospect. Lion CG committed to funding $1 million for exploration in the first year of the agreement, and a minimum of $500,000 in each of the following seven years. Lion CG can earn its 90% interest in Groundhog by providing a total of $5 million in funding for exploration over seven years, and by paying Chuchuna a lump sum of $3 million by the end of the final year. Lion CG has no obligation to exercise its option and can terminate the agreement at its discretion annually. Chuchuna will be the operator of the project and will plan, implement and manage exploration field programs as set out in a budget and work plan approved by Lion CG.

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

On December 13, 2022, the Groundhog property was transferred from Lion CG to Falcon Copper Corp. The Company incurred exploration expenditures of $166,000 for the year-ended December 31, 2021. In addition, the Company and FCC incurred aggregate exploration expenditures of $151,000 for the year-ended December 31, 2022 and FCC incurred expenditures of $72,000 for the year ended December 31, 2023.

Previous geologic, geochemical, and geophysical studies conducted on the property by a major international mining company, identified a number of large, high priority, magnetic and induced polarization (IP) targets. It is the intention to evaluate these, and other targets identified by more recent work by Chuchuna, by mapping, sampling, additional IP geophysical surveying and drilling.

ITEM 3. LEGAL PROCEEDINGS

The Company is currently contesting the forfeiture of certain water rights by the State of Nevada. For more details see "Water Rights" under "Item 2: Properties" above.

Aside from the abovementioned, we are not a party to any pending legal proceedings and, to the best of our knowledge, none of our properties or assets are the subject of any pending legal proceedings.

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

	High	Low
February 2024	1.3574	1.3404
January 2024	1.3522	1.3316
December 2023	1.3599	1.3205
November 2023	1.3875	1.3581
October 2023	1.3871	1.3520
September 2023	1.3674	1.3423

The following table sets out the exchange rate (price of one U.S. dollar in Canadian dollars) information as at each of the years ended December 31, 2023 and 2022.

	Year Ended December 31 (Canadian $ per U.S. $)
	2023	2022
Rate at end of Period	1.3226	1.3544
Low	1.3128	1.2451
High	1.3875	1.3856

Shareholders

As of March 25, 2024, there were 265 registered holders of record of the Company's common shares and an undetermined number of beneficial holders.

Securities Authorized for Issuance under Compensation Plans

The following table sets forth information as of December 31, 2023, respecting the compensation plans under which shares of the Company's common shares are authorized to be issued.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	49,239,020(1)	$0.01 (2)	43,005,236 (3)
Equity compensation plans not approved by security holders	Nil	Nil	Nil
Total	49,239,020	$0.01	43,005,236

Notes:

(1) Comprised of 49,239,020 stock options.

(2) Weighted-average exercise price of 49,239,020 stock options.

(3) 30,330,661 shares available for issuance under the Company's RSU plan and 12,674,575 shares available for issuance under the Company's stock option plan.

Recent Sales of Unregistered Securities

On March 2, 2023, the Company completed private placement of unsecured convertible debentures for gross proceeds of $1,306.172 (the "December Debentures"). The December Debentures are unsecured, and bear interest at 14% per annum payable annually. The December Debentures may be converted into shares of the Company at $0.07 per share until January 2, 2024 and thereafter at $0.074 per share. The holder has the option to elect to be repaid in kind at any time prior to maturity of the December Debentures by way of the Falcon Butte Shares at the rate of $0.28 per Falcon Butte Share, provided that any December Debenture held by an insider of the Company requires prior stock exchange approval prior to being repaid in kind. In connection with the sale of the December Debentures, the Company issued to the purchasers one detachable warrant (a "December Warrant") for every $0.07 of principal amount of the December Debentures subscribed for. Each December Warrant entitles the holder to acquire a common share of the Company at a price of $0.07 for a period of 20 months.

On March 2, 2023, the Company completed a financing of its U.S. controlled subsidiary Falcon Copper Corp., a Wyoming corporation that holds the Blue Copper Project. Pursuant to the financing, Falcon Copper Corp received an aggregate of $2,000,000 through the sale of shares of its common stock by way of private placement, and a further $867,500 pursuant to the conversion of Simple Agreement for Future Equity ("SAFE") notes. Following the financing of Falcon Copper Corp, the Company retains a 48.8% interest in Falcon Copper Corp. The proceeds will be applied to advance exploration of the Blue Copper Project and to pursue other greenfields exploration targets.

Purchases of Equity Securities by the Company and Affiliated Purchasers

Neither the Company nor an affiliated purchaser of the Company purchased common shares of the Company in the year ended December 31, 2023.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The Management’s Discussion and Analysis of Financial Conditions and Results of Operations of the Company for the year ended December 31 2023 are attached to this report following the signature page.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements for the years ended December 31 2023 and 2022 of the Company and the notes thereto are attached to this report following the signature page and Certifications.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

For the fiscal years ended December 31, 2023 and 2022, we did not have any disagreement with our accountants on any matter of accounting principles, practices, or financial statement disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, management concluded that, as of December 31, 2023, we had no deficiencies.

Changes in Internal Control

There have been no changes in internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

The following table contains information regarding the members of the Board of Directors and the executive officers of the Company:

Name	Age	Position	Position Held Since
Charles Travis Naugle	47	Director CEO Co-Chairman	June 18, 2021 May 13, 2021 November 1, 2022
Thomas Patton	80	Director Co-Chairman	November 6, 1998 July 31, 2013
Stephen Goodman	52	Director President Chief Financial Officer Secretary	September 13, 2021 May 13, 2021 September 15, 2021 August 5, 2021
Tony Alford	62	Director	September 13, 2021
Steven A. Dischler	65	Vice President, ESG (Environmental, Social and Governance)	March 1, 2022
Dave Harvey	67	Vice President, Exploration	November 3, 2021

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

Thomas Patton - Mr. Patton is the former President and COO of Western Silver, Senior VP Exploration and Business Development of Kennecott, and Managing Director of Rio Tinto Mining and Exploration, South America. Mr. Patton has worked as a resource exploration geologist for over 40 years. He notably headed the Western Silver team that discovered and delineated the world's largest silver reserve, Penasquito, and subsequently sold it to Glamis Gold (now Goldcorp) for $1.2 billion in 2006. Mr. Patton was former Executive VP Exploration of Kennecott.

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

OTHER DIRECTORSHIPS

The following table sets forth the current directors of the Company who are directors of other reporting issuers:

Name of Director	Reporting Issuers
Charles Travis Naugle	N/A
Thomas Patton	Riley Gold Corp.
Stephen Goodman	N/A
Tony Alford	N/A

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

To the Company's knowledge, based solely on a review of Forms 3 and 4, as amended, furnished to it during its most recent fiscal year, and Form 5, as amended, furnished to it with respect to such year, the Company believes that during the year ended December 31, 2023, its directors, executive officers and greater than 10% shareholders complied with all Section 16(a) filing requirements of the Exchange Act.

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

AUDIT COMMITTEE

The Board has an audit committee (the "Audit Committee") composed of three directors, Tony Alford, Thomas Patton, and Stephen Goodman. One member of the Audit Committee is "independent", being Tony Alford. Thomas Patton is considered not "independent" on the basis that he is the Co-Chairman of the Company and Stephen Goodman is considered not "independent" on the basis that he is the President and CFO of the Company. All members are "financially literate" in accordance with Multilateral Instrument 52-110 Audit Committees ("NI 52-110"). The Audit Committee reviews all financial statements of the Company prior to their publication, reviews audits or communications, recommends the appointment of independent auditors, reviews and approves the professional services to be rendered by independent auditors and reviews fees for audit services. The Audit Committee meets both separately with auditors (without management present) as well as with management present. The meetings with the auditors discuss the various aspects of the Company's financial presentation in the areas of audit risk and Canadian generally accepted accounting principles. Specifically, the Audit Committee has:

(a) reviewed and discussed the audited financial statements with management;

(b) discussed with the independent auditors the matters required to be discussed by the applicable requirements of the Public Company Accounting Oversight Board and the SEC; and

(c) received the written disclosures and the letter from the independent accountant required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant's communications with the Audit Committee concerning independence, and has discussed with the independent accountant the independent accountant's independence.

Based on the foregoing review and discussions, the audit committee recommended to the Board that the audited financial statements should be included in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC.

Submitted by the Audit Committee.

Tony Alford, Member

Thomas Patton, Member

Stephen Goodman, Member

Audit Committee Financial Expert

Thomas Patton is the Chair of the Audit Committee. Each member of the Audit Committee is a "financial expert" as defined in Item 407 of Regulation S-K.

Insider Trading Policy

The Company has adopted insider trading policies and procedures governing the purchase, sale, and other dispositions of its securities by directors, officers and employees, or the Company itself, which have been filed as an exhibit to this Form 10-K.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards(5) ($)	Option Awards(1) ($)	Non- Equity Incentive Plan Compen- sation ($)	Change in Pension Value and Non- qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Charles Travis Naugle CEO(2)	2023	250,000	Nil	(80,649)	294,643	N/A	N/A	N/A	463,994
	2022	250,000	N/A	174,204	193,172	N/A	N/A	N/A	617,376
Stephen Goodman President and CFO(3)	2023	200,000	Nil	(80,649)	246,655	N/A	N/A	N/A	366,006
	2022	200,000	N/A	80,884 (4)	170,514	N/A	N/A	N/A	451,398
Dave Harvey Vice President, Exploration	2023	156,000	Nil	Nil	27,353	N/A	N/A	N/A	183,353
	2022	156,000	Nil	Nil	16,372	N/A	N/A	N/A	172,372
Steven Dischler Vice President, ESG	2023	150,000	Nil	Nil	27,353	N/A	N/A	N/A	177,353
	2022	125,000	Nil	Nil	24,558	N/A	N/A	N/A	149,558

(1) The determination of the value of option awards is based upon the Black-Scholes Option pricing model, details and assumptions of which are set out in Note 6 to the Company's consolidated financial statements for the fiscal year ended December 31, 2023.

(2) Charles Travis Naugle was appointed as the Chief Executive Officer of the Company on May 13, 2021.

(3) Stephen Goodman was appointed as the President of the Company on May 13, 2021 and the Chief Financial Officer of the Company on September 15, 2021.

(4) This figure does not include 1,333,333 RSUs that were cancelled on June 2, 2022.

(5) 5,333,334 unvested RSU's was cancelled in 2023, and their respective share-based payments expense was reversed.

Director Compensation

During the financial year ended December 31, 2023, the Company paid Thomas Pressello $21,000 in cash for director services.

Other than as disclosed herein, no cash compensation was paid to any director of the Company for the director's services as a director during the financial year ended December 31, 2023, other than the reimbursement of out-of-pocket expenses.

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

GRANTS OF PLAN-BASED AWARDS TABLE

During the most recently completed financial year, incentive stock options were granted to directors, including directors who are Named Executive Officers as follows:

Name	Grant Date	Estimated future payouts under non- equity incentive plan awards			Estimated future payouts under equity incentive plan awards			All other stock awards: Number of shares of stock or units (#)	All other option awards: Number of securities underlying options (#)	Exercise or base price of option awards ($/Sh)	Grant date fair value of stock and option awards
		Thres- hold ($)	Target ($)	Max- imum ($)	Thres- hold ($)	Target ($)	Max- imum ($)
Charles Travis Naugle	July 21, 2023	N/A	N/A	N/A	N/A	N/A	N/A	5,385,965	N/A	C$0.08	C$389,276
Stephen Goodman	July 21, 2023	N/A	N/A	N/A	N/A	N/A	N/A	4,508,772	N/A	C$0.08	C$325,876
Tony Alford	July 21, 2023	N/A	N/A	N/A	N/A	N/A	N/A	5,600,000	N/A	C$0.08	C$404,746
Thomas Pressello(1)	July 21, 2023	N/A	N/A	N/A	N/A	N/A	N/A	1,000,000	N/A	C$0.08	C$72,276

(1) Thomas Pressello resigned as a director of the Company on July 28, 2023.

OUTSTANDING EQUITY AWARDS AT THE MOST RECENTLY COMPLETED FISCAL YEAR

As at the end of the most recently completed financial year, the following unexercised incentive stock options and equity incentive plan awards granted to directors, including directors who are Named Executive Officers, were outstanding:

Name	Option awards					Stock awards
	Number of securities underlying unexercised options (#)exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Num- ber of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested (#)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market of payout value of unearned shares, units or other rights that have not vested ($)
Charles Travis Naugle	500,000	Nil	Nil	C$0.245	2026-06-18	Nil	Nil	Nil	Nil
	1,500,000			C$0.11	2026-09-17
	2,530,000			C$0.085	2027-05-25
	5,385,965			C$0.08	2028-07-21
Thomas Patton(3)	200,000	Nil	Nil	C$0.07	2024-06-21	Nil	Nil	Nil	Nil
	300,000			C$0.08	2025-06-30
	200,000			C$0.245	2026-06-18
	700,000			C$0.085	2027-05-25
	1,000,000			C$0.08	2028-07-21
Stephen Goodman	500,000	Nil	Nil	C$0.245	2026-06-18	Nil	Nil	Nil	Nil
	1,500,000			C$0.11	2026-09-17
	2,170,000			C$0.085	2027-05-25
	4,508,772			C$0.08	2028-07-21
Tony Alford	400,000	Nil	Nil	C$0.245	2026-06-18	Nil	Nil	Nil	Nil
	1,500,000			C$0.11	2026-09-17
	1,500,000			C$0.09	2026-10-21
	700,000			C$0.085	2027-05-25
	957,713			C$0.072	2025-08-18
	5,600,000			C$0.08	2028-07-21

Notes:

(1) "Value of unexercised in-the-money options" is calculated by determining the difference between the market value of the securities underlying the options at the date referred to and the exercise price of the options and is not necessarily indicative of the value (i.e. loss or gain) that will actually be realized by the directors.

(2) "in-the-money options" means the excess of the market value of the Company's shares on December 31, 2023 over the exercise price of the options.

(3) Thomas Pressello resigned as a director of the Company on July 28, 2023.

OPTION EXERCISES AND STOCK VESTED

The following table provides information concerning each exercise of stock options during the last completed fiscal year for each of the Named Executive Officers.

Name	Option Awards		Stock Awards
	Number of shares acquired on exercise (#)	Value realized on exercise ($)	Number of shares acquired on vesting (#)	Value realized on vesting ($)
Charles Travis Naugle	Nil	Nil	Nil	Nil
Stephen Goodman	Nil	Nil	Nil	Nil
Dave Harvey	Nil	Nil	Nil	Nil
Steven Dischler	Nil	Nil	Nil	Nil

TERMINATION AND CHANGE OF CONTROL BENEFITS

The following contracts, agreements, plans, and arrangements provide for payments to the applicable Named Executive Officers following or in connection with any termination (whether voluntary, involuntary or constructive), resignation, retirement, a change in control of the company or a change in such Named Executive Officers' responsibilities:

Charles Travis Naugle - Mr. Naugle entered into an employment agreement with the Company and its subsidiary, Quaterra Alaska, Inc., dated effected May 1, 2021 and amended September 15, 2021, pursuant to which the Company engaged Naugle as the Chief Executive Officer of the Company and an officer of the subsidiary. Pursuant to the agreement, the subsidiary agreed to pay Mr. Naugle an annual base salary of US$250,000 (the "Annual Salary") effective September 15, 2021 in consideration for his services. The agreement was further amended on November 1, 2022 such that 52% of the Annual Salary will be paid in shares of Falcon Butte Minerals Corp. (the "Falcon Butte Shares"). The deemed price of the Falcon Butte Shares will be equal to the fair market value of the Falcon Butte Shares ("FMV") at the time the Company transfers such shares to Mr. Naugle. The payment schedule for the Falcon Butte Shares is as follows: (i) as at November 1, 2022, US$32,500 of the Annual Salary shall be converted to Falcon Butte Shares; and (ii) as at February 1, 2023, US$32,500 of the Annual Salary shall be converted to Falcon Butte Shares. The payment terms for the Falcon Butte Shares are applicable for six months beginning on November 1, 2022 and these payment terms can be extended on a quarterly basis thereafter by mutual consent of the parties. The final share issuance was granted on February 24, 2023, and the payment terms were not extended. For the purposes of the foregoing, the FMV will be the greater of $0.28 and the last cash issuance price per Falcon Butte Share (pursuant to a bona fide financing) as at the time of payment.

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

Stephen Goodman - Mr. Goodman entered into an employment agreement with the Company and its subsidiary, Quaterra Alaska, Inc., dated effected May 1, 2021 and amended September 15, 2021, pursuant to which the Company engaged Goodman as the President, Corporate Secretary and Chief Financial Officer of the Company and as the President of the subsidiary (the “Employment Agreement”).  Pursuant to the Employment Agreement, the Company agreed to modify the agreement at the request of Mr. Goodman to convert the Employment Agreement to a Consulting Agreement on similar terms.  Mr. Goodman, through his management services company, subsequently entered into a consulting agreement dated September 15, 2021 with the Company (the “Consulting Agreement”). Pursuant to the Consulting Agreement, the Company agreed to pay Mr. Goodman an annual fee of US$200,000 effective September 15, 2021 in consideration for his services. The Board, in its sole discretion following consultation with Mr. Goodman, will establish strategic objectives for him for each period commencing on December 15 in the first year of employment, and thereafter for each annual period ending December 15. Mr. Goodman will be entitled to receive an annual grant of options under the Company’s stock option plan of each of the companies on each annual review date based on a minimum of 50% and maximum of 150% of the annual fee using an exercise price equal to the Market Price on the date of grant. As at the current date no determination has been made by the Board concerning the annual grant of options for the annual period ended December 15, 2021.  If the companies terminate the Consulting Agreement for any reason other than for cause or death or disability, Mr. Goodman shall receive a payment equal to 75% of the annual grant of options under the stock option plan of the companies that was due to be paid on the next annual review date following such date of termination In the event that either of the companies completes a change of control during the term of the Consulting Agreement or within six months of the termination of the Consulting Agreement, upon the completion of such change of control, the companies shall pay Mr. Goodman’s management services company a payment equal to three times his annual fee, calculated as at the earlier of the date of the change of control or the last day of his services. The Consulting Agreement is for a term ending three years from the date of May 1, 2021, unless extended or terminated earlier.

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

Elements of Compensation

During 2023, the Company's compensation program consisted of two elements (i) cash and (ii) incentive stock options administered under the Company's stock option plan. The Company does not presently have a long-term incentive plan. There is no policy or target regarding allocation between cash and non- cash elements of the Company's compensation program. The Board reviews annually the total compensation package of each of the Company's NEOs on an individual basis, against the backdrop of the competitive landscape and the compensation goals and objectives described above.

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

Compensation Committee Interlocks and Insider Participation

The Company does not currently have a Compensation Committee. Compensation for executive officers and directors is determined by the entire Board. Directors abstain themselves from determinations of their own compensation. The Company has not identified any interlocking relationships with directors or executive officers of another entity.

Compensation Committee Report

The Board considered the Compensation Discussion and Analysis with management, and approved its inclusion in this Form 10-K.

Submitted by:

Thomas Patton

Stephen Goodman

Charles Travis Naugle

Tony Alford

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets out information as of the end of the fiscal year ended December 31, 2023 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and RSUs	Weighted-average exercise price of outstanding options, warrants and RSUs	Number of securities remaining available for future issuances under equity compensation plan [excluding securities reflected in column (a)]
Equity compensation plans approved by security holders	49,239,020(1)	$0.01 (2)	43,005,236 (3)
Equity compensation plans not approved by security holders	Nil	Nil	Nil
Total:	49,239,020	$0.01	43,005,236

Notes:

(1) Comprised of 49,239,020 stock options.

(2) Weighted-average exercise price of 49,239,020 stock options.

(3) 30,330,661 shares available for issuance under the Company's RSU plan and 12,674,575 shares available for issuance under the Company's stock option plan.

The Company's option plan (the "Option Plan") was approved by the Company's shareholders at the annual general and special meeting held on June 20, 2023. The Option Plan is a 20% fixed plan, and a maximum of 61,913,595 options are issuable under the Option Plan. The purpose of the Option Plan is to provide an incentive to directors, employees and consultants of the Company or its subsidiary to acquire a proprietary interest in the Company, to continue their participation in the affairs of the Company and to increase their efforts on behalf of the Company.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

To the knowledge of the directors and executive officers of the Company, the beneficial owners or persons exercising control or direction over Company shares carrying more than 5% of the outstanding voting rights as at March 26, 2024 are:

Name and Address	Number of Common Shares(1)	Nature of Ownership	Approximate % of Total Issued and Outstanding
Tony Alford Kernersville, NC, USA	93,283,509	Direct and Jointly with Spouse	24.37%

(1) The information relating to the above share ownership was obtained by the Company from insider reports and beneficial ownership reports on Schedule 13D filed with the SEC or available at www.sedi.ca, or from the shareholder.

(2) This figure does not include 15,234,794 shares registered to Mr. Alford's spouse, 24,788,445 common shares issuable pursuant to exercise of warrants, 15,302,713 common shares issuable pursuant to exercise of options, and $50,000 of convertible debentures.

SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of March 26, 2024, by:

(i) each director of the Company;

(ii) each of the Named Executive Officers of the Company; and

(iii) all directors and executive officers as a group.

Except as noted below, the Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole voting and investment power with respect to such shares.

Name of Beneficial Owner	Shares Beneficially Owned(1)(2)(3)(4)	Percentage of Shares Beneficially Owned
Charles Travis Naugle	2,166,667(4)	0.57%
Thomas Patton	9,997,110(5)	2.61%
Stephen Goodman	3,442,952	0.90%
Tony Alford	93,283,509(6)	24.37%
Steven Dischler	7,104,475(7)	1.86%
Dave Harvey	Nil	Nil
All officers and directors (7) persons	115,994,713	30.30%

(1) These amounts exclude beneficial ownership of securities not currently outstanding, but which are reserved for immediate issuance on exercise of stock options as follows: 9,915,965 shares issuable to Charles Travis Naugle, 2,400,000 shares issuable to Thomas Patton, 10,108,772 shares issuable to Stephen Goodman, 15,302,713 shares issuable to Mr. Alford, 1,760,000 shares issuable to Mr. Dischler, and 1,000,000 shares issuable to Dave Harvey.

(2) These amounts exclude beneficial ownership of securities not currently outstanding, but which are reserved for immediate issuance on exercise of warrants as follows: 6,133,878 shares issuable to Charles Travis Naugle, 400,000 shares issuable to Thomas Patton, 3,009,625 shares issuable to Stephen Goodman, 24,788,445 shares issuable to Tony Alford, and 2,101,922 shares issuable to Steven Dischler.

(3) These amounts exclude beneficial ownership of securities not currently outstanding, but which are reserved for immediate issuance on conversion of convertible debentures as follows: 5,300,544 shares issuable to Charles Travis Naugle, 83,333 shares issuable to Stephen Goodman, and 833,333 shares issuable to Tony Alford.

(4) Includes 833,334 shares held indirectly through Redhill Energy LLC.

(5) Includes 6,889,348 shares held indirectly through Thomas C. and Linda Sue Patton Trust.

(6) Mr. Alford holds 93,283,509 Shares (held directly and held jointly with his spouse), and indirectly holds 15,234,794 Shares that are registered to his spouse.

(7) Includes 100,000 shares held jointly with Mr. Dischler's spouse.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During the year ended December 31, 2023, Charles Travis Naugle, Stephen Goodman, and Tony Alford, and Steven Dischler subscribed for $1,926,000 of unsecured convertible debentures in a financing. The debentures bear interest at a rate of 14% per annum and mature on November 2, 2024 and are convertible into shares of the Company at $0.07 ($0.095 CAD) per share until January 2, 2024, and thereafter at $0.074 ($0.10 CAD) per share.

In February of 2024, Charles Travis Naugle, Stephen Goodman, and Tony Alford subscribed for an aggregate $373,033 of unsecured convertible debentures ("Replacement Debentures") issued in replacement of previously issued convertible debentures. The Replacement Debentures have a maturity date of 12 months and bear interest at a rate of 20% per annum, and are convertible into common shares of the Company at $0.06 (C$0.08) per share.

In 2024, Tony Alford, Stephen Goodman and Steven Dischler participated in a debt settlement for matured convertible debentures by subscribing for an aggregate of 41,707,215 shares at a price of $0.042 (C$0.05625) per share for a total of $1,751,703.15. Also in March of 2024, Stephen Goodman, Tony Alford and Steven Dischler participated in a private placement for a total of 12,797,618 units for a total of $537,500, at a price of $0.042 (C$0.05625) per unit. Each unit is comprised of one common share and one common share purchase warrant exercisable at $0.056 (C$0.075) per share for a period of five years from the date of issuance.

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

DIRECTOR INDEPENDENCE

The Company's common shares are listed on the TSX Venture Exchange. Under TSX Venture Exchange rules, the Board is required to affirmatively determine that each "independent" director has no material relationship with the Company which would interfere with the exercise of independent judgment. The Board has determined that the following director is "independent" as required by TSX Venture Exchange listing standards: Tony Alford.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

MNP LLP has served as the Company's independent auditors since October 18, 2021, and will be appointed by the Board of Directors to continue as the Company's independent auditor for the Company's fiscal year ending December 31, 2024, and until the next annual general meeting of shareholders.

The fees for services provided by MNP LLP, to the Company in each of the fiscal years ended December 31, 2023 and 2022 were as follows:

Fees	2023	2022
Audit Fees	C$194,699	C$126,988
Audit Related Fees	N/A	N/A
Tax Fees	N/A	N/A
All Other Fees	N/A	N/A
Total	C$194,699	C$126,988

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

Financial Statements and Management's Discussion and Analysis

The following Consolidated Financial Statements are filed as part of this report.

Description	Page
Financial statements for the years ended December 31, 2023 and 2022 and audit reports thereon.	F-1
Management's Discussion and Analysis for the years ended December 31, 2023 and 2022.	F-2

Exhibits

The following table sets out the exhibits filed herewith or incorporated herein by reference.

Exhibit	Description
3.1(4)	Certificate of Incorporation and Certificates of Change of Name
3.2(5)	Notice of Articles dated July 28, 2023
3.3(2)	Articles dated June 21, 2018
10.1(4)	Stock Option Plan and RSU Plan
10.2(3)	Shareholder Rights Plan dated June 21, 2018
10.3(4)	Management Contract with Charles Travis Naugle
10.4(5)	Management Contract with Stephen Goodman
19.1(4)	Insider Trading Policy
21.1(5)	List of Subsidiaries
23.1(5)	Consent of MNP LLP
31.1(5)	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934 of the Principal Executive Officer
31.2(5)	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934 of the Principal Financial Officer
32.1(5)	Section 1350 Certification of the Principal Executive Officer
32.2(5)	Section 1350 Certification of the Principal Financial Officer
101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Date: March 29, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

"Charles Travis Naugle"	Chief Executive Officer and	March 29, 2024
Charles Travis Naugle	Director (Principal Executive Officer)

"Stephen Goodman"	President, Chief Financial Officer and Director	March 29, 2024
Stephen Goodman	(Principal Financial and Accounting Officer)

"Thomas Patton"	Co-Chairman and Director	March 29, 2024
Thomas Patton

"Tony Alford"	Director	March 29, 2024
Tony Alford

Lion Copper and Gold Corp.

Consolidated Financial Statements

For the years ended December 31, 2023 and 2022

(Expressed in thousands of U.S. Dollars)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Lion Copper and Gold Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Lion Copper and Gold Corp. and its subsidiaries (the Company) as at December 31, 2023 and 2022, and the related consolidated statements of operations, changes in equity, and cash flow for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the consolidated financial statements).

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023 and 2022, and the results of its consolidated operations and its consolidated cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Material Uncertainty Related to Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred ongoing losses and expects to incur further losses in the advancement of its business activities that raises substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We have served as the Company’s auditor since 2021.

Vancouver, Canada March 22, 2024	“MNP LLP” Chartered Professional Accountants
1930

Lion Copper and Gold Corp. Consolidated Balance Sheets As at December 31, 2023 and 2022 (In thousands of U.S. Dollars)

	Note	December 31, 2023	December 31, 2022

ASSETS
Current assets
Cash		$2,310	$1,365
Other receivables		14	7
Prepaid and deposit		62	56
		2,386	1,428

Other Receivables - Long term		10	-
Mineral properties	4,14	7,647	7,884
Reclamation bonds		9	23
Investment in associate	5	1,206	1,504
Total assets		$11,258	$10,839

LIABILITIES
Current liabilities
Accounts payable		$163	$232
Accrued liabilities		-	4
Rio Tinto Deposit	6	1,357	613
SAFE Notes	10	-	1,131
Derivative liabilities	8	176	4
Convertible Debentures - current	8,9,13	3,544	-
		5,240	1,984

Convertible debentures - long term	8,9,13	-	1,874
Total liabilities		5,240	3,858

Stockholders' equity
Share capital, no par value, unlimited common shares authorized; 309,667,975 issued and outstanding (2022 - 309,567,975)	11	105,396	105,384
Additional paid-in capital	12	24,168	23,043
Deficit		(126,663)	(121,834)
Non-controlling interest	7	3,117	388
Total stockholders' equity		6,018	6,981
Total liabilities and stockholders' equity		$11,258	$10,839

NATURE OF OPERATIONS AND GOING CONCERN (Note 1)

COMMITMENTS (Note 15)

CONTINGENCIES (Note 16)

SUBSEQUENT EVENTS (Note 19)

Approved on behalf of the Board of Directors on March 22, 2024:

/s/ "Travis Naugle"	/s/ "Stephen Goodman"
Chief Executive Officer	President & Chief Financial Officer

 The accompanying notes form an integral part of these consolidated financial statements.

Lion Copper and Gold Corp. Consolidated Statements of Operations For the years ended December 31, 2023 and 2022 (In thousands of U.S. Dollars, except for shares and per share amounts)

		For the years ended December 31,
	Note	2023	2022

Operating expenses
Exploration expenditures	4	$6,350	$4,302
Rio Tinto Deposit	6	(6,516)	(3,237)
General office		194	140
Interest		432	144
Insurance		74	61
Investor relations and corporate development		21	52
Professional fees		1,525	715
Rent		15	14
Salaries and benefits	13	1,368	733
Share-based payments	12,13	1,133	1,173
Transfer agent and regulatory		85	104
Travel		62	54
Operating loss		(4,743)	(4,255)

Non-operating Income/(expenses)
Fair value gain on derivative liabilities	8	356	429
Foreign exchange gain		(2)	13
Gain on settlement of debt	11	-	20
Accretion expense	9	(460)	(108)
Gain on sale of Butte Valley	4,13	-	2,207
Gain on transfer of investment shares	5	22	19
NSR buy-down	4,13	-	500
Loss on revaluation of SAFE notes	10	(305)	(364)
Share of loss in associate	5	(288)	(389)
Interest and other income		111	-
Impairment of mineral properties	4	(602)	-
		(1,168)	2,327
Net loss and comprehensive loss for the year		$(5,911)	$(1,928)

Net loss and comprehensive loss attributed to:
Stockholders of the Company		$(4,829)	$(1,816)
Non-controlling interest	7	$(1,082)	$(112)

loss per share, basic and diluted		$(0.02)	$(0.01)

Weighted average number of shares outstanding - basic & diluted		309,601,948	304,538,938

The accompanying notes form an integral part of these consolidated financial statements.

Lion Copper and Gold Corp. Consolidated Statements of Changes in Equity For the years ended December 31, 2023 and 2022 (In thousands of U.S. Dollars, except for shares)

	Notes	Common shares	Share capital	Additional paid-in capital	Deficit	Non-controlling interest	Total stockholders' equity
Balance at December 31, 2021		293,806,611	$104,340	$22,012	$(120,018)	$-	$6,334
Shares issued for mineral properties	4,11	9,500,000	625	-	-	-	625
Shares issued to settle debt	11	2,928,031	181	-	-	-	181
Shares issued for warrants exercised	11,12	2,000,000	149	(49)	-	-	100
FCC issuance of preferred shares	4, 7	-	-	-	-	500	500
Grant of RSUs	11,12	1,333,333	93	-	-	-	93
Share issuance costs		-	(4)	-	-	-	(4)
Share-based payments	12	-	-	1,080	-	-	1,080
Net loss for the year		-	-	-	(1,816)	(112)	(1,928)
Balance at December 31, 2022		309,567,975	$105,384	$23,043	$(121,834)	$388	$6,981

Balance at December 31, 2022		309,567,975	$105,384	$23,043	$(121,834)	$388	$6,981
Share-based payments	12	-	-	1,133	-	-	1,133
Exercise of options	12	100,000	12	(8)	-	-	4
SAFE notes conversion and equity financing for FCC	7	-	-	-	-	3,536	3,536
Issuance of common shares of FCC	7	-	-	-	-	275	275
Net loss for the year		-	-	-	(4,829)	(1,082)	(5,911)
Balance at December 31, 2023		309,667,975	$105,396	$24,168	$(126,663)	$3,117	$6,018

The accompanying notes form an integral part of these consolidated financial statements.

Lion Copper and Gold Corp. Consolidated Statements of Cash Flow For the years ended December 31, 2023 and 2022 (In thousands of U.S. Dollars)

	For the years ended December 31,
	2023	2022

Cash flows used in operating activities
Loss for the year	$(5,911)	$(1,928)
Non-cash transactions:
Interest expense	432	144
Accretion expense	460	108
Gain on settlement of debt	-	(20)
Fair value gain on derivative liabilities	(356)	(428)
Gain on Sale of Butte Valley	-	(2,207)
Gain on transfer of investment shares	(22)	(19)
Share of loss of investment in associate	288	389
Wages settled through transfer of investment shares	32	32
Share-based payments	1,133	1,173
Loss on revaluation of SAFE notes	305	364
Impairment of mineral properties	602	-

Changes in operating assets and liabilities:
Other receivables	(17)	(1)
Trade payables and other liabilities	(306)	(143)
Prepaid and deposit	(6)	(13)
Rio Tinto deposit	977	763
Net cash used in operating activities	(2,389)	(1,786)

Cash flows used in investing activities
Capitalized expenditures on mineral properties	(365)	(62)
Net refund from water rights sale	-	(1,000)
Sale of Butte Valley	-	500
Reclamation bond	14	8
Net cash used in investing activities	(351)	(554)

Cash flows provided by financing activities
Proceeds from convertible debentures	1,306	2,000
Exercise of Warrants	-	100
Proceeds from SAFE notes	100	767
FCC - Proceeds from private placement	2,275	-
Share issuance costs	-	(4)
Exercise of options	4	-
Net cash provided by financing activities	3,685	2,863
Increase in cash	945	523
Cash, beginning of year	1,365	842
Cash, end of year	$2,310	$1,365

Supplemental cash flow information
Shares issued for conversion of SAFE notes	1,536	-
Shares issued for mineral properties	-	1,124
Shares issued to settle debt	-	199

The accompanying notes form an integral part of these consolidated financial statements.

Lion Copper and Gold Corp.
Notes to the Consolidated Financial Statements
For the years ended December 31, 2023 and 2022
(In thousands of U.S. Dollars except for shares and per share amounts)

1. NATURE OF OPERATIONS AND GOING CONCERN

Lion Copper and Gold Corp. (together with its subsidiaries, "Lion CG" or the "Company") is a Canadian-based Company advancing its flagship copper assets at Yerington, Nevada through an option to earn-in agreement with Nuton LLC, a Rio Tinto venture. The Company is incorporated in British Columbia, Canada. Its registered and records offices are located at 1200 - 750 West Pender Street, Vancouver, British Columbia, Canada, V6C 2T8. On November 22, 2021, the Company changed its name from Quaterra Resources Inc. to Lion Copper and Gold Corp. The shares of the Company commenced trading under the new name at the open of trading on November 23, 2021. The Company's common shares are listed on the TSX Venture Exchange ("TSXV") under the symbol "LEO" and trades on the OTCQB Market under the symbol "LCGMF".

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

These consolidated financial statements are prepared on a going concern basis, which contemplates that the Company will be able to meet its commitments, continue operations and realize its assets and discharge its liabilities in the normal course of business for at least twelve months from the date of approval of these consolidated financial statements from the Board of Directors. The Company has incurred ongoing losses and expects to incur further losses in the advancement of its business activities. For the year ended December 31, 2023, the Company incurred a net loss of $5,911 (2022 - $1,928). As at December 31, 2023, the Company had cash of $2,310 (2022 - $1,365), working capital deficit of $2,854 (2022 - $556) and an accumulated deficit of $126,663 (2022 - $121,834).

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

Lion Copper and Gold Corp. Notes to the Consolidated Financial Statements For the years ended December 31, 2023 and 2022 (In thousands of U.S. Dollars except for shares and per share amounts)

2. BASIS OF PRESENTATION

Statement of compliance

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") and are expressed in U.S. dollars. These consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions were eliminated upon consolidation.

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

These consolidated financial statements include the financial statements of Lion Copper and Gold Corp., and its subsidiaries:

	Percentage ownership
Subsidiaries	December 31, 2023	December 31, 2022	Country of incorporation
Quaterra Alaska Inc. ("Quaterra Alaska")	100.0%	100.0%	USA

Singatse Peak Services, LLC ("SPS")	100.0%	100.0%	USA

Six Mile Mining Company ("Six mile")	N/A	N/A	USA

Falcon Copper Corp ("FCC") (Formerly Blue Copper Resources Corp ("BCRC"))	47.7%	79.3%	USA

Blue Copper LLC	47.7% indirect through FCC	79.3% indirect through FCC	USA

Blue Copper Royalties LLC ("BCR LLC")	48.8%	N/A	USA

Falcon Services, LLC	47.7% indirect through FCC	N/A	USA

Lion Copper and Gold Corp. Notes to the Consolidated Financial Statements For the years ended December 31, 2023 and 2022 (In thousands of U.S. Dollars except for shares and per share amounts)

2. BASIS OF PRESENTATION (continued)

Statement of compliance (continued)

On March 30, 2022, Six Mile was dissolved, and its assets were transferred to Quaterra Alaska.

On December 13, 2022, Quaterra Alaska assigned and transferred 100% of its outstanding interest held in Blue Copper LLC to FCC.

On August 25, 2023, BCR LLC was incorporated and on September 6, 2023, FCC carried out a re-organization of its assets and capital structure through an assignment transaction with BCR LLC. The Company assessed the impact of the re-organization and concluded the Company still has control over BCR LLC. As such, the re-organization is a transaction between entities under common control and the assets transferred are accounted for at their carrying values. See Notes 4 and 7.

On December 13, 2023, Falcon Services, LLC was incorporated with FCC being the sole shareholder. There was no activity in Falcon Services, LLC during the year ended December 31, 2023.

For partially owned subsidiaries, the interest attributable to non-controlling stockholders is reflected in non-controlling interest. The Company has assessed control for any entity with less than 50% ownership and has concluded the Company has control (Note 7).

Lion Copper and Gold Corp. Notes to the Consolidated Financial Statements For the years ended December 31, 2023 and 2022 (In thousands of U.S. Dollars except for shares and per share amounts)

3. SIGNIFICANT ACCOUNTING POLICIES

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

Key sources of estimation uncertainty that has a significant risk of causing material adjustment to the amounts recognized in the consolidated financial statements exist as follows:

  Share‐based payments: The Company has a stock option plan pursuant to which the fair value of options issued is estimated by using the Black Scholes option pricing model on the date of the grant based on certain assumptions. Those assumptions are described in Note 12 and include expected volatility, expected life of the options and number of options expected to vest.
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
  Valuation of warrants: During the year ended December 31, 2023 and 2022, the Company granted freestanding warrants pursuant to the closing of convertible debenture financings. The Black Scholes option pricing model was used to determine fair value for the warrants and required significant assumptions to be made by management.
  Valuation of derivative liabilities: During the year ended December 31, 2023 and 2022, the Company completed multiple tranches of convertible debenture financings. The convertible debentures include certain conversion features which were valued using the option pricing model and required significant assumptions to be made by management to value.

Significant judgments used in the preparation of these consolidated financial statements include, but are not limited to:

  Mineral properties: Judgment is required in assessing whether certain factors would be considered an indicator of impairment. Both internal and external information is considered to determine whether there is an indicator of impairment present and, accordingly, whether impairment testing is required.

Lion Copper and Gold Corp. Notes to the Consolidated Financial Statements For the years ended December 31, 2023 and 2022 (In thousands of U.S. Dollars except for shares and per share amounts)

3. SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounting estimates and judgments (continued)
  Going concern: In the determination of the Company's ability to meet its ongoing obligations and future contractual commitments, management relies on the Company's planning, budgeting and forecasting process to help determine the funds required to support the Company's normal operations on an ongoing basis and its expansionary plans. The key inputs used by the Company in this process include forecasted capital deployment, results from operations, results from the exploration and development of its properties and general industry conditions;
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
  Valuation of the Arnold, Snowbird, and Montana property: During the year ended December 31, 2022, the Company entered into a property lease agreement with a related party. Management used judgment in determining the fair value of the leased property; and
  Control over FCC: During the year ended December 31, 2023, the Company's ownership in FCC decreased below 50%. Management has concluded that the Company still retains control over FCC as the Company has majority representation on the board of directors, and management of FCC and the Company is shared and will therefore consolidate FCC.

Estimates and underlying assumptions are reviewed on an ongoing basis. Revisions to accounting estimates are recognized in the year in which the estimates are revised and in any future years affected.

a) Investment in associate

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

Lion Copper and Gold Corp. Notes to the Consolidated Financial Statements For the years ended December 31, 2023 and 2022 (In thousands of U.S. Dollars except for shares and per share amounts)

3. SIGNIFICANT ACCOUNTING POLICIES (continued)

b) Translation of foreign currencies

The functional currency for the Company and each of the Company's subsidiaries is the currency of the primary economic environment in which the entity operates. Determination of functional currency may involve certain judgments to determine the primary economic environment and the Company reconsiders the functional currency of its entities if there is a change in events and conditions that determined the primary economic environment. The Company's presentation currency is the U.S. dollar ("$" or "USD"). The functional currency of the Company and its significant subsidiaries is the USD. In preparing the financial statements, transactions in currencies other than an entity's functional currency ("foreign currencies") are recorded at the rates of exchange prevailing at the dates of the transactions. At each balance sheet date, monetary assets and liabilities are translated using the year‐end foreign exchange rate. Non‐monetary assets and liabilities are translated using the historical rate on the date of the transaction. All gains and losses on translation of these foreign currency transactions are included in the statement of loss.

c) Mineral properties

Direct costs related to the acquisition of mineral properties held or controlled by the Company are capitalized on an individual property basis until the property transitions to the development stage, is sold, abandoned, or determined to be impaired. Exploration and administration costs are expensed as incurred. The Company classifies its mineral properties as exploration and evaluation assets until the technical feasibility and commercial viability of extracting a mineral resource are demonstrable. At this point, the mineral properties' carrying value is tested for impairment and subsequently transferred to property and equipment. The establishment of technical feasibility and commercial viability of a mineral property is assessed based on a combination of factors, such as the extent of established mineral reserves, the results of feasibility and technical evaluations, and the status of mineral leases or permits. Proceeds from the sale of properties are accounted for as reductions to the capitalized acquisition costs.

Cash proceeds received from farm‐out option agreements are recorded as a liability once received and reduced as the obligation to incur expenditures related to the agreement are met. Funds received for expenditures incurred are recorded as an income in the consolidated statements of operations or as a reduction to the capitalized acquisition costs, depending on the nature of the expenditure incurred.

d) Impairment

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

Based on the Company's evaluation, no impairment indicators were identified on the mineral properties for the years ended December 31, 2023 and 2022.

e) Share‐based payments

The fair value of stock options granted to directors, officers, employees and consultants is calculated using the Black Scholes option pricing model and is expensed over the vesting periods. If and when stock options are exercised, the value attributable to the stock options is transferred to share capital.

Lion Copper and Gold Corp. Notes to the Consolidated Financial Statements For the years ended December 31, 2023 and 2022 (In thousands of U.S. Dollars except for shares and per share amounts)

3. SIGNIFICANT ACCOUNTING POLICIES (continued)

f) Cash

Cash consists of cash on hand and bank deposits. As at December 31, 2023, the Company held $2 CAD (2022 - $15 CAD) in bank accounts denominated in CAD.

g) Financial instruments

Financial instruments are recognized in the balance sheet when the Company becomes a party to a contractual obligation. At initial recognition, the Company classifies and measures its financial instruments as one of the following:

  held to maturity (amortized cost);
  available for sale (fair value through other comprehensive income);
  Fair value through other comprehensive income (FVOCI);
  otherwise, they are classified as trading (fair value through Profit and loss).

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

The Company's cash, accounts payable, accrued liabilities and Rio Tinto deposit approximate fair value due to their short‐term nature.

The convertible note is classified as a liability at amortized cost, with the conversion feature and related warrants classified as liabilities to be measured at fair value at each reporting period. The debt liability was initially recorded at the residual value after deducting the fair value of the conversion feature and warrants and is subsequently measured at amortized cost using the effective interest rate method and will be accreted to the face value over the term of the convertible debenture.

The SAFE notes are classified as liabilities pursuant to ASC 480 and were measured at fair value at each reporting period, with changes in fair value recorded within the Consolidated Statements of Operations.

h) Provisions

Provisions are recognized when a present legal or constructive obligation exists as a result of past events where it is probable that an outflow of resources embodying economic benefits will be required to settle the obligation, and the amount of the obligation can be reliably estimated. The amount recognized as a provision is the best estimate of the consideration required to settle the present obligation at the reporting date, considering the risks and uncertainties surrounding the obligation. The Company had no material provisions as of December 31, 2023 and 2022.

Lion Copper and Gold Corp. Notes to the Consolidated Financial Statements For the years ended December 31, 2023 and 2022 (In thousands of U.S. Dollars except for shares and per share amounts)

3. SIGNIFICANT ACCOUNTING POLICIES (continued)

i) SAFE Notes

The Company issued SAFE notes to investors during the year ended December 31, 2022 and determined that the SAFE notes are not a legal form of debt (i.e., no creditors' rights). The Company allowed for redemption based upon certain events that are outside of the control of the Company. Therefore, the SAFE Instruments were classified as liabilities pursuant to ASC 480 and were measured at fair value at each reporting period, with changes in fair value recorded within the Consolidated Statements of Operations. The safe notes were converted during the year ended December 31, 2023 due to a triggering event caused by a private placement from FCC and the SAFE notes were converted into common shares of FCC (Note 10).

j) Earnings (loss) per share

Basic earnings (loss) per share is calculated using the weighted average number of common shares outstanding during the year. The Company uses the treasury stock method to compute the dilutive effect of options, warrants and similar instruments. Under this method, the dilutive effect on earnings per share is calculated, presuming the exercise of in‐the‐money outstanding options, warrants and similar instruments. It assumes that the proceeds of such exercise would be used to repurchase common shares at the average market price during the year. However, the calculation of diluted loss per share excludes the effects of various conversions and exercise of options and warrants that would be anti‐dilutive.

k) Income tax

Income tax comprises current and deferred tax. Income tax is recognized in net loss, except to the extent it is related to items recognized directly in equity or other comprehensive loss. Deferred tax is recognized in respect of temporary differences arising between the tax bases of assets and liabilities and their carrying amounts in the consolidated financial statements. Deferred tax is determined on a non‐discounted basis using tax rates and laws that have been enacted by the reporting date and are expected to apply when the deferred tax asset or liability is settled. Deferred tax assets are recognized to the extent that their recovery is more likely than not.

l) Non-controlling interest

On December 13, 2022, Quaterra Alaska was issued 57,513,764 common shares of FCC which represented 79.3% of all issued and outstanding shares at December 31, 2022. For partially owned subsidiaries, the interest attributable to non-controlling shareholders is reflected in non-controlling interest. During the year ended December 31, 2023, FCC completed multiple financings throughout the year and at December 31, 2023, the Company held 47.7% (Note 19) of shares in FCC. In the absence of majority holdings, the Company will continue to consolidate FCC as it still has the control through its majority representation on the board of directors and its shared management with FCC (Note 7).

Lion Copper and Gold Corp. Notes to the Consolidated Financial Statements For the years ended December 31, 2023 and 2022 (In thousands of U.S. Dollars except for shares and per share amounts)

3. SIGNIFICANT ACCOUNTING POLICIES (continued)

m) Asset retirement obligations

Liabilities for asset retirement obligations are recognized at the time of environmental disturbance, in amounts equal to the discounted value of expected future mine reclamation and closure costs. The provision for asset retirement obligations represents management's best estimate of the present value of the future cash outflows required to settle the liability.

To the extent a legal obligation exists, an asset retirement obligation is recorded at its estimated fair value and accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value. Because asset retirement obligations represent financial obligations to be settled in the future, uncertainties exist in estimating timing and amount of the associated costs to be incurred. As at December 31, 2023 and 2022, the Company does not believe it has any significant asset retirement obligations.

Lion Copper and Gold Corp. Notes to the Consolidated Financial Statements For the years ended December 31, 2023 and 2022 (In thousands of U.S. Dollars except for shares and per share amounts)

4. MINERAL PROPERTIES

Total mineral property acquisition costs are listed in the table below:

	Singatse Peak Services ("SPS")					Lion CG ("LCG")	Quaterra Alaska ("QTA")		Falcon Copper Corp (formerly Blue Copper Resources Corp) ("FCC")
(In thousands of U.S dollars)	MacArthur	Yerington	Bear	Wassuk	Copper Canyon	Chaco Bear & Ashton	Butte Valley	Blue Copper	Blue Copper	Muncy	Ground hog	Total
	$	$	$	$	$	$	$	$	$	$	$	$
Balance December 31, 2021	2,489	1,195	1,532	1,405	-	-	200	-	-	-	-	6,821
Acquisition costs	-	-	193	-	-	602	-	118	500	-	-	1,413
Assignment of Butte Valley	-	-	-	-	-	-	(200)	-	-	-	-	(200)
Transfer to FCC	-	-	-	-	-	-	-	(118)	118	-	-	-
Paid by Rio Tinto	-	-	(150)	-	-	-	-	-	-	-	-	(150)
Total additions (disposals) for the year	-	-	43	-	-	602	(200)	-	618	-	-	1,063
Balance December 31, 2022	2,489	1,195	1,575	1,405	-	602	-	-	618	-	-	7,884

Acquisition costs	-	-	231	-	10	-	-	-	260	95	-	596
Impairment	-	-	-	-	-	(602)	-	-	-	-	-	(602)
Paid by Rio Tinto	-	-	(231)	-	-	-	-	-	-	-	-	(231)
Total additions (disposals) for the year	-	-	-	-	10	(602)	-	-	260	95	-	(237)
Balance December 31, 2023	2,489	1,195	1,575	1,405	10	-	-	-	878	95	-	7,647

The Company owns a 100% interest in the MacArthur and Yerington properties and has an option to earn a 100% interest in the Bear and Wassuk properties in Nevada. During the year ended December 31, 2023, the Company terminated its option to earn a 100% interest in the Chaco Bear and Ashton properties in British Columbia.

During the year ended December 31, 2023 and year ended December 31, 2022, the Company:

  Sold and assigned the Butte Valley option agreements to Falcon Butte Minerals Corp.(Note 4(h));
  On December 13, 2022, the Company transferred its 100% interest in the Blue Copper Project in Montana and its 90% interest in the Groundhog property in Alaska to FCC., an entity in which the Company holds 47.7% at December 31, 2023 (December 31, 2022 - 79.3%) ownership of, which also holds a leased interest in the Arnold, Snowbird & Montana property (Notes 4(m) (i)), (Note 19).

Lion Copper and Gold Corp. Notes to the Consolidated Financial Statements For the years ended December 31, 2023 and 2022 (In thousands of U.S. Dollars except for shares and per share amounts)

4. MINERAL PROPERTIES (continued)
  On April 18, 2023, FCC entered into a lease for a Montana property and paid an initial cash payment of $200 which is capitalized in Blue Copper project.
  On May 12, 2023, FCC made a payment of $60 for the Freedom and Cyclone claims in Montana which is capitalized in Blue Copper Project.
  On June 1, 2023, Lion CG and Houston terminated the option agreement surrounding the Chaco Bear and Ashton Properties and recorded impairment of $602. (Note 4, (e))
  On August 21, 2023, SPS acquired the Copper Canyon Prospect. The terms of the acquisition require SPS to pay the BLM claim fees and reimburse Convergent Mining LLC 5% of SPS's future exploration costs up to a maximum of $100. (Note 4, (d))
  On September 6, 2023, FCC carried out a re-organization of its assets and capital structure by transferring the Butte Valley Royalty and the Nieves Royalty assets to Blue Copper Royalties, LLC. (Note 7)
  On November 22, 2023, FCC entered into an Option to Joint Venture Agreement with Kennecott Exploration Company, a Rio Tinto corporation, granting FCC the sole and exclusive right and option to acquire 100% interest in the Muncy Property and other Muncy Assets equal to the Option Amount. (Note 4, (k))

Total exploration expenditures recorded on the consolidated statements of operations and comprehensive Loss are listed in the tables below:

Exploration expenditures incurred for the year ended December 31, 2023

	Singatse Peak Services						Falcon Copper Corp
(In thousands of U.S dollars)	MacArthur	Yerington	Bear	Wassuk	Prospects	Copper Canyon	Muncy	Ground hog	Blue Copper	Recon	Nevada	Arizona	Total
	$	$	$	$	$	$	$	$	$	$	$	$	$
Property maintenance	165	101	-	57	1	-	-	-	235	-	-	-	559
Assay & Labs	101	21	53	-	61	-	-	-	1	-	-	-	237
Drilling	192	60	1,400	-	304	-	-	-	-	-	-	-	1,956
Environmental	5	578	-	-	-	-	-	-	-	-	-	-	583
Geological & mapping	-	-	-	-	-	-	-	-	41	24	-	-	65
Geophysical surveys	29	20	74	-	-	-	117	-	149	10	64	117	580
Technical study	-	1,440	-	-	-	1	-	-	2	-	-	-	1,443
Field support	1	1	75	-	-	-	-	72	601	11	151	15	927
Total expenses incurred	493	2,221	1,602	57	366	1	117	72	1,029	45	215	132	6,350
Total Expenditures funded by Rio Tinto	(493)	(2,221)	(1,602)	(57)	(366)	-	-	-	-	-	-	-	(4,739)
Total Expenditures funded by Lion CG	-	-	-	-	-	1	117	72	1,029	45	215	132	1,611

Lion Copper and Gold Corp. Notes to the Consolidated Financial Statements For the years ended December 31, 2023 and 2022 (In thousands of U.S. Dollars except for shares and per share amounts)

4. MINERAL PROPERTIES (continued)

Exploration expenditures incurred for the year ended December 31, 2022

	Singatse Peak Services				Lion CG		Quaterra Alaska		Falcon Copper Corp
(In thousands of U.S dollars)	MacArthur	Yerington	Bear	Wassuk	Chaco Bear & Ashton	Groundhog	Butte Valley	Blue Copper	Groundhog	Blue Copper	Total
	$	$	$	$	$	$	$	$	$	$	$
Property maintenance	167	64	-	55	-	-	2	161	107	41	597
Assay & Labs	86	33	-	-	-	-	-	-	-	-	119
Drilling	478	437	-	-	-	-	-	-	-	-	915
Environmental	292	489	-	-	-	-	-	11	-	-	792
Geological & mapping	1	-	-	-	18	-	-	25	-	-	44
Geophysical surveys	61	1	5	-	-	-	11	59	-	35	172
Technical study	341	411	-	-	-	-	-	-	-	-	752
Field support	635	16	-	-	-	44	10	56	-	150	911
Total expenses incurred	2,061	1,451	5	55	18	44	23	312	107	226	4,302
Total Expenditures funded by Rio Tinto	(1,637)	(1,394)	-	(55)	-	-	-	-	-	-	(3,086)
Total Expenditures funded by Lion CG	424	57	5	-	18	44	23	312	107	226	1,216

Lion Copper and Gold Corp. Notes to the Consolidated Financial Statements For the years ended December 31, 2023 and 2022 (In thousands of U.S. Dollars except for shares and per share amounts)

4. MINERAL PROPERTIES (continued)

a) MacArthur and Yerington Properties, Nevada

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

On August 30, 2023, SPS received written notice from the Nevada State Engineer in response to the Remand Order that the three water rights applications for Extensions of Time were denied and declared forfeited. The fourth certificate was not forfeited although the Extension of Time has not yet been approved. On September 28, 2023 SPS simultaneously timely filed an Amended Petition for Review and a Complaint for Equitable Relief with the Third Judicial District Court in Lyon County, Nevada seeking judicial relief from the August 30 Forfeiture Notice. On October 10, 2023, the Judge signed an order granting a Stipulated Stay of the August 30, 2023 Forfeiture Notice while the appeal process is ongoing. Just as SPS did with the initial forfeiture decision that was remanded by the Court, SPS continues to diligently defend against the wrongful forfeiture of its water rights with clear evidence of the need for those water rights in mine remediation, production and reclamation.

Refer to note 4(g) for updates on the Rio Tinto programs of work.

Lion Copper and Gold Corp. Notes to the Consolidated Financial Statements For the years ended December 31, 2023 and 2022 (In thousands of U.S. Dollars except for shares and per share amounts)

4. MINERAL PROPERTIES (continued)

b) Bear Deposit, Nevada

The Bear deposit consists of approximately 2,300 acres of private land located to the northeast of the Yerington Mine Property, plus several hundred acres beneath the Yerington Mine property.

The Company has five option agreements, entered from March 2013 to May 2015, to acquire a 100% interest in private lands covering the Bear deposit. Under the terms of these option agreements, as amended, the Company is required to make $5,988 in cash payments over 15 years ($5,453 paid) to maintain the exclusive right to purchase the land, mineral rights, and certain water rights and to conduct mineral exploration on these properties. Two of the properties are subject to a 2% NSR upon commencing commercial production, which can be reduced to a 1% NSR in consideration of $1,250 total.

Outstanding payments to keep the option agreements current are as follows, by year:

  $131 due in 2024
  $404 due in years 2025 to 2028.

Outstanding consideration payments to purchase the property under the five option agreements are as follows:

  $1,250 for Taylor, purchase option expiring April 4, 2025
  $250 for Chisum, purchase option has no expiration date, $50 per year payment required for continuation
  $5,000 for Yerington Mining, purchase option expiring in Q4 2024
  Circle Bar N purchase option:
    On or before June 15, 2025: $12,000
    June 16, 2025 - June 15, 2026: $13,000
    June 16, 2026 - June 15, 2027: $14,000
    June 16, 2027 - June 15, 2028: $15,000
    June 16, 2028 - June 15, 2029: $16,000
  $22,770 for Desert Pearl Farms, purchase option expiring in 2029

Refer to note 4(g) for updates on the Rio Tinto programs of work.

c) Wassuk, Nevada

The Wassuk property consists of 310 unpatented lode claims totaling approximately 6,400 acres on lands administered by the BLM.

The Company fulfilled the purchase option on January 14, 2023.

The property is subject to a 3% NSR upon commencing commercial production, which can be reduced to a 2% NSR royalty in consideration of $1,500.

Refer to note 4(g) for updates on the Rio Tinto programs of work.

Lion Copper and Gold Corp. Notes to the Consolidated Financial Statements For the years ended December 31, 2023 and 2022 (In thousands of U.S. Dollars except for shares and per share amounts)

4. MINERAL PROPERTIES (continued)

d) Copper Canyon, Nevada

On August 21, 2023, the Company entered into a Purchase and Sale Agreement with Convergent Mining, LLC, whereby the Company purchased the title to the Copper Canyon claims from Convergent Mining, LLC upon closing of agreement. As consideration, the Company paid $10 in necessary claim fees. Further, the Company will be required to pay an exploration fee to Convergent Mining, LLC calculated as the 5% of the first $2,000 of qualifying exploration costs, not exceeding $100.

e) Chaco Bear and Ashton Properties, British Columbia

On August 25, 2021, the Company entered into a non-binding letter of intent with Houston Minerals Ltd. setting forth the terms of an option whereby the Company may acquire a 100% interest in the Chaco Bear and Ashton properties in British Columbia.

On June 1, 2023, Lion CG and Houston terminated the option agreement surrounding the Chaco Bear and Ashton properties. As at December 31, 2023, Lion CG impaired the full balance of property and recognized $602 in impairment expense.

f) Recon

During the year ended December 31, 2023, the Company, through Singatse Peak Services, incurred $366 in evaluation expenditures, which was covered by Rio Tinto, on other prospects in order to determine whether they warranted further pursuit.

g) Option to Earn-in Agreement with Rio Tinto

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

On April 27, 2022, the Company TSX Venture Exchange approved the Rio Tinto Agreement.

Lion Copper and Gold Corp. Notes to the Consolidated Financial Statements For the years ended December 31, 2023 and 2022 (In thousands of U.S. Dollars except for shares and per share amounts)

4. MINERAL PROPERTIES (continued)

g) Option to Earn-in Agreement with Rio Tinto (Continued)

The status of the Rio Tinto Agreement is set out below.

Stage 1

Rio Tinto paid four million U.S. dollars ($4,000) for the agreed-upon Program of Work on the Mining Assets. Stage 1 was deemed completed on December 22, 2022 (Note 6).

Stage 2

Within forty-five (45) days of the completion of Stage 1, Rio Tinto was to provide notice to Lion CG whether Rio Tinto elected to proceed with Stage 2 (notice was provided), upon which Rio Tinto was to pay up to $5,000 for agreed-upon Mason Valley study and evaluation works to be completed by Lion CG within 12 months from the date that the parties agree upon the scope of Stage 2 work ($7,500 paid January 13, 2023, representing $5,000 for Stage 2 and $2,500 for Stage 3 in which some of the work has started for Stage 3 and a portion of the deposit has been used).

On October 5, 2023, an amendment was signed for the modification of the Stage 2 Program of Work. The significant updates are related to the following:

  The term of Stage 2 of the Option Agreement has an end date of January 12, 2024. The Parties extend that end date by 9 months, to September 12, 2024 to continue study work, including testing and evaluation of the Nuton Technologies.
  Subject to internal approvals, Nuton LLC ("Nuton"), on behalf of Rio Tinto, will advance $10,000 of the Stage 3 Earn-In Not to Exceed Amount to Lion CG for the Stage 2b Program of Work within 30 days of completion of Stage 2a (Stage 2a is defined as the Stage 2 Program of Work activities performed up until January 12, 2024).
  Should the Parties agree that Stage 2c is necessary, the Parties will memorialize the scope of work in a letter agreement. Subject to internal approvals, Nuton will advance another $5,000 of the Stage 3 Earn-In Not to Exceed Amount to Lion CG within 30 days of the execution of the Stage 2c Program of Work Agreement.
  The Parties agree that Lion CG may allocate $50 per month for its corporate G&A expenses from the funds paid under the payments above (if any) and such allocation will be detailed in the relevant Program of Work Agreement(s).

Stage-3 - Feasibility Study

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

Lion Copper and Gold Corp. Notes to the Consolidated Financial Statements For the years ended December 31, 2023 and 2022 (In thousands of U.S. Dollars except for shares and per share amounts)

4. MINERAL PROPERTIES (continued)

g) Option to Earn-in Agreement with Rio Tinto (Continued)

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

As at December 31, 2023, the Company was almost complete the stage 2a program of work (completed January 12, 2024). On January 4, 2024, $11,500 was received from Rio Tinto relating to Stage2b and Stage 3 programs of work (Note 19).

h) Butte Valley Prospect, Nevada

On January 26, 2022, the Company entered into a property acquisition agreement to sell and assign its options to acquire the Butte Valley property to Falcon Butte Minerals Corp. (formerly 1301666 B.C. Ltd, or "Falcon Butte.") which is a private British Columbia company established to acquire mineral resource properties.

Pursuant to the agreement, Lion CG's 100% owned subsidiary Quaterra Alaska received $500 and was granted an equity position in Falcon Butte and provided a 1.5% NSR on each of the Butte Valley optioned properties (Nevada Select and North Exploration), subject to a buy-down to a 1.0% NSR in exchange for a payment of $7,500 for each of the optioned properties.

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

On December 13, 2022, the Butte Valley Royalty rights were transferred from Quaterra Alaska to FCC (Note 7).

Lion Copper and Gold Corp. Notes to the Consolidated Financial Statements For the years ended December 31, 2023 and 2022 (In thousands of U.S. Dollars except for shares and per share amounts)

4. MINERAL PROPERTIES (continued)

FALCON COPPER CORP

i) Blue Copper Prospect, Montana

During the year ended December 31, 2021, Blue Copper LLC acquired and staked a district scale exploration opportunity (the "Blue Copper Prospect") in Powell County and Lewis & Clark County in Montana, USA. The area is prospective for high grade porphyry copper-gold mineralization.

On December 13, 2022, Quaterra Alaska's interest in Blue Copper LLC was transferred to FCC (Note 7).

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

As consideration, 15,000,000 preferred stock in FCC was issued to the CEO of the Company.

The transaction was measured using the fair value of the asset received as the cost was more clearly evident. The fair value of the asset received was calculated using the original cost incurred to acquire the property and was determined to be $500.

A Plan of Operations for exploration of the Blue Copper Project is currently under review for approval by the relevant agencies.

j) Cabin Property, Nevada

In 2023, FCC staked approximately 9,000 acres of federal mining claims in White Pine County, Nevada, the area of interest which is termed Cabin. The Cabin Property represents a potential major copper-moly porphyry discovery concealed beneath the Spring Valley pediment within a district-scale BLM land package, located immediately north of the Muncy Property.

k) Muncy Property, Nevada

On November 22, 2023, FCC entered into an Option to Joint Venture Agreement with Kennecott Exploration Company ("Kennecott"), a Rio Tinto subsidiary.

Pursuant to the agreement, Kennecott grants FCC the sole and exclusive right and option to acquire 100% interest in the Muncy Property. To exercise this option, FCC must satisfy the following:

  pay the payment commitment of $95 to Kennecott on or before the effective date of November 22, 2023 (Paid);
  incur expenditures of $1,500 with respect to the Muncy Property and $1,000 with respect to the Cabin Property on or before the expenditure commitment date of November 22, 2025;
  ensure that no less than 70% of the expenditure commitment for the Muncy Property consists of drilling expenses for the Muncy Property;
  ensure that no less than 70% of the expenditure commitment for the Cabin Property consists of drilling expenses for the Cabin Property.

Lion Copper and Gold Corp. Notes to the Consolidated Financial Statements For the years ended December 31, 2023 and 2022 (In thousands of U.S. Dollars except for shares and per share amounts)

4. MINERAL PROPERTIES (continued)

k) Muncy Property, Nevada (continued)

If FCC decides to terminate the option at any time, they will grant Kennecott a 2.0% net smelter royalty in the Cabin Property. After this is done, the agreement, except for specified sections, will terminate

If Kennecott elects not to form a joint venture, Kennecott must transfer all their rights in the Muncy Property to the FCC. In return, FCC will grant the optionor a 2.0% net smelter royalty (NSR) in the Properties. Before FCC decides to develop a commercial mining operation on any portion of the Properties, FCC has the right to reduce the net smelter royalty (NSR) from 2.0% to 1.0% by paying the optionor $10,000 in cash

A Plan of Operations for exploration of the Muncy Property is currently under review for approval by the relevant agencies.

l) Pioneer, Arizona

In 2023, FCC staked an approximate 1,300 acre covered target area prospective for high grade primary or enriched porphyry copper mineralization located within Arizona's prolific and within 10 miles of the Resolution & Ray mines.

m) Groundhog, Alaska

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

On December 13, 2022, the Groundhog property was transferred from Quaterra Alaska to FCC (Note 7).

n) Recon, Nevada, Arizona, and other prospects

During the year ended December 31, 2023, FCC incurred $392 in evaluation expenditures on reconnaissance on its Nevada, and Arizona properties in order to determine whether they warranted further pursuit.

Lion Copper and Gold Corp. Notes to the Consolidated Financial Statements For the years ended December 31, 2023 and 2022 (In thousands of U.S. Dollars except for shares and per share amounts)

5. INVESTMENT IN ASSOCIATE

On April 5, 2022, the Company received 16,049,444 shares in Falcon Butte, in connection with a property acquisition agreement to assign the Company's options to acquire the Butte Valley property (Note 4). At the time of acquisition, the 16,049,444 shares represented 25.54% of shares outstanding, and as at December 31, 2023 and December 31, 2022, the Company's share ownership was reduced to 20.48% and 19.44% respectively. The Company and Falcon Butte have one common director and managerial personnel, as such, management has assessed that the Company has significant influence over Falcon Butte and that the investment should be accounted for using the equity method of accounting.

The initial balance of the investment was determined to be $1,906 ($2,374 CAD), which represents the fair value of the shares received. The value of the shares was determined based on Falcon Butte's unit financing that closed concurrently with the property acquisition using Goal Seek analysis to determine the value of the shares. This analysis required various estimates such as volatility which was estimated to be 100%, and discount rate estimated to be 0.02%. The Company's share of net income (loss) for the period from acquisition on April 5, 2022 to December 31, 2022 and for the year ended December 31, 2023 was $(389) and $(288), respectively. The portion of net income attributable to the Company was determined using the weighted average percentage of voting rights held by the Company throughout the period.

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

Summarized financial information of Falcon Butte and a reconciliation of the carrying amount of the investment in the consolidated financial statements are set out below:

Summarized balance sheet:

(Expressed in thousands of U.S. Dollars)

	December 31, 2023	December 31, 2022
Assets
Cash	$1,375	$1,748
Receivables	10	1
Prepaids & deposits	54	120
Exploration and evaluation assets	2,904	3,202
Total Assets	$4,343	$5,071

Liabilities
Accounts payable & accrued liabilities	$70	$111
Freeport deposit	397	109
Derivative liabilities	490	564
Total Liabilities	$957	$784

Lion Copper and Gold Corp. Notes to the Consolidated Financial Statements For the years ended December 31, 2023 and 2022 (In thousands of U.S. Dollars except for shares and per share amounts)

5. INVESTMENT IN ASSOCIATE (continued)

Summarized statement of loss

(Expressed in thousands of U.S. Dollars)

	Year ended December 31, 2023	Period from April 5 to December 31, 2022
Operating expenses
General and administrative expenses	$7,623	$3,313
Total operating expenses	7,623	3,313

Gain on settlement of debt	-	(100)
Fair value (gain) loss on derivative liability	(122)	4
Other income	(6,366)	(1,093)
Impairment	56	-
Foreign exchange loss (gain)	220	(396)
Net loss (income)	$1,411	$1,728

A continuity of the Company's investment in associate is as follows:

Balance December 31, 2021	$-
Initial investment	1,906
Transfer of shares to the CEO	(13)
Company's share of net loss	(389)
Balance December 31, 2022	$1,504
Transfer of shares to the CEO	(10)
Company's share of net loss	(288)
Balance December 31, 2023	$1,206

6. RIO TINTO DEPOSIT

On May 15, 2022, the Company received $4,000 in connection to Stage 1 of the option to Earn-in Agreement with Rio Tinto America Inc (Note 4 (g)). The Company and Rio Tinto America mutually agreed on the Stage 1 program of work and the balance of the deposit will be applied against the Company's Yerington, MacArthur, Wassuk property, and Bear mineral properties as work progresses. On December 22, 2022, the Stage 1 Program of Work was deemed to be completed. Subsequently, on March 20, 2023, the Company and Rio Tinto formally agreed to proceed with the stage 2 Program of Work.

On January 13, 2023, the Company received $7,500 from Rio Tinto America comprising of $5,000 for Stage 2 work and $2,500 as an immediate advance on part of the Stage 3 financing to be applied against the Company's MacArthur, Yerington, Bear, and Wassuk properties as work progresses on Stage 2 program of work (Notes 4(g)).

Lion Copper and Gold Corp. Notes to the Consolidated Financial Statements For the years ended December 31, 2023 and 2022 (In thousands of U.S. Dollars except for shares and per share amounts)

6. RIO TINTO DEPOSIT (continued)

A continuity of the Company's Rio Tinto deposit is as follows:

Balance December 31, 2021	$-
Proceeds received	4,000

Funds applied to capitalized acquisition costs (Note 4)	(150)
Funds applied to exploration expenditures (Note 4)	(3,086)
Funds applied to general operating expenditures	(151)
Balance December 31, 2022	$613

Proceeds received	7,500
Funds applied to reclamation deposit	(9)
Funds applied to capitalized acquisition costs (Note 4)	(231)
Funds applied to exploration expenditures (Note 4)	(4,739)
Funds applied to general operating expenditures	(1,777)
Balance December 31, 2023	$1,357

7. NON-CONTROLLING INTEREST

On December 13, 2022, Quaterra Alaska assigned and transferred all right, title and interest in the Groundhog property, Butte Valley Royalty, 100% of the outstanding membership interest held in Blue Copper LLC, and the interest in the Nieves project to FCC.

As consideration, on the date of transfer of assets to FCC, Quaterra Alaska was issued 57,513,764 common shares of FCC which represented 79.3% of all issued and outstanding shares at December 13, 2022 and December 31, 2022. This transaction was considered a transaction between entities under common control, and thus was recorded at carrying value.

On March 2, 2023, FCC completed a financing of $2,000 by way of a private placement and issued 23,809,524 units at a price of $0.084 per share. Each unit consists of one common share, and one common share purchase warrant exercisable at $0.15 for a period of 1 year.

In addition, the private placement was considered a "triggering event" for Simple Agreements for Future Equity ("SAFE Notes"). FCC had previously raised $868 in SAFE Notes and were converted into equity of FCC, resulting in FCC issuing an additional 21,629,382 common shares.

Lion Copper and Gold Corp. Notes to the Consolidated Financial Statements For the years ended December 31, 2023 and 2022 (In thousands of U.S. Dollars except for shares and per share amounts)

7. NON-CONTROLLING INTEREST (continued)

On September 6, 2023, FCC, carried out a re-organization of its assets and capital structure (the transaction described herein is referred to as the "Reorganization"). On August 25, 2023 a new entity, BCR LLC was organized in Wyoming. BCR LLC subsequently adopted an Operating Agreement that provided for issuance of LLC Interests to its Members in the same amounts as shares issued to Shareholders of FCC. On September 6, 2023, two of the mining assets, referred to as the Butte Valley Royalty and the Nieves Royalty, that had been held by FCC were assigned to BCR LLC in exchange for 100% of the issued and outstanding LLC Interests of BCR LLC. The Nieves Royalty may only be transferred with the written consent of a third party which was received October 23, 2023 resulting in the Nieves property transferring immediately. The same LLC interests were immediately distributed pro rata to the shareholders of FCC. Furthermore, FCC had previously issued Warrants to purchase 7,936,508 (total of 23,809,524 common share purchase warrants) shares of Common Stock of FCC at a Warrant Price of $0.1500 per Share. As part of the Reorganization, these Warrants were exchanged by the Warrant Holders for two new Warrants; one issued by FCC to purchase 7,936,508 Shares of FCC at a Warrant Price of $0.1332 per Share, and the other issued by BCR LLC to purchase 7,936,508 LLC Units of BCR LLC at a Warrant Price of $0.0168 per LLC Unit. The exchange transaction was accounted for under ASC 815 whereby the effect of the exchange was measured as the excess of the fair value of the exchanged warrant over the fair value of the warrant immediately before it is exchanged. Using this method, the effect of the exchange was calculated to be $Nil. As a result of the Reorganization and the issuance and distribution of these LLC Interests, each shareholder of FCC holds the same percentage interest in FCC as the shareholders holds in BCR LLC. Additionally, the Warrant Holders now holds two Warrants, one issued by each of FCC and BCR LLC, with the aggregate value of the two warrants equal to the aggregate value of the Warrant that they held prior to the exchange. The net effect is that the capital structure of BCR LLC matches the capital structure of FCC, including the issuance of new Warrants, and the Butte Valley Royalty and Nieves Royalty are now held by BCR LLC rather than FCC.

On October 17, 2023, FCC issued 2,750,000 common shares at a price of $0.10 per common share for total proceeds of $275.

At December 31, 2023, the Company held 47.7% of shares in FCC (Note 19). In the absence of majority holdings, the Company will continue to consolidate FCC as the Company has majority representation on the board of directors, and management of FCC and the Company is shared.

At December 31, 2023, the Company held 48.8% of shares in BCR LLC. In the absence of majority holdings, the Company will continue to consolidate BCR LLC as the management of BCR LLC and the Company is shared, and the Company's management can control business decisions on the basis of BCR LLC.

The following table summarizes the balance recognized as NCI during the years ended December 31, 2023 year ended December 31, 2022:

Balance December 31, 2021	$-
Preferred stock issued for the Arnold, Snowbird & Montana property	500
Net loss and comprehensive loss attributable to NCI	(112)
Balance December 31, 2022	$388
Issuance of common shares for conversion of SAFE notes	1,536
Issuance of common shares equity financing	2,000
Issuance of common shares	275
Net loss and comprehensive loss attributable to NCI	(1,082)
Balance December 31, 2023	$3,117

Lion Copper and Gold Corp. Notes to the Consolidated Financial Statements For the years ended December 31, 2023 and 2022 (In thousands of U.S. Dollars except for shares and per share amounts)

8. DERIVATIVE LIABILITIES

Warrants & Conversion Feature Derivative Liability

As at December 31, 2021, the Company had certain outstanding share purchase warrants that are exercisable in a currency different from the Company's functional currency. These warrants were classified as derivative liabilities and carried at fair value and revalued at each reporting date. These warrants expired during the year ended December 31, 2022 and thus, the derivative liability attached to these warrants have been reduced to $nil.

During the years ended December 31, 2023 and 2022, the Company issued certain share purchase warrants and issued convertible debt with a conversion feature that are both exercisable in a currency different from the Company's functional currency (Note 9). The warrants and the conversion feature were classified as derivative liabilities, carried at fair value and revalued at each reporting date.

A continuity schedule of the Company's derivative liabilities is as follows:

Balance December 31, 2021	$55
Expiry of warrants	(55)
Issuance of Warrants (Note 9)	247
Issuance of convertible debentures with conversion feature (Note 9)	131
Fair value change on derivative liabilities	(374)
Balance December 31, 2022	4
Issuance of Warrants (Note 9)	280
Issuance of convertible debentures with conversion feature (Note 9)	248
Fair value change on derivative liabilities	(356)
Balance December 31, 2023	$176

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

In conjunction with the first tranche of the convertible debt financing, the Company issued 16,044,774 warrants. The warrants are exercisable into one common share of the Company at $0.067 ($0.085 CAD) per share and expire on February 17, 2024 (Note 19).

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

Lion Copper and Gold Corp. Notes to the Consolidated Financial Statements For the years ended December 31, 2023 and 2022 (In thousands of U.S. Dollars except for shares and per share amounts)

9. CONVERTIBLE DEBENTURES (continued)

On initial recognition, the warrants and the conversion feature were fair valued, with the proceeds first allocated to the freestanding warrants, then the conversion feature. The residual proceeds are then allocated to the host debt component with an effective interest rate of 27.90%. Regarding the warrant and conversion feature, the volatility input was calibrated such that the conversion feature, warrants, and host debt component, on issuance date, equates proceeds. The fair values of the freestanding warrants and conversion features were determined to be $143 and $77, respectively, and the fair value allocated to the host debt component was $855.

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

In conjunction with the second tranche of the convertible debt financing, the Company issued 13,805,964 warrants. The warrants are exercisable into one common share of the Company at $0.067 ($0.085 CAD) per share and expire on March 8, 2024 (Note 19)

The convertible debentures were determined to be a financial instrument comprising a host debt component, a conversion feature classified as a derivative liability, and freestanding warrants classified as a derivative liability. On initial recognition, the warrants and the conversion feature were fair valued, with the proceeds first allocated to the freestanding warrants, then the conversion feature. The residual proceeds are then allocated to the host debt component with an effective interest rate of 14%-27.46%. Regarding the warrant and conversion feature, the volatility input was calibrated such that the conversion feature, warrants, and host debt component, on issuance date, equates proceeds. The fair values of the freestanding warrants and conversion features were determined to be $104 and $54, respectively, and the residual value allocated to the host debt component was $767.

On March 2, 2023, the Company closed the third tranche of its non-brokered private placement of unsecured convertible debenture for gross proceeds of $1,306 (Note 12). The debenture bear interest at a rate of 14% per annum and mature on November 2, 2024 and are convertible into shares of the Company at $0.070 ($0.095 CAD) per share. The holder also has the option any time prior to the election date to be repaid by way of shares the Company owns of Falcon Butte (Note 5) at the rate of $0.28 ($0.37 CAD) per Falcon Butte Share.

In conjunction with the third tranche of the convertible debt financing, the Company issued 18,461,015 warrants. The warrants are exercisable into one common share of the Company at $0.070 ($0.095 CAD) per share and expire on November 2, 2024.

The convertible debentures were determined to be a financial instrument comprising a host debt component, a conversion feature classified as a derivative liability, and freestanding warrants classified as a derivative liability. On initial recognition, the warrants and the conversion feature were fair valued, with the proceeds first allocated to the freestanding warrants, then the conversion feature. The residual proceeds are then allocated to the host debt component with an effective interest rate of 46.07%. Regarding the warrant and conversion feature, the volatility input was calibrated such that the conversion feature, warrants, and host debt component, on issuance date, equates proceeds. The fair values of the freestanding warrants and conversion features were determined to be $280 and $248, respectively, and the residual value allocated to the host debt component was $778.

Lion Copper and Gold Corp. Notes to the Consolidated Financial Statements For the years ended December 31, 2023 and 2022 (In thousands of U.S. Dollars except for shares and per share amounts)

9. CONVERTIBLE DEBENTURES (continued)

The fair value of the warrants and conversion features were determined using the Black-Scholes Option Pricing Model using the assumptions set out as follows:

	Initial recognition in 2022	Fair value at December 31, 2022	Initial recognition in 2023	Fair value at December 31, 2023
Risk-free interest rate	3.20% - 3.84%	4.07%	4.27%	3.91%
Expected volatility	10%	10%	10%	10%
Dividend yield	0%	0%	0%	0%
Expected life	1.36 - 1.67 years	1.13 - 1.19 years	1.67 years	0.13 - 0.84 years

A continuity schedule of the Company's convertible debt is as follows:

Balance as at January 1, 2022	$-
Issued	2,000
Fair value of conversion Note	(131)
Fair value of Warrants	(247)
Accretion	108
Interest	144
Balance as at December 31, 2022	$1,874
Issued	1,306
Fair value of conversion feature	(280)
Fair value of warrants	(248)
Accretion	460
Interest	432
Balance as at December 31, 2023	$3,544

Current	3,544
Long-term	-

10. SIMPLE AGREEMENT FOR FUTURE EQUITY

During the year ended December 31, 2022, Falcon Copper Corp. raised $198 with a valuation cap of $1,450 and $569 with a valuation cap of $4,120, respectively, by entering into Simple Agreement for Future Equity Notes ("SAFE Note") with several parties.

During the year ended December 31, 2023, FCC raised an additional $100 with a valuation cap of $4,120 by entering into SAFE notes with several parties. The private placement described above in Note 7 was considered a triggering event, and the face value of SAFE Notes of $868 were converted into common shares of FCC resulting in 21,629,382 common shares being issued.

The valuation cap provides the basis for the price at which the SAFE notes are converted into common stock of FCC. The SAFE Notes resulted in cash proceeds to the FCC in exchange for the right to stock of the FCC, or cash at a future date in the occurrence of certain events, as follows:

Lion Copper and Gold Corp. Notes to the Consolidated Financial Statements For the years ended December 31, 2023 and 2022 (In thousands of U.S. Dollars except for shares and per share amounts)
10.	SIMPLE AGREEMENT FOR FUTURE EQUITY (continued)

If there is an equity financing before the expiration or termination of the instrument, the FCC will automatically issue to the investor, a number of shares of common stock equal to the purchase amount divided by the conversion price. The conversion price is equal to the price per share equal to the Valuation Cap divided by the FCC capitalization immediately prior to the transaction.

If there is a liquidity event before the expiration or termination of the instrument, the investor will, at its option, either (i) receive a cash payment equal to the purchase amount, or (ii) automatically receive from the Company a number of shares of common stock equal to the purchase amount divided by the liquidity price, if the investor fails to select the cash option.

If there is a dissolution event before the instrument expires or terminates, the FCC will pay an amount equal to the purchase amount, due and payable to the investor immediately prior to, or concurrent with, the consummation of the dissolution event.

The SAFE notes were classified as liabilities pursuant to ASC 480 as certain redemptions are based upon the occurrence of certain events that are outside of the control of the Company and were measured at fair value at each reporting period, with changes in fair value recorded within the consolidated statements of operations and comprehensive loss.

A continuity of the FCC's SAFE notes are as follows:

Balance as at January 1, 2022	$-
Issued	767
Loss on change in fair value of SAFE notes	364
Balance as at December 31, 2022	1,131
Issued	100
Loss on change in fair value of SAFE notes	305
Conversion upon Equity Financing Event (Note 7)	(1,536)
Balance as at December 31, 2023	$-

Lion Copper and Gold Corp. Notes to the Consolidated Financial Statements For the years ended December 31, 2023 and 2022 (In thousands of U.S. Dollars except for shares and per share amounts)

11. SHARE CAPITAL

The Company is authorized to issue an unlimited number of common shares without par value.

Share transactions for the year ended December 31, 2023

a) On August 30, 2023, the Company issued 100,000 common shares in connection with stock options exercised for proceeds of $4.

Share transactions for the year ended December 31, 2022

b) On February 17, 2022, as part of the Blue Copper Prospect transaction, the Company issued 1,500,000 common shares with a fair value of $119 as part of the closing of the transaction.

c) On March 17, 2022, the Company issued 8,000,000 common shares with a fair value of $506 as part of the option agreement with Houston Minerals Ltd. to acquire a 100% interest in the Chaco, and the Ashton Properties.

d) On April 25, 2022, the Company issued 800,000 common shares with a fair value of $56 to settle debt in the amount of $62(CAD$80) and recognized a gain on the settlement of $6.

e) On June 29, 2022, the Company issued 2,000,000 common shares in connection with warrants exercised for proceeds of $100 (Note 12).

f) On July 5, 2022, the Company issued 1,212,121 common shares with a fair value of $75 to settle outstanding debt of $77 and recognized a gain on the settlement of $2.

g) On July 28, 2022, the Company issued 1,333,333 common shares, with a fair value of $93 in relation to the release of 1,333,333 restricted share units.

h) On August 23, 2022, the Company issued 915,910 common shares with a fair value of $49 to settle outstanding debt of $61 and recognized a gain on the settlement of $12.

Lion Copper and Gold Corp. Notes to the Consolidated Financial Statements For the years ended December 31, 2023 and 2022 (In thousands of U.S. Dollars except for shares and per share amounts)

11. SHARE CAPITAL (continued)

Weighted Average Breakdown

(i) Basic & Diluted

Basic earnings per share is calculated by dividing the income attributable to equity owners of the Company by the weighted average number of shares in issue during the period.

	For the year ended
	December 31, 2023	December 31, 2022
Net loss for the year	$(4,829)	$(1,816)
Weighted average number of shares - basis & diluted	309,601,948	304,538,938
Basic & Diluted loss per share	$(0.02)	$(0.01)

12. ADDITIONAL PAID-IN CAPITAL

a) Stock options

The Company has a stock option plan under which the Company is authorized to grant stock options of up to 10% of the number of common shares issued and outstanding of the Company at any given time.

Stock option activity during the year ended December 31, 2023, is summarized below:

i. On March 2, 2023, the Company granted 350,000 stock options to consultants with an exercise price of C$0.095 (US$0.07) and an expiry date of March 2, 2028, which vested immediately upon grant.

ii. On July 21, 2023, the Company granted 23,194,737 stock options to directors, officers, and employees with an exercise price of C$0.08 (US$0.06) and an expiry date of July 21, 2028, which vested immediately upon grant.

iii. On August 30, 2023, 100,000 options with an exercise price of C$0.06 were exercised.

iv. On September 20, 2023, there was 1,370,000 options with an exercise price of C$0.06 which expired relating to the September 20, 2018 option issuance.

v. On October 16, 2023, there was 2,450,000 options with an exercise ranging from C$0.08 - C$0.12 which were cancelled.

The continuity of the number of stock options issued and outstanding as of December 31, 2023, and December 31, 2022 is as follows:

	As at December 31, 2023		As at December 31, 2022
	Number of options	Weighted average exercise price (CAD)	Number of options	Weighted average exercise price (CAD)
Outstanding, beginning of year	29,614,283	0.11	19,915,000	0.12
Granted	23,544,737	0.08	11,394,283	0.08
Expired	(1,370,000)	0.06	(1,695,000)	0.06
Cancelled	(2,450,000)	0.10	-	-
Exercised	(100,000)	0.06	-	-
Outstanding, end of year	49,239,020	0.10	29,614,283	0.11

Lion Copper and Gold Corp. Notes to the Consolidated Financial Statements For the years ended December 31, 2023 and 2022 (In thousands of U.S. Dollars except for shares and per share amounts)

12. ADDITIONAL PAID-IN CAPITAL (continued)

a) Stock options (continued)

As of December 31, 2023, and December 31, 2022, the number of stock options outstanding and exercisable were:

Expiry date	Exercise price (CAD)	Number of options outstanding	Remaining contractual life in years	Number of options exercisable
June 21, 2024	0.07	1,900,000	0.47	1,900,000
August 8, 2024	0.06	500,000	0.61	500,000
June 20, 2025	0.08	2,450,000	1.47	2,450,000
August 18, 2025	0.072	2,394,283	1.63	2,394,283
June 18, 2026	0.25	3,950,000	2.47	3,950,000
September 17, 2026	0.11	4,500,000	2.72	4,500,000
October 21, 2026	0.09	2,700,000	2.81	2,700,000
May 25, 2027	0.085	8,300,000	3.40	8,300,000
March 2, 2028	0.095	350,000	4.17	350,000
July 21, 2028	0.080	22,194,737	4.56	22,194,737
Outstanding, December 31, 2023		49,239,020		49,239,020

Expiry date	Exercise price (CAD)	Number of options outstanding	Remaining contractual life in years	Number of options exercisable
September 20, 2023	0.06	1,470,000	0.72	1,470,000
June 21, 2024	0.07	1,900,000	1.47	1,900,000
August 8, 2024	0.06	500,000	1.61	500,000
June 20, 2025	0.08	2,450,000	2.47	2,450,000
August 18, 2025	0.072	2,394,283	2.63	2,394,283
June 18, 2026	0.25	3,950,000	3.47	3,950,000
September 17, 2026	0.11	4,500,000	3.72	4,500,000
October 21, 2026	0.09	2,700,000	3.81	2,700,000
December 12, 2026	0.12	750,000	3.95	750,000
May 25, 2027	0.085	9,000,000	4.40	9,000,000
Outstanding, December 31, 2022		29,614,283		29,614,283

During the year ended December 31, 2023, an amount of $1,295 (2022 - $918) was expensed as share-based payments related to the vesting of options. The portion of share-based payments recorded is based on the vesting schedule of the options. The following weighted average assumptions were applied using the Black-Scholes Option Pricing model used to estimate the weighted average fair value of stock options granted during the years ended December 31, 2023 and 2022:

Lion Copper and Gold Corp. Notes to the Consolidated Financial Statements For the years ended December 31, 2023 and 2022 (In thousands of U.S. Dollars except for shares and per share amounts)

12. ADDITIONAL PAID-IN CAPITAL (continued)

a) Stock options (continued)

	Year ended December 31, 2023	Year ended December 31, 2022
Risk-free interest rate	3.66 - 3.81%	2.58 - 3.28%
Expected life (years)	5	3 - 5
Annualized volatility	145%	147 - 150%
Forfeiture rate	0%	0%
Dividend yield	0%	0%

b) Share purchase warrants

Warrant activity during the year ended December 31, 2023 is summarized below:

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

The continuity of the number of share purchase warrants outstanding as of December 31, 2023, and December 31, 2022, is as follows:

	December 31, 2023		December 31, 2022
	Number of warrants	Weighted average exercise price	Number of warrants	Weighted average exercise price
Outstanding, beginning of year	101,165,012	$0.09	83,083,504	$0.09
Issued	18,461,015	0.07	29,850,738	0.067
Exercised	-	-	(2,000,000)	0.05
Expired	-	-	(9,769,230)	0.05
Outstanding, end of year	119,626,027	0.09	101,165,012	$0.09

Lion Copper and Gold Corp. Notes to the Consolidated Financial Statements For the years ended December 31, 2023 and 2022 (In thousands of U.S. Dollars except for shares and per share amounts)

12. ADDITIONAL PAID-IN CAPITAL (continued)

b) Share purchase warrants (continued)

The following table summarizes warrants outstanding as of December 31, 2023, and December 31, 2022:

Expiry date	Currency	Exercise price	December 31, 2023	December 31, 2022
September 13, 2024	USD	0.10	26,488,733	26,488,733
September 27, 2024	USD	0.10	13,152,909	13,152,909
October 21, 2024	USD	0.10	31,672,632	31,672,632
February 17, 2024	USD	0.067	16,044,774	16,044,774
March 8, 2024	USD	0.067	13,805,964	13,805,964
November 2, 2024	USD	0.070	18,461,015	-
Outstanding at the end of the year			119,626,027	101,165,012

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

Restricted share units ("RSU") activity during the year ended December 31, 2023, is summarized below:

i. 5,333,334 RSU's were cancelled effective June 1, 2023.

During the year ended December 31, 2023, an amount of $162 was reversed out of share-based compensation expense for unvested RSU's due to the cancellation of the RSU's on June 1, 2023. The RSU's were tied to the Chaco Bear and Ashton property option agreements which was terminated on June 1, 2023 as a result, the RSU's were also cancelled.

The continuity of the number of RSUs issued and outstanding as of December 31, 2023, and December 31, 2022, is as follows:

Number of RSUs
Outstanding at December 31, 2021	-
Granted	8,000,000
Released	(1,333,333)
Cancelled	(1,333,333)
Outstanding at December 31, 2022	5,333,334
Cancelled	(5,333,334)
Outstanding at December 31, 2023	-

Lion Copper and Gold Corp. Notes to the Consolidated Financial Statements For the years ended December 31, 2023 and 2022 (In thousands of U.S. Dollars except for shares and per share amounts)

13. RELATED PARTY TRANSACTIONS

The Company's related parties include its directors and officers whose remuneration was as follows, subject to change of control provisions for officers:

	Year ended December 31,
	2023	2022
Salaries	$450	$504
Directors' fees	21	13
Share-based payments	796	904
Interest on convertible debenture	237	53
	$1,504	$1,474

Other transactions for the year ended December 31, 2023

a) During the year ended December 31, 2023, certain directors of the Company subscribed for $1,135 of unsecured convertible debt in the third tranche (Note 9). The debentures bear interest at a rate of 14% per annum and mature on November 2, 2024 and are convertible into shares of the Company at $0.070 ($0.095 CAD) per share until January 2, 2024, and thereafter at $0.074 ($0.10 CAD) per share.

b) As at December 31, 2023, the Company had $290 (2022 - $53) in interest accrued relating to outstanding convertible debentures with directors and officers of the Company.

c) As at December 31, 2023, there was $11 (2022 - $11) in prepaid expenses to the CEO of the Company relating to wages paid during the year for services subsequent to period end.

Other transactions for the year ended December 31, 2022

d) On January 26, 2022, the Company entered into a property acquisition agreement to assign its options to acquire the Butte Valley property to Falcon Butte, which is a private British Columbia company established to acquire mineral resource properties. Directors and officers of Falcon Butte are also directors and officers of Lion CG and as such the transaction is a non-arm's length transaction under TSXV rules.

On April 5, 2022, the Company completed the assignment of the two option agreements for the Butte Valley property. Pursuant to the assignment agreement, Lion CG received 16,049,444 common shares of Falcon Butte (Note 5). In addition, the Company received a payment of $500 from Falcon Butte, as reimbursement of exploration expenditures and related costs incurred by the Company on the Butte Valley Property. The Company recorded a gain of $2,207 on the sale of the Butte Valley property (Note 4(h)).

On April 13, 2022, the Company amended the agreement. Pursuant to the addendum Falcon Butte will pay a total of $500 in exchange for a 0.5% buy-down and retirement of certain NSRs. As of December 31, 2022, the Company has received $500 (Note 4(h)).

Lion Copper and Gold Corp. Notes to the Consolidated Financial Statements For the years ended December 31, 2023 and 2022 (In thousands of U.S. Dollars except for shares and per share amounts)

13. RELATED PARTY TRANSACTIONS (continued)

e) As per their agreements with the Company, the CEO and President/CFO are entitled to receive an annual grant of options under the Stock Option Plan of the Company on each Annual Review Date. The number of options will be determined by the Board based on a minimum of 50% and maximum of 150% of the annual base compensation. The exercise price per common share of the Company will be equal to the Market Price (as defined in the TSXV policies) of the Company's common shares as at the Annual Review Date, subject to a minimum exercise price per share of CAD$0.05. The applicable percentage on the annual base salary will be determined by the Board based on an assessment of the performance of the CEO and President/CFO in achieving the Annual Objectives for the relevant Annual Review Period. On May 25, 2022, the CEO and President/CFO were issued a combined 3,300,000 bonus options with an exercise price of $0.085 and an expiry date of May 25, 2027 (Note 12(a)). The CFO was granted 1,470,000 stock options and the CEO was granted 1,830,000 stock options.

f) On June 29, 2022, a director of the Company exercised 2,000,000 warrants with an exercise price of $0.05 per share for gross proceeds of $100 (Note 11,12 (b)).

g) As per their agreements with the Company, the CEO and President/ CFO were each granted 4 million RSUs on October 21, 2021, which were granted subject to vesting in three equal installments over three years. The grant of RSUs is subject to stockholder approval and further subject to Exchange approval of the RSU Plan and the aforementioned grant thereunder. Pursuant to Exchange policies, RSUs granted prior to stockholder approval of the RSU Plan must be specifically approved by a vote of stockholders excluding the votes of the holders of the Restricted Share Units. The Company's stockholders approved the grant of 4 million RSUs to both the CEO and President/ CFO at the AGM on May 18, 2022 and the Exchange approved the RSU Plan on June 3, 2022, resulting in 8,000,000 RSUs granted on June 3, 2022 (Note 12 (c)).

h) On June 2, 2022, 1,333,333 RSUs issued to the President/CFO were cancelled ((Note 12 (c)). All Share-based payments recognized pursuant to these RSUs were reversed upon cancellation.

i) On June 3, 2022, 1,333,333 RSUs issued to the CEO were released. The RSUs were converted into shares on July 28, 2022.

j) On November 1, 2022, the Company amended an employment agreement with the CEO of the Company. The CEO will continue to receive remuneration of $250, however, 52% of the salary will be paid in shares of Falcon Butte. The deemed price will be equal to the greater of $0.28 per share and the latest cash financing price raised by Falcon Butte. On November 1, 2022, $32.5 of the annual salary was converted to Falcon Butte shares and on February 1, 2023, $32.5 were converted to Falcon Butte shares. The payment terms are applicable for six months beginning November 1, 2022, and these payment terms can be extended on a quarterly basis.

As a result, for the year ended December 31, 2022, the CEO of the Company was paid as follows:

  $228 in cash
  $22 in Falcon Butte shares.

As at December 31, 2022, there was $11 in prepaid expenses to the CEO of the Company relating to wages paid during the year for services subsequent to year end.

Lion Copper and Gold Corp. Notes to the Consolidated Financial Statements For the years ended December 31, 2023 and 2022 (In thousands of U.S. Dollars except for shares and per share amounts)

13. RELATED PARTY TRANSACTIONS (continued)

k) During the year ended December 31, 2022, 3,500,000 options were granted to directors of the Company with an exercise price of $0.067 and expire on May 25, 2027. In addition, 957,713 options were issued to a director of the Company with an exercise price of $0.055 and expires on August 18, 2025.

l) During the year ended December 31, 2022, a director of the Company subscribed for $250 of unsecured convertible debentures in the first tranche (Note 9). The debentures bear interest at a rate of 14% per annum and mature on February 17, 2024 and are convertible into shares of the Company at $0.067 ($0.085 CAD) per share until June 17, 2023, and thereafter at $0.078 ($0.10 CAD) per share. As of December 31, 2022, the Company accrued $19 in interest related to the convertible debentures.

m) During the year ended December 31, 2022, certain directors and officers of the Company subscribed for $500 of unsecured convertible debentures in the second tranche (Note 9). The debentures bear interest at a rate of 14% per annum and mature on March 8, 2024 and are convertible into shares of the Company at $0.067 ($0.085 CAD) per share until July 8, 2023, and thereafter at $0.078 ($0.10 CAD) per share. As of December 31, 2022, the Company accrued $34 in interest related to the convertible debentures.

n) Falcon Copper Corp. has a mineral property lease agreement with a company owned by the CEO of the Company, to lease a mineral property. The value of the leased property was determined to be $500 (Note 4(i)).

14. SEGMENTED INFORMATION

The Company operates in one reportable operating segment, being mineral exploration. Geographic segment information relating to the Company's mineral properties as at and for the period ended December 31, 2023, and the year ended December 31, 2022 is as follows:

	December 31, 2023			December 31, 2022
	Canada	USA	Total	Canada	USA	Total
Mineral properties	$-	$7,647 $	7,647	$602	$7,282	$7,884

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

Lion Copper and Gold Corp. Notes to the Consolidated Financial Statements For the years ended December 31, 2023 and 2022 (In thousands of U.S. Dollars except for shares and per share amounts)

17. DEFERRED INCOME TAX

A Reconciliation of income tax provision computed at Canadian statutory rates to the reported income tax provision is provided as follows:

	2023	2022
Tax loss for the year	(5,911)	(1,928)
Canadian statutory rate	27%	27%

Income tax benefit computed at statutory rates	$(1,596)	$(520)
Adjustment for foreign tax rates	152	313
Provision to return adjustments and other	(1,134)	(235)
Share issuance costs	-	-
Foreign exchange gains and losses	(202)	580
Permanent difference	503	324
Change in valuation allowance	2,277	(462)
Income tax expense (recovery)	$-	$-

The tax effect of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as at December 31, 2023 and 2022 respectively are presented below.:

	2023	2022
Deferred tax assets:
Non-capital loss and net operating loss carryforward	$9,652	$8,934
Mineral properties	9,043	7,536
Capital losses	2,232	2,117
Financing and other	87	56
SAFE notes	-	76
Total gross deferred tax assets	21,014	18,719
Less: valuation allowance	(20,923)	(18,646)
Net deferred tax assets	91	73

Deferred tax liabilities:
Convertible debentures	(91)	(73)
Total deferred tax liabilities	(91)	(73)
Deferred tax assets and liabilities	-	-

The Company's unused tax losses expire as follows:

	Canada	US
2026	$528	$-
2027 - 2043	23,504	-
2034 - 2037	-	12,956
Indefinite	-	2,289
	$24,032	$15,245

The Company's unused capital losses of $16,534 are available to carry forward indefinitely.

Lion Copper and Gold Corp. Notes to the Consolidated Financial Statements For the years ended December 31, 2023 and 2022 (In thousands of U.S. Dollars except for shares and per share amounts)

18. FINANCIAL INSTRUMENT RISKS

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

Lion Copper and Gold Corp. Notes to the Consolidated Financial Statements For the years ended December 31, 2023 and 2022 (In thousands of U.S. Dollars except for shares and per share amounts)

18. FINANCIAL INSTRUMENT RISKS (continued)

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

19. SUBSEQUENT EVENTS

On January 4, 2024, the Company received $11,500 in relation to the amendment to its earn-in agreement with Rio Tinto. $10,000 pertains to the stage 2b program of work and the additional $1,500 pertains to an advance on Stage 3 funding for exploration on certain portions of the Bear deposit (Note 4(g)).

On January 12, 2024, BCR LLC amended the common stock purchase warrant dated September 6, 2023. The purpose of the amendment is to extend the expiration date of 23,809,524 warrants issued from March 2, 2024, to September 2, 2025.

On January 16, 2024, the Company filed its Opening Brief with the Lyon County Circuit Court requesting the Court reverse the State Engineer's 2021 and 2023 forfeiture decisions. The Company is awaiting a response from the Court. The Opening Brief was filed with the court as a continuation of its efforts to appeal the State's wrongful decision to forfeit three primary ground water rights permits. The legal approach is currently following two paths: First, the Company appealed the State Engineer's forfeiture decision asking the court to overturn the decision as unlawful. Second, the Company also filed a complaint requesting equitable relief from the court requesting the judge reinstate the water rights. At the Company's request, the Court stayed the decisions of the State Engineer related to the Company's water rights. In parallel with the legal appeal process, the Company also continues to evaluate opportunities for non-judicial settlement discussions with the State. SPS will continue to diligently defend against the wrongful forfeiture of its water rights with clear evidence of the need for those water rights in mine remediation, production and reclamation.

On January 23, 2024, FCC amended the common stock purchase warrant dated September 6, 2023. The purpose of the amendment is to extend the expiration date of 23,809,524 warrants issued from March 2, 2024, to September 2, 2025.

On February 5, 2024, FCC issued 2,586,207 common shares at a price of $0.116/share for a total proceeds of $300. Following the recently concluded financing, the ownership stake of LCG in QTA now stands at 46.65%.

Lion Copper and Gold Corp. Notes to the Consolidated Financial Statements For the years ended December 31, 2023 and 2022 (In thousands of U.S. Dollars except for shares and per share amounts)

19. SUBSEQUENT EVENTS (continued)

On February 15, 2024, the Company announced the restructuring of its existing debentures, comprising $2,000 principal for the debentures issued in 2022 and $1,306 principal for the debentures issued in 2023. Under the restructuring plan, the Company offered up to $3,950 in new senior unsecured debentures, featuring a 20% annual interest rate and maturing in 12 months from the restructuring date. The restructuring offers holders of the new debentures the flexibility to convert accrued interest into common shares of the Company at a conversion price determined by the Market Price as defined in TSX Venture Exchange policies on the conversion date. Alternatively, they can opt for conversion at a fixed price of $0.06 (C$0.08) per share. Additionally, holders have the option to convert into common shares of Falcon Butte, at a set price of $0.25 (C$0.32) per share. Additionally, warrants are issued alongside the new debentures, allowing holders to purchase common shares at $0.06 per share for a 12-month period. For debenture holders choosing not to participate in the restructuring offer, conversion of principal and interest into units of the Company is available at $0.045 per Unit, each comprising a common share and a warrant exercisable at $0.06 per share for a period of 5 years.

On February 20, 2024, the Company issued new convertible debentures totaling $941 to replace the convertible debenture issued in 2022 and 2023. The new debentures mature in 12 months and carry a 20% annual interest rate. The new debentures are convertible into common shares of the Company at $0.06 (C$0.08) per share or can be converted in-kind for common shares of Falcon Butte at a conversion price of $0.25 (C$0.32) per Falcon Butte share. Holders also received 15,696,883 share purchase warrants, exercisable at $0.06 (C$0.08) per share within 12 months. Additionally, $259 of the original debentures were converted into 3,500,000 common shares.

On February 27, 2024, FCC issued 862,069 common shares at a price of $0.116/share for total proceeds of $100. Following the recently concluded financing, the ownership stake of LCG in FCC now stands at 46.33%.

On March 1, 2024, the Company granted 14,295,000 stock options at an exercise price of $0.052(C$0.07) per common share and expire five years from the date of grant.

On March 8, 2024, the Company completed a debt settlement pursuant to which it has issued 4,107,998 units at $0.042 (C$0.05625) per unit and 41,707,215 common shares at $0.042 (C$0.05625) to settle $1,924 of debt. Each unit is comprised of one common share and one common share purchase warrant of the Company. Each warrant is exercisable into one additional common share at a price of $0.056 (C$0.075) per share for a period of 5 years from the date of issuance.

On March 8, 2024, the Company closed a private placement consisting of an aggregate of 23,809,522 units a price of $0.042 (C$0.05625) per unit for aggregate gross proceeds to the Company of $1,000. Each unit consists of one common share and one common share purchase warrant of the Company. Each warrant is exercisable into one additional common share at a price of $0.056 (C$0.075) per share for a period of 5 years from the date of issuance.

Lion Copper and Gold Corp.

Management's Discussion and Analysis

For the year ended December 31, 2023

Dated: March 22, 2024

(In U.S. dollars)

General

This Management's Discussion and Analysis ("MD&A") of Lion Copper and Gold Corp. and its wholly owned subsidiaries (collectively, "Lion CG" or the "Company"), dated March 22, 2024, should be read in conjunction with the audited consolidated financial statements for the years ended December 31, 2023 and 2022, and related notes thereto which have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). All dollar amounts in this MD&A are United States dollars unless otherwise noted.

Additional information about the Company, including the Company's press releases, quarterly and annual reports, and Form 10-K, is available through the Company's filings with the securities regulatory authorities in Canada at www.sedarplus.com or the United States Securities Exchange Commission at www.sec.gov/edgar. Information about mineral resources, as well as risks associated with investing in the Company's securities is contained in the Company's most recently filed 10-K.

Under U.S. federal securities laws, issuers must assess their foreign private issuer status as of the last business day of their second fiscal quarter. It was announced that more than 50% of the Company's common shares are held by U.S. shareholders, and the Company no longer meets the definition of a foreign private issuer under the United States securities laws. As a result, commencing in 2023, the Company is required to use forms and rules prescribed for U.S. domestic companies, including the requirement that financial statements be presented in accordance with U.S. GAAP instead of International Financial Reporting Standards ("IFRS"). The Company's common shares will continue to be listed on the TSX Venture Exchange and quoted on the OTCQB.

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

The Company prepares its consolidated financial statements on a going concern basis, which contemplates that the Company will be able to meet its commitments, continue operations and realize its assets and discharge its liabilities in the normal course of business for at least twelve months from the date of this report. The Company has incurred ongoing losses and expects to incur further losses in the advancement of its business activities. For the year ended December 31, 2023 and 2022, the Company incurred a net loss of $5,911,000 (2022 - $1,928,000). As at December 31, 2023, the Company had cash of $2,310,000 (2022 - $1,365,000), working capital deficit of $2,854,000 (2022 - $556,000) and an accumulated deficit of $126,663,000 (2022 - $121,834,000).

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

Mineral Properties

The following table summarizes the balance of exploration and evaluation assets as at December 31, 2023 and December 31, 2022 and the changes in exploration and evaluation assets for the years then ended.

	Singatse Peak Services ("SPS")					Lion CG ("LCG")	Quaterra Alaska ("QTA")		Falcon Copper Corp (formerly Blue Copper Resources Corp) ("FCC")
(In thousands of U.S. dollars)	MacArthur	Yerington	Bear	Wassuk	Copper Canyon	Chaco Bear & Ashton	Butte Valley	Blue Copper	Blue Copper	Muncy	Ground hog	Total
	$	$	$	$	$	$	$	$	$	$	$	$
Balance December 31, 2021	2,489	1,195	1,532	1,405	-	-	200	-	-	-	-	6,821
Acquisition costs	-	-	193	-	-	602	-	118	500	-	-	1,413
Assignment of Butte Valley	-	-	-	-	-	-	(200)	-	-	-	-	(200)
Transfer to FCC	-	-	-	-	-	-	-	(118)	118	-	-	-
Paid by Rio Tinto	-	-	(150)	-	-	-	-	-	-	-	-	(150)
Total additions (disposals) for the year	-	-	43	-	-	602	(200)	-	618	-	-	1,063
Balance December 31, 2022	2,489	1,195	1,575	1,405	-	602	-	-	618	-	-	7,884
Acquisition costs	-	-	231	-	10	-	-	-	260	95		596
Impairment	-	-	-	-	-	(602)	-	-	-	-	-	(602)
Paid by Rio Tinto	-	-	(231)	-	-	-	-	-	-	-	-	(231)
Total additions (disposals) for the year	-	-	-	-	10	(602)	-	-	260	95	-	(237)
Balance December 31, 2023	2,489	1,195	1,575	1,405	10	-	-	-	878	95	-	7,647

On June 1, 2023, Lion CG and Houston Minerals Ltd. terminated the option agreement surrounding the Chaco Bear and Ashton properties. As at December 31, 2023, Lion CG impaired the full balance of property and recognized $602,000 in impairment expense.

Total exploration expenditures recorded on the consolidated statement of operations are listed in the tables below:

Exploration expenditures incurred for the year ended December 31, 2023

	Singatse Peak Services						Falcon Copper Corp
(In thousands of U.S. dollars)	MacArthur	Yerington	Bear	Wassuk	Prospects	Copper Canyon	Muncy	Groundhog	Blue Copper	Recon	Nevada	Arizona	Total
	$	$	$	$	$	$	$	$	$	$	$	$	$
Property maintenance	165	101	-	57	1	-	-	-	235	-	-	-	559
Assay & Labs	101	21	53	-	61	-	-	-	1	-	-	-	237
Drilling	192	60	1,400	-	304	-	-	-	-	-	-	-	1,956
Environmental	5	578	-	-	-	-	-	-	-	-	-	-	583
Geological & mapping	-	-	-	-	-	-	-	-	41	24	-	-	65
Geophysical surveys	29	20	74	-	-	-	117	-	149	10	64	117	580
Technical study	-	1,440	-	-	-	1	-	-	2	-	-	-	1,443
Field support	1	1	75	-	-	-	-	72	601	11	151	15	927
Total expenses incurred	493	2,221	1,602	57	366	1	117	72	1,029	45	215	132	6,350
Total Expenditures funded by Rio Tinto	(493)	(2,221)	(1,602)	(57)	(366)	-	-	-	-	-	-	-	(4,739)
Total Expenditures funded by Lion CG	-	-	-	-	-	1	117	72	1,029	45	215	132	1,611

Exploration expenditures incurred for the year ended December 31, 2022

	Singatse Peak Services				Lion CG		Quaterra Alaska		Falcon Copper Corp
(In thousands of U.S. dollars)	MacArthur	Yerington	Bear	Wassuk	Chaco Bear & Ashton	Groundhog	Butte Valley	Blue Copper	Groundhog	Blue Copper	Total
	$	$	$	$	$	$	$	$	$	$	$
Property maintenance	167	64	-	55	-		2	161	107	41	597
Assay & Labs	86	33	-	-	-	-	-	-	-	-	119
Drilling	478	437	-	-	-	-	-	-	-	-	915
Environmental	292	489	-	-	-	-	-	11	-	-	792
Geological & mapping	1	-	-	-	18	-	-	25	-	-	44
Geophysical surveys	61	1	5	-	-	-	11	59	-	35	172
Technical study	341	411	-	-	-	-	-	-	-	-	752
Field support	635	16	-	-	-	44	10	56	-	150	911
Total expenses incurred	2,061	1,451	5	55	18	44	23	312	107	226	4,302
Total Expenditures funded by Rio Tinto	(1,637)	(1,394)	-	(55)	-	-	-	-	-	-	(3,086)
Total Expenditures funded by Lion CG	424	57	5	-	18	44	23	312	107	226	1,216

Option to Earn-in Agreement with Rio Tinto

On March 18, 2022, the Company entered into an Option to Earn-in Agreement with Rio Tinto to advance studies and exploration at Lion CG's copper assets in Mason Valley, Nevada (the "Rio Tinto Agreement"). Under the agreement, Rio Tinto has the exclusive option to earn a 65% interest in the assets comprising Yerington, MacArthur, Wassuk, Bear and associated water rights (the "Mining Assets").

In addition, Rio Tinto will evaluate the potential commercial deployment of its Nuton technologies for the Yerington Copper Project. The Nuton technologies are proprietary Rio Tinto-developed copper heap leach related processing and modelling technologies, capability and intellectual property.

On April 27, 2022, the Company TSX Venture Exchange approved the Rio Tinto Agreement.

The status of the Rio Tinto Agreement is set out below.

Stage 1

Rio Tinto paid four million U.S. dollars ($4,000,000) for the agreed-upon Program of Work on the Mining Assets. Stage 1 was deemed completed on December 22, 2022.

Stage 2

Within forty-five (45) days of the completion of Stage 1, Rio Tinto was to provide notice to the Company whether Rio Tinto elected to proceed with Stage 2 (notice was provided), upon which Rio Tinto was to pay up to $5,000,000 for agreed-upon Mason Valley study and evaluation works to be completed by the Company within 12 months from the date that the parties agree upon the scope of Stage 2 work ($7,500 paid January 13, 2023, representing $5,000 for Stage 2 and $2,500 for Stage 3 in which some of the work has started for Stage 3 and a portion of the deposit has been used).

Stage 3 - Feasibility Study

Within sixty (60) days of the completion of Stage 2, Rio Tinto shall provide notice to the Company whether Rio Tinto will exercise its Option and fund a Feasibility Study based on the results of the Stage 1 and Stage 2 work programs. Rio Tinto will fully-fund the Feasibility Study and ancillary work completed by the Company in an amount composed of the aggregate of Stage 1 through 3 not to exceed $50,000,000.

Investment Decision

Upon completion of the Feasibility Study, Rio Tinto and the Company will decide whether to create an investment vehicle into which the Mining Assets will be transferred, with Rio Tinto holding not less than a 65% interest in the investment vehicle.

• If Rio Tinto elects to not to create the investment vehicle, then the Company shall grant to Rio Tinto a 1.5% NSR on the Mining Assets.

• If Rio Tinto elects to create the investment vehicle but the Company elects not to create the investment vehicle, then, at Rio Tinto's option, Lion CG shall create the investment vehicle and Rio Tinto will purchase the Company's interest in the investment vehicle for fair market value.

Project Financing

• Following the formation of the investment vehicle, any project financing costs incurred will be funded by Rio Tinto and the Company in proportion to their respective ownership interest in the investment vehicle.

• Rio Tinto may elect to fund up to $60,000,000 of the Company's project financing costs in exchange for a 10% increase in Rio Tinto's ownership percentage. In addition, upon mutual agreement of Rio Tinto and the Company, Rio Tinto may fund an additional $40,000,000 of the Company's project financing costs in exchange for an additional 5% increase in Rio Tinto's ownership percentage.

• If the Company's ownership percentage in the investment vehicle is diluted to 10% or less, then the Company's ownership interest will be converted into a 1% uncapped NSR.

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

As at December 31, 2023, the Company was almost complete the stage 2a program of work (completed January 12, 2024). On January 4, 2024, $11,500,000 was received from Rio Tinto relating to Stage2b and Stage 3 programs of work.

The funds incurred in connection with this work program were offset against additions to mineral properties and general expenditures as follows:

(In thousands of U.S dollars)
Balance December 31, 2021	—
Proceeds received	4,000

Funds applied to capitalized mineral property expenditures	(150)

Funds applied to exploration expenditures:
Property maintenance	(287)
Assay & labs	(66)
Drilling	(915)
Environmental	(692)
Geological & mapping	(1)
Technical study	(495)
Field support & other	(630)

Funds applied to general operating expenditures	(151)
Balance December 31, 2022	613

Proceeds received	7,500

Funds applied to capitalized mineral property expenditures	(231)

Funds applied to reclamation deposits	(9)

Funds applied to exploration expenditures:
Property maintenance	(323)
Assay & labs	(236)
Drilling	(1,957)
Environmental	(583)
Geophysical surveys	(123)
Technical study	(1,440)
Field support & other	(77)

Funds applied to general operating expenditures	(1,777)
Balance December 31, 2023	1,357

Yerington Copper Project, Nevada

The Yerington Copper Project ("Project") is located near the geographic center of Lyon County, Nevada, U.S.A., along the eastern flank of the Singatse Range. The Project is approximately 70 miles by road from Reno Nevada, 50 miles south of Tahoe-Reno Industrial Center, and 10 miles from the nearest rail spur of Wabuska.

The Project includes both the historical Yerington Property and the historic MacArthur Deposit located approximately 4.5 miles to the northwest. The Project is bordered on the east by the town of Yerington, Nevada which provides access via a network of paved and gravel roads that were used during previous mining operations. The Project consists of 5 fee simple parcels and 82 patented mining claims totaling 2,768 acres, and 1,113 unpatented lode and placer claims totaling 22,996 acres. The unpatented claims are located on lands administered by the U.S. Department of Interior, Bureau of Land Management (BLM).

Please refer to the Company's Preliminary Economic Assessment technical report, details of which were released on January 30, 2024, and further described under Subsequent Events.

Yerington Property, Nevada

The Yerington pit area has a rich history of exploration, with extensive drilling conducted by Anaconda, ultimately leading to the extraction of over 1.7 billion pounds of copper.

The Company has primarily focused its exploration efforts at the Yerington Property on drilling activities conducted along the accessible pit ramps and access roads surrounding the Yerington pit.

The Yerington Property produced approximately 162 million tons of ore grading 0.54% Cu, of which oxide copper ores amenable to leaching accounted for approximately 104 million tons. A 1971 snapshot of head grades shows oxide mill head grade averaging 0.53% Cu and sulfide grades ranging from 0.45% to 0.75% Cu.

The general geometry of copper mineralization below the Yerington pit is an elongate body extending 6,600 feet along a strike of S62ºE. The modeled mineralization has an average width of 2,000 feet and has been defined by drilling to an average depth of 400-500 feet below the pit bottom at the 3,500-foot elevation.

Oxide copper occurred throughout the extent of the Yerington pit, attracting the early prospectors who sank the Nevada-Empire shaft on copper showings located over the present-day south-central portion of the pit. To extract the copper oxides, Anaconda produced sulfuric acid on site, utilizing native sulfur mined and trucked from Anaconda's Leviathan Mine located approximately 70 miles west of Yerington.

MacArthur Deposit, Nevada

The MacArthur Deposit is a large copper mineralized system containing near-surface acid soluble copper and the potential for a significant primary sulfide resource that remains underexplored (IMC, 2022). The MacArthur Deposit is one of several copper deposits and prospects located near the town of Yerington that collectively comprise the Yerington Mining District. The MacArthur Deposit is underlain by Middle Jurassic granodiorite and quartz monzonite intruded by west-northwesterly-trending, moderate to steeply north-dipping quartz porphyry dike swarms.

The MacArthur Deposit consists of a 50 to 150-ft thick, tabular zone of secondary copper (in the form of oxides and/or chalcocite) covering an area of approximately two square miles. This mineralized zone has yet-to-be fully delineated. Limited drilling has also intersected underlying primary copper mineralization open to the north, but only partially tested to the west and east.

Oxide copper mineralization is most abundant and particularly well exposed in the walls of the legacy MacArthur pit. The most common copper mineral is chrysocolla; also present is black copper wad (neotocite) and trace cuprite and tenorite. The flat-lying zones of oxide copper mirror topography, exhibit strong fracture control and range in thickness from 50 to 100 feet. Secondary chalcocite mineralization forms a blanket up to 50 feet or more in thickness that is mixed with and underlies the oxide copper. Primary chalcopyrite mineralization has been intersected in several locations mixed with and below the chalcocite. The extent of the primary copper is unknown as many of the holes bottomed at 400 feet or less.

Bear Deposit, Nevada

The Bear Deposit consists of approximately 2,300 acres of private land located to the northeast of the Yerington Property, plus several hundred acres beneath the Yerington Property.

The Company has five option agreements, entered from March 2013 to May 2015, to acquire a 100% interest in private lands covering the Bear Deposit. Under the terms of these option agreements, as amended, the Company is required to make $5,988,290 in cash payments over 15 years ($5,453,290 paid) to maintain the exclusive right to purchase the land, mineral rights, and certain water rights and to conduct mineral exploration on these properties. Two of the properties are subject to a 2% NSR upon commencing commercial production, which can be reduced to a 1% NSR in consideration of $1,250,000 total.

Outstanding payments to keep the option agreements current are as follows, by year:

  $131,000 due in 2024
  $404,000 due in years 2025 to 2028

Outstanding consideration payments under the five option agreements are as follows:

  $1,250,000 for Taylor, purchase option expiring April 4, 2025
  $250,000 for Chisum, purchase option has no expiration date, $50,000 per year payment required for continuation
  $5,000,000 for Yerington Mining, purchase option expiring in Q4 2024
  Circle Bar N purchase option:
    On or before June 15, 2025: $12,000,000
    June 16, 2025 - June 15, 2026: $13,000,000
    June 16, 2026 - June 15, 2027: $14,000,000
    June 16, 2027 - June 15, 2028: $15,000,000
    June 16, 2028 - June 15, 2029: $16,000,000
  $22,770,000 for Desert Pearl Farms, purchase option expiring in 2029

Wassuk, Nevada

The Wassuk Property consists of 310 unpatented lode claims totaling approximately 6,400 acres on lands administered by the BLM.

The Company fulfilled the Wassuk purchase option on January 14, 2023.

The property is subject to a 3% NSR royalty upon commencing commercial production, which can be reduced to a 2% NSR in consideration of $1,500,000.

Copper Canyon Property, Nevada

On August 21, 2023, the Company entered into a Purchase and Sale Agreement with Convergent Mining, LLC, whereby the Company purchased the title to the Copper Canyon claims from Convergent Mining, LLC upon closing of agreement. As consideration, the Company paid $10,000 in necessary claim fees. Further, the Company will be required to pay an Exploration fee to Convergent Mining, LLC calculated as:

  5% of the first $2,000,000 of qualifying exploration costs, not exceeding $100,000

The Copper Canyon Property does not constitute a Mining Asset applicable to the Company's Rio Tinto Agreement.

Reconnaissance

During the year ended December 31, 2023, the Company, through Singatse Peak Services, incurred $366,000 in evaluation expenditures, which was covered by Rio Tinto, on other prospects located within the Mining Assets, subject to the Rio Tinto Agreement, in order to determine whether they warranted further pursuit.

Chaco Bear and Ashton Properties, British Columbia

On June 1, 2023, Lion CG and Houston terminated the option agreement which resulted in Lion CG defaulting on the Chaco Bear and Ashton properties. As at December 31, 2023, Lion CG impaired the full balance of properties and recognized $602,000 in impairment expense.

FALCON COPPER CORP.

Blue Copper Project, Montana

A Butte-style copper-gold system in Powell County and Lewis & Clark County in Montana, located 45 miles north of the world famous Butte, Montana copper mines. District-scale consolidation sitting on top of a prolific placer gold system with extensive copper showings.

Schell Creek Project, Nevada

The Schell Creek Project is composed of the Cabin and Muncy Properties in White Pine County, Nevada, which represent two copper immediately adjacent targets composed of approximately 15,000 acres of mineral claims.

The Cabin Property represents a potential major copper-moly porphyry discovery concealed beneath the Spring Valley pediment within a district-scale BLM land package, located immediately north of the Muncy Property.

Muncy Option to Joint Venture Agreement

On November 22, 2023, Falcon Copper Corp. entered into an Option to Joint Venture Agreement with Kennecott Exploration Company ("Kennecott"), a Rio Tinto subsidiary.

Pursuant to the Agreement, Kennecott grants FCC the sole and exclusive right and option to acquire 100% interest in the Muncy Property. To exercise this option, FCC must satisfy the following:

  pay the Payment Commitment of $95,059 to Kennecott on or before the Effective Date of November 22, 2023 (Paid);
  incur exploration expenditures of $1,500,000 with respect to the Muncy Property and $1,000,000 with respect to the Cabin Property on or before November 22, 2025.

Upon FCC satisfying the exploration expenditures, Kennecott has the option to opt in for 40% of an asset-level joint venture for the Schell Creek Project; if Kennecott chooses to not opt in, FCC takes 100% ownership of the Muncy Property, along with the Cabin Property, with a Muncy Property royalty granted to Rio Tinto.

If FCC decides to terminate the option at any time, they will grant Kennecott a 2.0% net smelter royalty in the Cabin Property. After this is done, the agreement, except for specified sections, will terminate

If Kennecott elects not to form a joint venture, Kennecott must transfer all their rights in the Muncy Property to the FCC. In return, FCC will grant the optionor a 2.0% net smelter royalty (NSR) in the Properties. Before FCC decides to develop a commercial mining operation on any portion of the Properties, FCC has the right to reduce the net smelter royalty (NSR) from 2.0% to 1.0% by paying the optionor $10,000,000 in cash

Pioneer, Arizona

An approximate 1,300 acre covered target area prospective for high grade primary or enriched porphyry copper mineralization located within Arizona's prolific Copper Triangle - within 10 miles of the Resolution & Ray mines.

Groundhog, Alaska

On April 20, 2017, the Company signed an agreement with Chuchuna Minerals Company, an Alaska corporation, giving it an option to purchase a 90% interest in the Groundhog copper prospect, a property located on an established copper porphyry belt, two hundred miles southwest of Anchorage, Alaska. The Groundhog claims cover the northern extension of a structural zone that hosts a number of porphyry copper-gold prospects.

On December 13, 2022, the Groundhog property was transferred from Quaterra Alaska to Falcon Copper Corp.

To earn the 90% interest, FCC must fund a total of $5,000,000 (approximately $3,000,000 funded) of exploration expenditures and make a lump sum payment to Chuchuna of $3,000,000 by the end of April 20, 2024. FCC can terminate the agreement at its discretion.

The property is subject to a 1.75% NSR upon commencing commercial production, which can be reduced to a 0.875% NSR royalty in consideration of $25,000,000.

Reconnaissance

FCC incurred evaluation expenditures on reconnaissance in Nevada, Montana and Arizona properties in order to determine whether they warranted further pursuit.

BLUE COPPER ROYALTIES, LLC

Blue Copper Royalties, LLC holds the Butte Valley Royalty and the Nieves interest.

The Butte Valley Royalty is represented by a 1.0% NSR, subject to a buy-down to a 0.5% NSR in exchange for an aggregate payment of $15,000,000.

The Nieves Interest is represented by a 5% net profits interest associated with the Nieves Silver property in Mexico.

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

Yerington Copper Project

No loss-time accidents were incurred by the Company or its contractors during the year ending December 31, 2023.

The following Stage 2a and Stage 3 Programs of Work were performed by the Company.

Permitting and Stakeholder Engagement

The strategy for permitting and stakeholder engagement was developed. Initial baseline studies to support engineering, while minimizing impacts to resources and one-one-one outreach was completed with a diverse range of stakeholders. The following activities have been completed and/or are underway.

  MacArthur Exploration Plan of Operations Update
  Water Resources studies (surface and groundwater)
  Wildlife Baseline
  Stakeholder Engagement Plan / strategy development
  Permitting Plan / strategy development

Engineering Studies

The following were completed and provide the project with the basis for the Stage 2b Pre-Feasibility Study.

  Yerington Copper Project Preliminary Economic Assessment (see Subsequent Events)
  Yerington Pit Dewatering Studies
  Pyrite Studies
  Mining Studies
  Sulfuric Acid Studies
  Front End Engineering Design

Exploration

The exploration program met and exceeded the original objectives set out in the Stage 3 Advance for exploration. Notable outcomes include the following.

  Identification of an ~1,800 ft northwest extension of known mineralization of the Bear Deposit
  Identification of 10 to 20 ft zones of chalcocite enrichment at MacArthur
  Drill testing of the Reno Prospect, where two drill holes remain cased for future core drilling to test for deeper geophysical induced polarization ("IP) highs
  Drill testing of the Singatse Target, which identified strong sodic-calcic alteration
  Completion of a surface geochemical grid over the Reno Prospect area
  Completion of a surface geochemical grid over the MacArthur-Mason Pass area
  Identification of an IP target over the Thanksgiving mine area that correlates with a previously identified magnetic high
  Identification of an IP target on the southwest portion of the Bear Deposit

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

On January 16, 2024, the Company filed its Opening Brief with the Lyon County Circuit Court requesting the Court reverse the State Engineer's 2021 and 2023 forfeiture decisions. The Company is awaiting a response from the Court. The Opening Brief was filed with the court as a continuation of its efforts to appeal the State's wrongful decision to forfeit three primary ground water rights permits. The legal approach is currently following two paths: First, the Company appealed the State Engineer's forfeiture decision asking the court to overturn the decision as unlawful. Second, the Company also filed a complaint requesting equitable relief from the court requesting the judge reinstate the water rights. At the Company's request, the Court stayed the decisions of the State Engineer related to the Company's water rights. In parallel with the legal appeal process, the Company also continues to evaluate opportunities for non-judicial settlement discussions with the State.

The Company will continue to diligently defend against the wrongful forfeiture of its water rights with clear evidence of the need for those water rights in mine remediation, production and reclamation.

Investment in Associate

On April 5, 2022, the Company received 16,049,444 shares in Falcon Butte in connection with a property acquisition agreement to assign the Company's options to acquire the Butte Valley property. At the time of acquisition, the 16,049,444 shares represented 25.54% of shares outstanding, and as at December 31, 2023, the Company's share ownership was reduced to 20.48%. The Company and Falcon Butte have one common director and managerial personnel, as such, management has assessed that the Company has significant influence over Falcon Butte and that the investment should be accounted for using the equity method of accounting.

The initial balance of the investment was determined to be $1,906,000 ($2,374,000 CAD) which represents the fair value of the shares received. The value of the shares was determined based on Falcon Butte's financing that closed concurrently with the property acquisition. The Company's share of net loss for the period from acquisition on April 5, 2022 to December 31, 2022 and for the year ended December 31, 2023, was $389,000 and $288,000, respectively. The portion of net loss attributable to the Company was determined using the weighted average percentage of voting rights held by the Company throughout the period.

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

Non-Controlling Interest

On December 13, 2022, Quaterra Alaska assigned and transferred all right, title and interest in the Groundhog property, Butte Valley Royalty, 100% of the outstanding membership interest held in Blue Copper LLC, and the interest in the Nieves project to Falcon Copper Corp.

As consideration, on the date of transfer of assets to Falcon Copper Corp, Quaterra Alaska was issued 57,513,764 common shares of Falcon Copper Corp which represented 79.3% of all issued and outstanding shares at December 13, 2022 and December 31, 2022.

On March 2, 2023, Falcon Copper Corp completed a financing through a private placement, raising $2,000,000 by issuing 23,809,524 units at a price of $0.084 per unit. Each unit consists of one common share and one common share purchase warrant exercisable at $0.15 for 1 year.

In addition, the private placement was considered a "triggering event" for Simple Agreements for Future Equity ("SAFE Notes"). FCC had previously raised $867,500 in SAFE Notes, and were converted into equity of FCC, resulting in FCC issuing an additional 21,629,382 common shares.

On September 6, 2023, Falcon Copper Corp., a Wyoming corporation, carried out a re-organization of its assets and capital structure (the transaction described herein is referred to as the "Reorganization"). On August 25, 2023 a new entity, Blue Copper Royalties, LLC ("BCR LLC") was organized in Wyoming. BCR LLC subsequently adopted an Operating Agreement that provided for issuance of LLC Interests to its Members in the same amounts as shares issued to Shareholders of FCC. On September 6, 2023, two of the mining assets, commonly referred to as the Butte Valley Royalty and the Nieves Royalty, that had been held by FCC were assigned to BCR LLC in exchange for 100% of the issued and outstanding LLC Interests of BCR LLC. The Nieves Royalty may only be transferred with the written consent of a third party which was received October 23, 2023 resulting in the Nieves property transferring immediately. The same LLC interests were immediately distributed pro rata to the shareholders of FCC. Furthermore, FCC had previously issued Warrants to purchase 7,936,508 (total of 23,809,524 common share purchase warrants) shares of Common Stock of FCC at a Warrant Price of $0.1500 per Share. As part of the Reorganization, these Warrants were exchanged by the Warrant Holders for two new Warrants; one issued by FCC to purchase 7,936,508 Shares of FCC at a Warrant Price of $0.1332 per Share, and the other issued by BCR LLC to purchase 7,936,508 LLC Units of BCR LLC at a Warrant Price of $0.0168 per LLC Unit. The exchange transaction was accounted for under ASC 815 whereby the effect of the exchange was measured as the excess of the fair value of the exchanged warrant over the fair value of the warrant immediately before it is exchanged. Using this method, the effect of the exchange was calculated to be $Nil. As a result of the Reorganization and the issuance and distribution of these LLC Interests, each shareholder of FCC holds the same percentage interest in FCC as the shareholders holds in BCR LLC. Additionally, the Warrant Holders now holds two Warrants, one issued by each of FCC and BCR LLC, with the aggregate value of the two warrants equal to the aggregate value of the Warrant that they held prior to the exchange. The net effect is that the capital structure of BCR LLC matches the capital structure of FCC, including the issuance of new Warrants, and the Butte Valley Royalty and Nieves Royalty are now held by BCR LLC rather than FCC.

After the events described above, the Company held 57,513,764 common shares out of 117,952,674 shares issued and outstanding, representing 47.7% ownership on a Non-Diluted Basis. Management has determined that control over FCC and BCR LLC exists as at December 31, 2023.

Simple Agreement for Future Equity

During the year ended December 31, 2022, Falcon Copper Corp. raised $197,500 with a valuation cap of $1,450,000 and $569,000 with a valuation cap of $4,120,000, respectively, by entering into Simple Agreement for Future Equity Notes with several parties.

During the year ended December 31, 2023, FCC raised an additional $100,000 with a valuation cap of $4,120,000 by entering into SAFE notes with several parties. The private placement was considered a triggering event, and the face value of SAFE Notes of $868,000 were converted into common shares of FCC resulting in 21,629,382 common shares being issued.

The valuation cap provides the basis for the price at which the SAFE notes are converted into common stock of FCC. The SAFE Notes resulted in cash proceeds to the Company in exchange for the right to stock of the Company, or cash at a future date in the occurrence of certain events, as follows:

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

Proposed Transactions

The Company has no proposed transactions other than as disclosed in this MD&A.

Results of Operations

The following table summarizes the Company's financial results for the years ended December 31, 2023, and 2022.

Years ended December 31, (In thousands of U.S. dollars)	2023 $	2022 $	Change $	Change %
Operating expenses
Exploration expenditures	6,350	4,302	2,048	32%
Rio Tinto Deposit	(6,516)	(3,237)	(3,279)	50%
General Office	194	140	54	28%
Interest	432	144	288	67%
Insurance	74	61	13	18%
Investor Relations	21	52	(31)	(148%)
Professional fees	1,525	715	810	53%
Rent	15	14	1	7%
Salaries and benefits	1,368	733	635	46%
Share-based payments	1,133	1,173	(40)	(4%)
Transfer agent and regulatory	85	104	(19)	(22%)
Travel	62	54	8	13%
Operating loss	(4,743)	(4,255)	(488)	10%

Fair value gain on derivative liabilities	356	429	(73)	(21%)
Foreign exchange gain (loss)	(2)	13	(15)	750%
Gain on settlement of debt	-	20	(20)	(100%)
Gain on sale of Butte Valley	-	2,207	(2,207)	(100%)
Gain on transfer of share	22	19	3	14%
Accretion expense	(460)	(108)	(352)	77%
NSR buy-down	-	500	(500)	(100%)
Share of loss in associate	(288)	(389)	101	(35%)
Interest and other income	111	-	111	100%
Impairment of mineral properties	(602)	-	(602)	100%
Loss on revaluation of SAFE notes	(305)	(364)	59	(19%)
Net and comprehensive loss	(5,911)	(1,928)	(3,983)	67%

For the year ended December 31, 2023, the Company incurred a net loss of $5,911,000 compared to a net loss of $1,928,000 in the prior year. The increase in net loss of $3,983,000 is primarily due to a gain of $2,207,000 resulting from the sale of the Company's Butte Valley property that was recognized during the comparative year. Also, during the year ended December 31, 2023, the Company terminated its option agreement on the Chaco Bear & Ashton property, resulting in an impairment expense of $602,000, exclusive to this year.

Additionally, professional fees experienced an increase of $810,000 primarily stemming from escalated legal expenses associated with addressing the water rights matter concerning the MacArthur and Yerington Properties, accounting fees related to financial reporting across all entities, and consulting fees disbursed to several mining consultants.

Furthermore, the Company recorded income of $500,000 during the year ended December 31, 2022 relating to the buy-down of certain NSR which was exclusive to 2022. The Company also recognized $460,000 in accretion expense for the year ended December 31, 2023 for the accretion of convertible debt which only began during the latter half of the year ended December 31, 2022.

The increase in net loss is partially offset by the following:

  During the year ended December 31, 2023, the Company recognized $305,000 in losses relating to the revaluation of SAFE notes that matured during 2023. During the year ended December 31, 2022, the Company recognized a loss of $364,000.
  During the year ended December 31, 2023, the Company recognized $288,000 relating to the Company's share of losses in the Company's investment in Falcon Butte whereas during the year ended December 31, 2022, the Company recognized a loss of $389,000.

Summary of Quarterly Financial Information

For the three months ended December 31 2023 the Company incurred a net loss of $1,616,000 compared to a net loss of $2,318,000 during the three months ended September 30, 2023. The decrease in net loss is primarily because during the three months ended September 30, 2023, the Company granted 23,194,737 stock options which all completely vested during the period, resulting in $1,269,000 in share-based payments being recognized. There were no stock options granted during the three months ended December 31, 2023, resulting in $Nil in share-based payments being recognized during the period. This is partially offset by the loss recognized on the change in fair value of the derivative liabilities of $131,000 for the three months ended December 31, 2023, compared to the gain of $6,000 recognized for the three months ended September 30, 2023.

The following table sets out the quarterly financial information for each of the last eight quarters:

(In thousands of U.S. dollars except for per share amount)	Q4'23	Q3'23	Q2'23	Q1'23	Q4'22	Q3'22	Q2'22	Q1'22
General administration	(1,161)	(2,148)	(723)	(877)	(515)	(795)	(1,002)	(878)
Fair value (loss) gain on derivative liabilities	(131)	6	1,421	(940)	377	17	(2)	37
Foreign exchange gain (loss)	(2)	-	-	-	(11)	12	3	9
Other Income	16	32	51	12	-	-	-	-
Loss on settlement of convertible notes	-	-	-	-	-	-	-	-
Gain on transfer of shares	-	-	-	22	19	-	-	-
Gain on settlement of debt	-	-	-	-	-	14	6	-
Accretion	(136)	(129)	(121)	(74)	(57)	(47)	(4)	-
Gain on sale of Butte Valley	-	-	-	-	-	-	2,207	-
Loss on revaluation of SAFE notes	-	-	-	(305)	(364)	-	-	-
NSR buy-down	-	-	-	-	-	250	250	-
Share of loss of investment in associate	(287)	3	22	(26)	(316)	(42)	(31)	-
Exploration Expenditures	(1,597)	(1,344)	(2,159)	(1,250)	(1,370)	(1,020)	(1,339)	(573)
Rio Tinto Deposit	1,682	1,262	2,250	1,322	1,104	464	1,669	-
Impairment of mineral properties	-	-	(602)	-	-	-	-	-
Gain (loss) on marketable securities	-	-	-	-	-	-	-	-
Net loss	(1,616)	(2,318)	139	(2,116)	(1,133)	(1,147)	1,757	(1,405)
Basic income (loss) per share	(0.01)	(0.01)	0.00	(0.01)	(0.00)	(0.00)	0.00	(0.01)

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

The following table summarizes the Company's cash flows for the years ended December 31, 2023, and 2022:

(In thousands of U.S. dollars)	2023	2022
Cash obtained from (used in) operating activities	$(2,389)	$(1,786)
Cash provided by (used in) investing activities	(351)	(554)
Cash provided by financing activities	3,685	2,863
Increase (decrease) in cash	945	523
Cash, beginning of year	1,365	842
Cash, end of year	$2,310	$1,365

As at December 31, 2023, the Company had cash of $2,310,000 (2022 - $ 1,365,000) and working capital deficit of $2,854,000 (2022 - $556,000). The decrease in working capital of $2,298,000 is primarily due to the reclassification of $3,544,000 in convertible debentures from long term to current. This is partially offset by the completion of Blue Copper Resources Corp's equity financing of $2,000,000 and maturing of SAFE notes.

As of December 31, 2023, the Company had convertible debentures with a face value of $3,306,000 and a carrying value of $3,544,000.

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

Related Party Information

The Company's related parties include its directors and officers whose remuneration was as follows, subject to change of control provisions for officers:

(In thousands of U.S. dollars)	Year ended December 31, 2023	Year ended December 31, 2022
Salaries (1)	$450	$504
Director's fees (2)	21	13
Share-based payments (3)	796	904
Interest on convertible debenture (4)	237	53
	$1,504	$1,474

(1) Charles Travis Naugle, CEO - $250 (2022 - $250); Stephen Goodman, President, CFO and Corporate Secretary - $200 (2022 - $200); Thomas Patton, Director - $Nil (2022 - $54).

(2) Thomas Pressello, Former Director - $21 (2022 - $13).

(3) Charles Travis Naugle, CEO - $214 (2022 - $367); Stephen Goodman, President, CFO and Corporate Secretary - $166 (2022 - $251); Thomas Patton, Director - $54 (2022 - $46); Thomas Pressello, Former Director - $54 (2022 - $73); Tony Alford, Director - $308 (2022 - $167).

(4) Charles Travis Naugle, CEO - $35 (2022 - $10); Tony Alford, Director - $193 (2022 - $39); Ekaterina Naugle, spouse of the CEO - $4 (2022 - $2); Stephen Goodman, President, CFO and Corporate Secretary $4 (2022 - $1); Thomas Pressello, Director - $1 (2022 - $1)

Other transactions for the year ended December 31, 2023:

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

As a result, for the year ended December 31, 2023, the CEO of the Company was paid as follows:

  $206,667 in cash
  $43,333 in Falcon Butte shares.

b) As at December 31, 2023, there was $11,000 (2022 - $11,000) in prepaid expenses to the CEO of the Company relating to wages paid during the year for services subsequent to year end.

c) During the year ended December 31, 2023, Tony Alford (director), Charles Travis Naugle (CEO), and Stephen Goodman (CFO) subscribed for $1,000,000, $120,000, and $15,000 respectively of unsecured convertible debentures. The debentures bear interest at a rate of 14% per annum and mature on November 2, 2024 and are convertible into shares of the Company at $0.070 ($0.095 CAD) per share until January 2, 2024 and thereafter at $0.074 ($0.10 CAD) per share. During the year ended December 31, 2023, the Company accrued $290,000 in interest related to the newly issued convertible debentures as well as convertible debentures issued during the year ended December 31, 2022.

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

b) As per their agreements with the Company, Charles Travis Naugle and Stephen Goodman, the CEO and President/CFO, respectively, are entitled to receive an annual grant of options under the Stock Option Plan of the Company on each Annual Review Date. The number of options will be determined by the Board based on a minimum of 50% and maximum of 150% of the annual base compensation. The exercise price per common share of the Company will be equal to the Market Price (as defined in the TSXV policies) of the Company's common shares as at the Annual Review Date, subject to a minimum exercise price per share of $0.05 CAD. The applicable percentage on the annual base salary will be determined by the Board based on an assessment of the performance of the CEO and President/CFO in achieving the Annual Objectives for the relevant Annual Review Period. On May 25, 2022, the CEO and President/CFO were issued a combined 3,300,000 bonus options with an exercise price of $0.085 and an expiry date of May 25, 2027. The CFO was granted 1,470,000 stock options and the CEO was granted 1,830,000 stock options.

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

j) Falcon Copper Corp. has a mineral property lease agreement with a company owned by Charles Travis Naugle, CEO of the Company, to lease a mineral property. The value of the leased property was determined to be $500,000.

Outstanding Share Information at Date of Report

Authorized: Unlimited number of common shares

Number of common shares issued and outstanding as of the date of the MD&A: 382,792,710

Number of stock options outstanding as of the date of the MD&A: 63,534,020

Number of warrants outstanding as of the date of the MD&A: 130,970,408

Number of restricted share units outstanding as of the date of the MD&A: Nil

As of December 31, 2023, the number of stock options outstanding and exercisable were:

Expiry date	Exercise price (CAD)	Number of options outstanding	Remaining contractual life in years	Number of options exercisable
June 21, 2024	0.07	1,900,000	0.47	1,900,000
August 8, 2024	0.06	500,000	0.61	500,000
June 20, 2025	0.08	2,450,000	1.47	2,450,000
August 18, 2025	0.072	2,394,283	1.63	2,394,283
June 18, 2026	0.25	3,950,000	2.47	3,950,000
September 17, 2026	0.11	4,500,000	2.72	4,500,000
October 21, 2026	0.09	2,700,000	2.81	2,700,000
May 25, 2027	0.085	8,300,000	3.40	8,300,000
March 2, 2028	0.095	350,000	4.17	350,000
July 21, 2028	0.080	22,194,737	4.56	22,194,737
Outstanding, December 31, 2023		49,239,020		49,239,020

As at the date of the MDA, the number of stock options outstanding and exercisable were:

Expiry date	Exercise price (CAD)	Number of options outstanding	Remaining contractual life in years	Number of options exercisable
June 21, 2024	0.07	1,900,000	0.73	1,900,000
August 8, 2024	0.06	500,000	0.86	500,000
June 20, 2025	0.08	2,450,000	1.72	2,450,000
August 18, 2025	0.072	2,394,283	1.88	2,394,283
June 18, 2026	0.25	3,950,000	2.72	3,950,000
September 17, 2026	0.11	4,500,000	2.97	4,500,000
October 21, 2026	0.09	2,700,000	3.06	2,700,000
May 25, 2027	0.085	8,300,000	3.65	8,300,000
March 2, 2028	0.095	350,000	4.42	350,000
July 21, 2028	0.080	22,194,737	4.81	22,194,737
March 4, 2029	0.07	14,295,000	4.93	14,295,000
Outstanding, as at the date of the MD&A		63,534,020		63,534,020

As of December 31, 2022, the number of stock options outstanding and exercisable were:

Expiry date	Exercise price (CAD)	Number of options outstanding	Remaining contractual life in years	Number of options exercisable
September 20, 2023	0.06	1,470,000	0.72	1,470,000
June 21, 2024	0.07	1,900,000	1.47	1,900,000
August 8, 2024	0.06	500,000	1.61	500,000
June 20, 2025	0.08	2,450,000	2.47	2,450,000
August 18, 2025	0.072	2,394,283	2.63	2,394,283
June 18, 2026	0.25	3,950,000	3.47	3,950,000
September 17, 2026	0.11	4,500,000	3.72	4,500,000
October 21, 2026	0.09	2,700,000	3.81	2,700,000
December 12, 2026	0.12	750,000	3.95	750,000
May 25, 2027	0.085	9,000,000	4.40	9,000,000
Outstanding, December 31, 2022		29,614,283		29,614,283

The following table summarizes warrants outstanding as of the date of the MD&A, as at December 31, 2023 and December 31, 2022:

Expiry date	Currency	Exercise price	Date of MD&A	December 31, 2023	December 31, 2022
September 13, 2024	USD	0.10	26,488,733	26,488,733	26,488,733
September 27, 2024	USD	0.10	13,152,909	13,152,909	13,152,909
October 21, 2024	USD	0.10	31,672,632	31,672,632	31,672,632
February 17, 2024	USD	0.067	-	16,044,774	16,044,774
March 8, 2024	USD	0.067	-	13,805,964	13,805,964
November 2, 2024	USD	0.070	16,041,732	18,461,015	-
February 16, 2025	USD	0.060	15,696,882	-	-
March 8, 2029	USD	0.056	23,809,522	-	-
March 8, 2029	USD	0.056	4,107,998	-	-
Outstanding			130,970,408	119,626,027	101,165,012

The following table summarizes Restricted share units outstanding as of the date of the MD&A, as of December 31, 2023 and December 31, 2022:

Grant Date	Date of MD&A	December 31, 2023	December 31, 2022
June 3, 2022	-	-	5,333,334
Outstanding	-	-	5,333,334

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

Subsequent Events

On January 4, 2024, the Company received $11,500,000 in relation to the amendment to its earn-in agreement with Rio Tinto. $10,000,000 pertains to the Stage 2b program of work and the additional $1,500,000 pertains to an advance on Stage 3 funding for exploration on certain portions of the Bear deposit.

On January 12, 2024, BCR LLC amended the common stock purchase warrant dated September 6, 2023. The purpose of the amendment is to extend the expiration date of 23,809,524 warrants issued from March 2, 2024, to September 2, 2025.

On January 16, 2024, the Company filed its Opening Brief with the Lyon County Circuit Court requesting the Court reverse the State Engineer's 2021 and 2023 forfeiture decisions. The Company is awaiting a response from the Court. The Opening Brief was filed with the court as a continuation of its efforts to appeal the State's wrongful decision to forfeit three primary ground water rights permits. The legal approach is currently following two paths: First, the Company appealed the State Engineer's forfeiture decision asking the court to overturn the decision as unlawful. Second, the Company also filed a complaint requesting equitable relief from the court requesting the judge reinstate the water rights. At the Company's request, the Court stayed the decisions of the State Engineer related to the Company's water rights. In parallel with the legal appeal process, the Company also continues to evaluate opportunities for non-judicial settlement discussions with the State. SPS will continue to diligently defend against the wrongful forfeiture of its water rights with clear evidence of the need for those water rights in mine remediation, production and reclamation.

On January 23, 2024, FCC amended the common stock purchase warrant dated September 6, 2023. The purpose of the amendment is to extend the expiration date of 23,809,524 warrants issued from March 2, 2024, to September 2, 2025.

On February 5, 2024, FCC issued 2,586,207 common shares at a price of $0.116/share for a total proceeds of $300,000. Following the recently concluded financing, the ownership stake of LCG in QTA now stands at 46.65%.

On February 15, 2024, the Company announced the restructuring of its existing debentures, comprising $2,000,000 principal for the debentures issued in 2022 and $1,306,000 principal for the debentures issued in 2023. Under the restructuring plan, the company offered up to $3,950,000 in new senior unsecured debentures, featuring a 20% annual interest rate and maturing in 12 months from the restructuring date. The restructuring offers holders of the new debentures the flexibility to convert accrued interest into common shares of the Company at a conversion price determined by the Market Price as defined in TSX Venture Exchange policies on the conversion date. Alternatively, they can opt for conversion at a fixed price of US$0.06 (C$0.08) per share. Additionally, holders have the option to convert into common shares of Falcon Butte, at a set price of US$0.25 (C$0.32) per share. Additionally, warrants are issued alongside the new debentures, allowing holders to purchase common shares at US$0.06 per share for a 12-month period. For debenture holders choosing not to participate in the restructuring offer, conversion of principal and interest into units of the company is available at US$0.045 per Unit, each comprising a common share and a warrant exercisable at US$0.06 per share for a period of 5 years.

On February 20, 2024, the Company issued new convertible debentures totaling US$941,000 to replace the convertible debenture issued in 2022 and 2023. The new debentures mature in 12 months and carry a 20% annual interest rate. The new debentures are convertible into common shares of the Company at US$0.06 (C$0.08) per share or can be converted in-kind for common shares of Falcon Butte Minerals Corp. at a conversion price of US$0.25 (C$0.32) per Falcon Butte share. Holders also received 15,696,883 share purchase warrants, exercisable at US$0.06 (C$0.08) per share within 12 months. Additionally, US$259,000 of the original debentures were converted into 3,500,000 common shares.

On February 27, 2024, FCC issued 862,069 common shares at a price of $0.116/share for a total proceeds of $100,000. Following the recently concluded financing, the ownership stake of LCG in QTA now stands at 46.33%.

On March 1, 2024, the Company granted 14,295,000 stock options at an exercise price of $0.052(C$0.07) per common share and expire five years from the date of grant.

On March 8, 2024, the Company completed a debt settlement pursuant to which it has issued 4,107,998 units at $0.042 (C$0.05625) per unit and 41,707,215 common shares at $0.042 (C$0.05625) to settle $1,924,000 of debt. Each unit is comprised of one common share and one common share purchase warrant of the Company. Each warrant is exercisable into one additional common share at a price of $0.056 (C$0.075) per share for a period of 5 years from the date of issuance.

On March 8, 2024, the Company closed a private placement consisting of an aggregate of 23,809,522 units a price of $0.042 (C$0.05625) per unit for aggregate gross proceeds to the Company of $1,000,000. Each unit consists of one common share and one common share purchase warrant of the Company. Each warrant is exercisable into one additional common share at a price of $0.056 (C$0.075) per share for a period of 5 years from the date of issuance

Preliminary Economic Assessment

On January 30, 2024, the Company announced the results of a Preliminary Economic Assessment ("PEA") on its Yerington Copper Project. The PEA envisions an open pit mining strategy followed by a heap leach operation, enhanced by the application of Rio Tinto's Nuton technologies to process primary sulfide copper materials. Highlights of the PEA results include (full details and disclaimers on the PEA results are provided in the January 30, 2024 news release):

Highlights:

  Post-tax NPV7% of $356 million and IRR of 17.4%, calculated at a copper price of $3.85/lb
  Utilization of cutting-edge Nuton technologies for recovering cathode copper from primary sulfide materials, negating the need for concentrator, tailings impoundment and smelter operations
  12-year open pit mine life encompassing operations at Yerington and MacArthur, with projected lifetime copper (Cu) production of 1.4 billion pounds, averaging 117 million pounds per year
  Initial capital expenditure of $413 million including all mine pre-production costs, with sustaining capital of $653 million
  Post-tax payback period of 5.0 years
  Average cash operating costs of $2.20/lb copper payable
  Cumulative cashflow of $1.00 billion post-tax and $1.24 billion pre-tax on base case assumptions
  Exceptionally low overall open pit strip ratio at 0.3:1.0 (waste:feed)
  Synergistic co-location of processing facilities within a single legacy-affected site, servicing both the Yerington Mine and the MacArthur Mine, effectively minimizing environmental impacts in the region

  Dewatering of the Yerington pit lake, involving the pumping of approximately 43,000 acre-feet of water at a cost of $50 million, which not only facilitates pit expansion but also unlocks water for alternative beneficial use in Mason Valley

The Yerington Copper Project PEA merges the Yerington and MacArthur projects into an integrated mining operation. The development strategy begins with reprocessing legacy rock stockpiles and tailings at the Yerington Mine, followed by mining activities at the base of the legacy Yerington pit once dewatered. Oxide and sulfide materials will be mined and processed via separate heap leach pads located at the legacy Yerington Mine.

The sulfide processing will utilize Nuton technologies, enabling copper recovery reaching 74% and eliminating the necessity for a concentrator, tailings facility and smelter. Resulting copper-rich solutions from both sulfide and oxide heaps will be collected and routed to a central solvent extraction and electrowinning (SX-EW) facility for on-site production of cathode copper. In a subsequent project phase, oxide material from the MacArthur Mine will complement ongoing Yerington operations.

The Project's Mineral Resource consists of the Yerington Deposit, W-3 Stockpile, Vat Leach Tailings and MacArthur Deposit. Total Measured and Indicated Resources are 457.9 million tons at 0.25% TCu containing 2.9 billion pounds of copper. Inferred Resources add 269.7 million tons at 0.19% TCu for 1.3 billion pounds of contained copper.

The Mineral Resources are reported in accordance with CIM Definition Standards and do not represent Mineral Reserves. There is no certainty that all or any part of the Mineral Resources will be converted to Mineral Reserves. The Inferred Resources are considered too speculative geologically to have economic considerations applied to them that would enable them to be categorized as Mineral Reserves. Inferred Resources must be excluded from economic evaluations.

Parameter	Units	Pre-Tax	Post-Tax
Copper Price	$US/lb	3.85
Economic Indicators
Net Present Value (7%)	$US M	482	356
IRR	%	20.3	17.4
Payback Period	Years	4.7	5.0
Copper Revenue less Royalties	$US M	5,297	5,297
Total Operating Cost	$US M	2,987	2,987
Life of Mine Capital Cost	$US M	1,067	1,067
Net Taxes	$US M	-	243
Net Cash Flow	$US M	1,244	1,001
Cash Costs	$US/lb payable	2.20	2.37
AISC	$US/lb payable	2.96
Copper - Payable	Mlb	1,402
Mine Life	Years	12

Copper Price $US/lb	$3.08	$3.47	$3.85	$4.24	$4.62	$5.00
Variance	-20%	-10%	Base	10%	20%	30%
Pre-tax
NPV @7% $M	-$89.8	$201	$482	$771	$1,051	$1,332
IRR	3.7%	13.2%	20.3%	26.5%	31.8%	36.7%
Post-tax
NPV @7% $M	-$129	$122	$356	$589	$812	$1,035
IRR	2.1%	11.0%	17.4%	22.9%	27.6%	32.0%

Mineral Resource Estimate

The Mineral Resources for the Yerington Copper Project are composed of the Yerington Deposit, W-3 Stockpile, Vat Leach Tailings and the MacArthur Deposit.

The Yerington Copper Project Mineral Resource estimate described below is classified according to the CIM Definition Standards for Mineral Resources and Mineral Reserves (CIM, 2014).

Yerington Deposit - The Mineral Resource estimate utilizes validated historic drill hole data generated by Anaconda Copper Mining Company ("Anaconda") and recent drilling results by the Company in 2011, 2017 and 2022. The updated Mineral Resources for the Yerington Deposit are: Measured Resources of 62.9 Mtons at 0.30% TCu; Indicated Resources of 94.7 Mtons at 0.27% TCu; and Inferred Resources of 113.2 Mtons at 0.22% TCu.

2023 Yerington Deposit Mineral Resource estimate

Material	Cutoff Grade (TCu%)	Tons	Grade (TCu%)	Contained Copper (lbs)
Measured Oxide	0.038	20,230,000	0.25	99,367,000
Measured Sulfide	0.126	42,671,000	0.32	274,578,000
Measured Total		62,901,000	0.30	373,945,000
Indicated Oxide	0.038	13,749,000	0.22	60,166,000
Indicated Sulfide	0.126	80,960,000	0.28	457,921,000
Indicated Total		94,709,000	0.27	518,087,000
Measured + Indicated Oxide	0.038	33,979,000	0.23	159,533,000
Measured + Indicated Sulfide	0.126	123,631,000	0.30	732,499,000
Measured + Indicated Total		157,610,000	0.28	892,032,000
Inferred Oxide	0.038	33,347,000	0.18	122,221,000
Inferred Sulfide	0.126	79,881,000	0.24	385,938,000
Inferred Total		113,229,000	0.22	508,159,000

Notes:

1. Effective date for this Mineral Resource estimate is May 1, 2023.

2. The 2023 Mineral Resource estimate uses a variable break-even economic cut-off grade of 0.038% TCu and 0.126% TCu based on assumptions of a net copper price of $4.08/lb (after processing, transportation and royalty charges), 70% recovery in oxide material, 75% recovery in sulfide material.

3. Mineral Resources are not Mineral Reserves and do not demonstrate economic viability.

4. Mineral Resource estimate reported from within resource pit shell.

5. There is no certainty that all or any part of the Mineral Resource estimate will be converted into Mineral Reserves.

6. All figures are rounded to reflect the relative accuracy of the estimates and totals may not add correctly.

W-3 Stockpile - W-3 is a rock disposal stockpile that lies north-northwest of the current Yerington pit and was derived from subgrade copper oxide material mined during historical Anaconda mining operations. The Inferred W-3 Stockpile Mineral Resource is 14.1 million tons at 0.11% TCu.

2023 W-3 Stockpile Mineral Resource Statement

Class	Cutoff Grade (TCu%)	Tons	Grade (TCu%)	Contained Copper (lbs)
Inferred Oxide	>= 0.04	14,100,000	0.11	30,571,000

Notes:

1. Effective date for this W-3 Stockpile Mineral Resource estimate is July 31, 2023.

2. The 2023 Mineral Resource estimate uses a variable break-even economic cut-off grade of 0.040 % TCu based on assumptions of a net copper price of $4.08/lb (after processing, transportation, and royalty charges), and 70% recovery in oxide material.

3. Mineral Resource are not Mineral Reserves and do not demonstrate economic viability.

4. Mineral Resource estimate reported from within resource pit shell.

5. There is no certainty that all or any part of the Mineral Resource estimate will be converted into Mineral Reserves.

6. All figures are rounded to reflect the relative accuracy of the estimates and totals may not add correctly.

Vat-Leached Tailings - Vat-Leached Tailings, in the form of oxide tailings, are the leached products of Anaconda's vat leach copper extraction. The oxide tailings, located north of the Process Areas, contain the crushed rock at the base of the leach vats that remained following the extraction of copper in the vat-leaching process. The Inferred VLT Mineral Resource is 33.2 million tons at 0.09% TCu.

2023 VLT Mineral Resource Statement

Class	Cutoff Grade (TCu%)	Tons	Grade (TCu%)	Contained Copper (lbs)
Inferred Oxide	>= 0.04	33,160,000	0.09	62,622,000

Notes:

1. Effective date for this VLT Mineral Resource estimate is July 31, 2023.

2. The 2023 Mineral Resource estimate uses a variable break-even economic cut-off grade of 0.040 % TCu based on assumptions of a net copper price of $4.08/lb (after processing, transportation and royalty charges), and 70% recovery in oxide material.

3. Mineral Resource are not Mineral Reserves and do not demonstrate economic viability.

4. Mineral Resource estimate reported from within resource pit shell.

5. There is no certainty that all or any part of the Mineral Resource estimate will be converted into Mineral Reserves.
All figures are rounded to reflect the relative accuracy of the estimates and totals may not add correctly.

MacArthur Deposit - The Mineral Resource estimate of the MacArthur Deposit encompasses three principal domains: Main MacArthur, Gallagher and North Ridge. An overview of Section 14 from the Technical Report, titled "MacArthur Copper Project, Mason Valley, Nevada, USA, Mineral Resource Estimate," is presented in the following tables. There have been no subsequent updates to the MacArthur Mineral Resource following the publication of the Technical Report on February 25, 2022.

The Mineral Resource estimate for the MacArthur Deposit are: Measured Resources of 116.7 Mtons at 0.18% TCu; Indicated Resources of 183.7 Mtons at 0.158% TCu; and Inferred Resources of 156.5 Mtons at 0.151% TCu.

MacArthur Deposit - Summary of Mineral Resource

Classification	Ktons	Grade (Total Cu%)	Contained Copper Pounds x 1000
Measured	116,666	0.180	420,929
Indicated	183,665	0.158	579,479
Measured + Indicated	300,331	0.167	1,000,408

Inferred	156,450	0.151	471,714

Notes:

1. The effective date of the MacArthur Mineral Resource estimate is February 25, 2022.

2. Cutoff grade: 0.06% TCu for Leach Cap, Oxide & Transition

3. Cutoff grade for Sulfide: 0.06% TCu for MacArthur & North Ridge, 0.08% TCu for Gallagher.

4. Total resource shell tonnage = 628,831 ktons

Mineral Resource by Domain

Domain		MEASURED			INDICATED			MEASURED & INDICATED
	Total Copper Cutoff, %	Ktons & Grade Above Cutoff			Ktons & Grade Above Cutoff			Ktons & Grade Above Cutoff
		Ktons	TCu, %	Contained Cu Pounds x 1000	Ktons	TCu, %	Contained Cu Pounds x 1000	Ktons	TCu, %	Contained Cu Pounds x 1000
MacArthur	0.06	82,983	0.184	305,303	77,171	0.151	233,446	160,154	0.168	538,749
North Ridge	0.06	25,149	0.176	88,507	78,305	0.166	259,558	103,454	0.168	348,065
Gallagher	0.06/0.08	8,534	0.159	27,119	28,189	0.153	86,475	36,723	0.155	113,594
Total		116,666	0.180	420,929	183,665	0.158	579,479	300,331	0.167	1,000,408

Domain		INFERRED
	Total Copper Cutoff, %	Ktons & Grade Above Cutoff
		Ktons	TCu, %	Contained Cu Pounds x 1000
MacArthur	0.06	30,815	0.158	97,490
North Ridge	0.06	62,593	0.154	192,187
Gallagher	0.06/0.08	63,042	0.144	182,037
Total		156,450	0.151	471,714

Due to the uncertainty that may be attached to Inferred Mineral Resources, it cannot be assumed that all or any part of an Inferred Mineral Resource will be upgraded to an Indicated or Measured Mineral Resource as a result of continued exploration. Confidence in the estimate is insufficient to allow the meaningful application of technical and economic parameters or to enable an evaluation of economic viability worthy of public disclosure. Inferred Mineral Resources must be excluded from estimates forming the basis of feasibility or other economic studies.

This subsequent PEA event highlights the potential economic viability and development opportunity for an integrated, sustainable mining operation at the Company's Yerington Copper Project.

Off - Balance Sheet Arrangements

The Company has not entered any off-balance sheet arrangements.

Initial adoption of new accounting standards

Adoption of new accounting standards have been disclosed in Note 3 of the Company's consolidated financial statements for the year ended December 31, 2023 and 2022.

Significant Accounting Policies

The consolidated financial statements for the year ended December 31, 2023 have been prepared in accordance with U.S. GAAP.

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

Accordingly, the Company has prepared financial statements that comply with U.S. GAAP applicable as at December 31, 2023, together with the comparative year data for the year ended December 31, 2022. The most significant change in accounting policy is as follows:

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