Form 10-Q
period 2024-03-31
LION COPPER & GOLD CORP.
filed 2024-05-15
CIK 1339688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

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
Yes [   ]  No [ X ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of May 14, 2024, the registrant's outstanding common stock consisted of 382,792,710 shares.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Lion Copper and Gold Corp.

Condensed Interim Consolidated Financial Statements

For the three months ended March 31, 2024 and 2023

(Expressed in thousands of U.S. Dollars)

(Unaudited)

Lion Copper and Gold Corp. Condensed Interim Consolidated Balance Sheets As at March 31, 2024, and December 31, 2023 (Unaudited - In thousands of U.S. Dollars)

	Note	March 31, 2024	December 31, 2023

ASSETS
Current assets
Cash and cash equivalents		$10,899	$2,310
Other receivables		18	14
Prepaid and deposit		144	62
		11,061	2,386

Other receivables - Long term		10	10
Mineral properties	4,14	7,802	7,647
Reclamation bonds		9	9
Investment in associate	5	1,112	1,206
Right of use asset		68	-
Total assets		$20,062	$11,258

LIABILITIES
Current liabilities
Accounts payable		$565	$163
Accrued liabilities		99	-
Rio Tinto deposit	6	9,518	1,357
Derivative liabilities	8	698	176
Convertible debentures	8,9,13	855	3,544
Lease liabilities - current		38	-
		11,773	5,240

Lease liabilities - long term		30	-
Total liabilities		11,803	5,240

Stockholders' equity
Share capital, no par value, unlimited common shares authorized; 382,792,710 issued and outstanding (2023 - 309,667,975)	11	108,980	105,396
Additional paid-in capital	12	24,828	24,168
Deficit		(128,920)	(126,663)
Non-controlling interest	7	3,371	3,117
Total stockholders' equity		8,259	6,018
Total liabilities and stockholders' equity		$20,062	$11,258

NATURE OF OPERATIONS AND GOING CONCERN (Note 1)

COMMITMENTS (Note 15)

CONTINGENCIES (Note 16)

Approved on behalf of the Board of Directors on May 14, 2024:

/s/ "Travis Naugle"	/s/ "Stephen Goodman"
Chief Executive Officer	President & Chief Financial Officer

The accompanying notes form an integral part of these condensed interim consolidated financial statements.

Lion Copper and Gold Corp.
Condensed Interim Consolidated Statements of Operations and Comprehensive Loss
For the three months ended March 31, 2024 and 2023
(Unaudited - In thousands of U.S. Dollars, except for shares and per share amounts)

		Three months ended March 31,
	Note	2024	2023

Operating expenses
Exploration expenditures	4	$2,660	$1,250
Rio Tinto Deposit	6	(3,218)	(1,322)
General office		101	41
Interest		94	83
Insurance		18	11
Investor relations and corporate development		12	6
Professional fees		482	242
Rent		4	4
Salaries and benefits	13	389	341
Share-based payments	12,13	660	95
Transfer agent and regulatory		38	45
Travel		23	9
Operating loss		(1,263)	(805)

Non-operating Income/(expenses)
Fair value gain (loss) on derivative liabilities	8	680	(940)
Foreign exchange gain		(1)	-
Accretion expense	9	(111)	(74)
Gain on transfer of investment shares	5	-	22
Loss on revaluation of SAFE notes	10	-	(305)
Share of loss in associate	5	(94)	(26)
Interest and other income		86	12
Loss on conversion	9	(1,690)	-
Loss on repayment of convertible debentures	9	(5)	-
Loss on extinguishment of convertible debentures	9	(55)	-
		(1,190)	(1,311)
Net loss and comprehensive loss for the period		$(2,453)	$(2,116)

Net loss and comprehensive loss attributed to:
Stockholders of the Company		$(2,257)	$(1,953)
Non-controlling interest	7	$(196)	$(163)

loss per share, basic and diluted		$(0.01)	$(0.01)

Weighted average number of shares outstanding - basic & diluted		329,761,311	309,567,975

The accompanying notes form an integral part of these condensed interim consolidated financial statements.

Lion Copper and Gold Corp. Condensed Interim Consolidated Statements of Changes in Equity For the three months ended March 31, 2024 and 2023 (Unaudited - In thousands of U.S. Dollars, except for shares)
	Notes	Common shares	Share capital	Additional paid-in capital	Deficit	Non-controlling interest	Total stockholders' equity
Balance at December 31, 2022		309,567,975	$105,384	$23,043	$(121,834)	$388	$6,981
Share-based payments	12	-	-	95	-	-	95
Issuance of common shares of BCRC	7	-	-	-	-	3,536	3,536
Net loss for the period		-	-	-	(1,953)	(163)	(2,116)
Balance at March 31, 2023		309,567,975	$105,384	$23,138	$(123,787)	$3,761	$8,496

Balance at December 31, 2023		309,667,975	$105,396	$24,168	$(126,663)	$3,117	$6,018
Private placement		23,809,522	654	-	-	-	654
Private placement - share issuance cost		-	(27)	-	-	-	(27)
Conversion of convertible debentures - original		3,500,000	234	-	-	-	234
Conversion of convertible debentures - induced		45,815,213	2,723	-	-	-	2,723
Share-based payments	12	-	-	660	-	-	660
Issuance of common shares of FCC	7	-	-	-	-	450	450
Net loss for the period		-	-	-	(2,257)	(196)	(2,453)
Balance at March 31, 2024		382,792,710	$108,980	$24,828	$(128,920)	$3,371	$8,259

The accompanying notes form an integral part of these condensed interim consolidated financial statements.

Lion Copper and Gold Corp. Condensed Interim Consolidated Statements of Cash Flow For the three months ended March 31, 2024 and 2023 (Unaudited - In thousands of U.S. Dollars)
	For the three months ended March 31,
	2024	2023

Cash flows provided by operating activities
Loss for the period	$(2,453)	$(2,116)
Non-cash transactions:
Interest expense	94	83
Accretion expense	111	74
Fair value gain on derivative liabilities	(680)	940
Gain on transfer of investment shares	-	(22)
Share of loss of investment in associate	94	26
Wages settled through transfer of investment shares	-	33
Share-based payments	660	95
Loss on revaluation of SAFE notes	-	305
Loss on conversion of convertible debentures	1,690	-
Loss on repayment of convertible debentures	5	-
Loss on extinguishment of convertible debentures	55	-

Changes in operating assets and liabilities:
Other receivables	(4)	(4)
Trade payables and other liabilities	501	146
Prepaid and deposit	(82)	(44)
Rio Tinto deposit	8,161	6,310
Net cash provided by operating activities	8,152	5,826

Cash flows used in investing activities
Capitalized expenditures on mineral properties	(155)	-
Net cash used in investing activities	(155)	-

Cash flows provided by financing activities
Proceeds from convertible debentures	-	1,306
Proceeds from SAFE notes	-	100
Proceeds from private placement	1,450	2,000
Share issuance costs	(27)	-
Repayment of convertible debentures	(831)	-
Net cash provided by financing activities	592	3,406
Increase in cash	8,589	9,232
Cash, beginning of period	2,310	1,365
Cash and cash equivalents, end of period	$10,899	$10,597

Supplemental cash flow information
Shares issued for conversion of SAFE notes	-	1,536
Shares issued for convertible debentures	2,957	-

The accompanying notes form an integral part of these condensed interim consolidated financial statements.

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements
For the three months ended March 31, 2024 and 2023
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

These condensed interim consolidated financial statements are prepared on a going concern basis, which contemplates that the Company will be able to meet its commitments, continue operations and realize its assets and discharge its liabilities in the normal course of business for at least twelve months from the date of approval of these condensed interim consolidated financial statements from the Board of Directors. The Company has incurred ongoing losses and expects to incur further losses in the advancement of its business activities. For the three months ended March 31, 2024, the Company incurred a net loss of $2,453 (2023 - $2,116). As at March 31, 2024, the Company had cash and cash equivalents of $10,899 (December 31, 2023 - $2,310), working capital deficit of $712 (December 31, 2023 - $2,854) and an accumulated deficit of $128,920 (December 31, 2023 - $126,663).

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

For the three months ended March 31, 2024 and 2023

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

2. BASIS OF PRESENTATION

Statement of compliance

The condensed interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") and are expressed in U.S. dollars. These condensed interim consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions were eliminated upon consolidation.

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

The accompanying condensed interim consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2023. The interim period results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year.

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements

For the three months ended March 31, 2024 and 2023

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

2. BASIS OF PRESENTATION (continued)

Statement of compliance (continued)

These condensed interim consolidated financial statements include the financial statements of Lion Copper and Gold Corp., and its subsidiaries:

	Percentage ownership
Subsidiaries	March 31 ,2024	December 31, 2023	Country of incorporation

Quaterra Alaska Inc. ("Quaterra Alaska")	100.0%	100.0%	USA

Singatse Peak Services, LLC ("SPS")	100.0%	100.0%	USA

Falcon Copper Corp ("FCC") (Formerly Blue Copper Resources Corp ("BCRC"))	46.17%	47.7%	USA

Blue Copper LLC	46.17% indirect through FCC	47.7% indirect through FCC	USA

Blue Copper Royalties LLC ("BCR LLC")	48.8%	48.8%	USA

Falcon Services, LLC ("FSL")	46.17% indirect through FCC	47.7% indirect through FCC	USA

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

For the three months ended March 31, 2024 and 2023

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

3. SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies applied in the preparation of these condensed interim consolidated financial statements are consistent with the accounting policies disclosed in Note 3 of the Company's audited consolidated financial statements for the year ended December 31, 2023.

In preparing these condensed interim consolidated financial statements, management has made judgements, estimates and assumptions that affect the applicability of the Company's accounting policies. In preparing these condensed interim consolidated financial statements, the significant estimates and critical judgments were the same as those applied to the audited consolidated financial statements as at and for the year ended December 31, 2023, other than noted below;

During the three months ended March 31, 2024, the Company's ownership in BCRC dropped from 48.8% to 46.17% and management assessed control exists and continues to consolidate BCRC as at March 31, 2024. In the absence of majority holdings, the Company will continue to consolidate BCRC as the Company has representation on the board of directors, and management of BCRC and the Company is shared.

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements

For the three months ended March 31, 2024 and 2023

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

4. MINERAL PROPERTIES

        Total mineral property acquisition costs are listed in the table below:

	Singatse Peak Services ("SPS")					Lion CG ("LCG")	Falcon Copper Corp (formerly Blue Copper Resources Corp) ("FCC")
								Schell Creek Project
(In thousands of U.S dollars)	MacArthur	Yerington	Bear	Wassuk	Copper Canyon	Chaco Bear & Ashton	Blue Copper	Cabin	Muncy	Pioneer	Groundhog	Total
	$	$	$	$	$	$	$	$	$	$	$	$
Balance December 31, 2022	2,489	1,195	1,575	1,405	-	602	618	-	-	-	-	7,884
Acquisition costs	-	-	231	-	10	-	260	-	95	-	-	596
Impairment	-	-	-	-	-	(602)	-	-	-	-	-	(602)
Paid by Rio Tinto	-	-	(231)	-	-	-	-	-	-	-	-	(231)
Total additions (disposals) for the year	-	-	-	-	10	(602)	260	-	95	-	-	(237)
Balance December 31, 2023	2,489	1,195	1,575	1,405	10	-	878	-	95	-	-	7,647

Acquisition costs	-	-	1	-	-	-	150	-	5	-	-	156
Impairment	-	-	-	-	-	-	-	-	-	-	-	-
Paid by Rio Tinto	-	-	(1)	-	-	-	-	-	-	-	-	(1)
Total additions for the period	-	-	-	-	-	-	150	-	5	-	-	155
Balance March 31, 2024	2,489	1,195	1,575	1,405	10	-	1,028	-	100	-	-	7,802

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

For the three months ended March 31, 2024 and 2023

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

4. MINERAL PROPERTIES (continued)

During the three months ended March 31, 2024, and year ended December 31, 2023, the Company:

  On April 18, 2023, FCC entered into a lease for a Montana property and paid an initial cash payment of $200 which is capitalized in Blue Copper Project. Under the lease agreement, the following payments are required:
    $150 to be paid on the first anniversary of the agreement (Paid);
    $225 to be paid annually on each of the second through nineteenth anniversaries of the agreement;
    $450 to be paid on the twentieth anniversary of the agreement.
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

For the three months ended March 31, 2024 and 2023

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

4. MINERAL PROPERTIES (continued)

Total exploration expenditures recorded on the condensed interim consolidated statements of operations and comprehensive Loss are listed in the tables below:

Exploration expenditures incurred for the three months ended March 31, 2024

	Singatse Peak Services						Falcon Copper Corp
								Schell Creek Project
(In thousands of U.S. dollars)	MacArthur	Yerington	Bear	Wassuk	Prospects	Copper Canyon	Blue Copper	Cabin	Muncy	Pioneer	Groundhog	Recon	Total
	$	$	$	$	$	$	$	$	$	$	$	$	$
Property maintenance	-	157	-	-	-	-	37	-	-	-	-	-	194
Assay & Labs	40	53	1	-	-	-	-	-	-	-	-	-	94
Drilling	350	524	903	-	-	-	-	-	-	-	-	-	1,777
Environmental	21	201	-	-	-	-	-	-	-	-	-	-	222
Geological & mapping	-	-	-	-	-	-	-	-	-	-	-	-	-
Geophysical surveys	-	40	1	-	-	-	-	-	2	-	-	-	43
Technical study	-	285	-	-	-	-	-	-	-	-	-	-	285
Field support	-	-	11	-	-	-	19	-	-	1	13	1	45
Total expenses incurred	411	1,260	916	-	-	-	56	-	2	1	13	1	2,660
Total Expenditures funded by Rio Tinto	(411)	(1,260)	(916)	-	-	-	-	-	-	-	-	-	(2,587)
Total Expenditures funded by Lion CG	-	-	-	-	-	-	56	-	2	1	13	1	73

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements

For the three months ended March 31, 2024 and 2023

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

4. MINERAL PROPERTIES (continued)

Exploration expenditures incurred for the three months ended March 31, 2023

	Singatse Peak Services				Lion CG	Blue Copper Resources Corp
							Schell Creek Project
(In thousands of U.S dollars)	MacArthur	Yerington	Bear	Wassuk	Chaco Bear & Ashton	Blue Copper	Cabin	Muncy	Arizona	Groundhog	Recon	Total
	$	$	$	$	$	$	$	$	$	$	$	$
Property maintenance	8	5	-	-	-	44	-	-	-	-	-	57
Assay & Labs	-	7	-	-	-	-	-	-	-	-	-	7
Drilling	196	-	379	-	-	-	-	-	-	-	-	575
Environmental	5	33	-	-	-	-	-	-	-	-	-	38
Geophysical surveys	-	-	-	-	-	24	4	-	-	-	52	80
Technical study	-	378	-	-	-	-	-	-	-	-	-	378
Field support	-	-	6	-	-	66	36	-	7	-	-	115
Total expenses incurred	209	423	385	-	-	134	40	-	7	-	52	1,250
Total Expenditures funded by Rio Tinto	(209)	(423)	(385)	-	-	-	-	-	-	-	-	(1,017)
Total Expenditures funded by Lion CG	-	-	-	-	-	134	40	-	7	-	52	233

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements

For the three months ended March 31, 2024 and 2023

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

On September 28, 2023 SPS simultaneously timely filed an Amended Petition for Review and a Complaint for Equitable Relief with the Third Judicial District Court in Lyon County, Nevada seeking judicial relief from the August 30 Forfeiture Notice. On October 10, 2023, the Judge signed an order granting a Stipulated Stay of the August 30, 2023 Forfeiture Notice while the appeal process is ongoing. A hearing regarding both legal paths described above is tentatively scheduled for January 2025.

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

For the three months ended March 31, 2024 and 2023

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

4. MINERAL PROPERTIES (continued)

b) Bear Deposit, Nevada

The Bear deposit consists of approximately 2,300 acres of private land located to the northeast of the Yerington Mine Property, plus several hundred acres beneath the Yerington Mine property.

The Company has five option agreements, entered from March 2013 to May 2015, to acquire a 100% interest in private lands covering the Bear deposit. Under the terms of these option agreements, as amended, the Company is required to make $5,988 in cash payments over 15 years ($5,454 paid) to maintain the exclusive right to purchase the land, mineral rights, and certain water rights and to conduct mineral exploration on these properties. Two of the properties are subject to a 2% NSR upon commencing commercial production, which can be reduced to a 1% NSR in consideration of $1,250 total.

Outstanding payments to keep the option agreements current are as follows, by year:

  $131 due in 2024 ($1 paid)
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
    On or before June 15, 2025: $12,000
    June 16, 2025 - June 15, 2026: $13,000
    June 16, 2026 - June 15, 2027: $14,000
    June 16, 2027 - June 15, 2028: $15,000
    June 16, 2028 - June 15, 2029: $16,000
  $22,770 for Desert Pearl Farms, purchase option expiring in 2029.

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

For the three months ended March 31, 2024 and 2023

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

On June 1, 2023, Lion CG and Houston terminated the option agreement surrounding the Chaco Bear and Ashton properties. As at March 31, 2024, and December 31, 2023, Lion CG impaired the full balance of property and recognized $602 in impairment expense.

f) Prospects

During the three months ended March 31, 2024, the Company, through Singatse Peak Services, incurred $nil (during the year ended December 31, 2023 - $366) in evaluation expenditures, which was covered by Rio Tinto, on other prospects in order to determine whether they warranted further pursuit.

g) Option to Earn-in Agreement with Rio Tinto

On March 18, 2022, the Company entered into an Option to Earn-in Agreement with Rio Tinto (now “Nuton LLC”) to advance studies and exploration at Lion CG’s copper assets in Mason Valley, Nevada (the “Rio Tinto Agreement”). Under the agreement, Rio Tinto has the exclusive option to earn a 65% interest in the assets comprising Yerington, MacArthur, Wassuk, Bear, and associated water rights (the "Mining Assets").

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

For the three months ended March 31, 2024 and 2023

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

•

The term of Stage 2 of the Option Agreement has an end date of January 12, 2024. The Parties extend that end date by 9 months, to September 12, 2024 to continue study work, including testing and evaluation of the Nuton Technologies.

•

Subject to internal approvals, Nuton LLC ("Nuton"), on behalf of Rio Tinto, will advance $10,000 of the Stage 3 Earn-In Not to Exceed Amount to Lion CG for the Stage 2b Program of Work within 30 days of completion of Stage 2a (Stage 2a is defined as the Stage 2 Program of Work activities performed up until January 12, 2024).

•

Should the Parties agree that Stage 2c is necessary, the Parties will memorialize the scope of work in a letter agreement. Subject to internal approvals, Nuton will advance another $5,000 of the Stage 3 Earn-In Not to Exceed Amount to Lion CG within 30 days of the execution of the Stage 2c Program of Work Agreement.

•

The Parties agree that Lion CG may allocate $50 per month for its corporate G&A expenses from the funds paid under the payments above (if any) and such allocation will be detailed in the relevant Program of Work Agreement(s).

Stage-3 - Feasibility Study

Within sixty (60) days of the completion of Stage 2, Rio Tinto shall provide notice to Lion CG whether Rio Tinto will exercise its Option and fund a Feasibility Study based on the results of the Stage 1 and Stage 2 Programs of Work. Rio Tinto will fully-fund the Feasibility Study and ancillary work completed by Lion CG in amount, in aggregate of Stages 1 through 3, not to exceed $50,000.

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

For the three months ended March 31, 2024 and 2023

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

On May 15, 2022, Rio Tinto approved the Stage 1 Program of Work and provided $4,000 to the Company for the development of the Mason Valley projects, which has been completed as of December 31, 2022. The remaining funds of the $4,000 will be spent per agreement with Rio Tinto in 2023 for Stage 2 (Note 6).

On March 20, 2023, the Company and Rio Tinto formally agreed to proceed with the Stage 2 Program of Work and an advance on the Stage 3 Program of Work (Note 6).

On January 4, 2024, $11,500 was received from Rio Tinto relating to the Stage 2b and the Stage 3 Programs of Work. The Company completed the Stage 2a Program of Work on January 12, 2024.

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

For the three months ended March 31, 2024 and 2023

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

4. MINERAL PROPERTIES (continued)

FALCON COPPER CORP

i) Blue Copper Project, Montana

During the year ended December 31, 2021, Blue Copper LLC acquired and staked a district scale exploration opportunity (the "Blue Copper Project") in Powell County and Lewis & Clark County in Montana, USA. The area is prospective for high grade porphyry copper-gold mineralization.

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
  pay an additional payment commitment of $5 by February 18, 2024 (Paid);
  pay an additional payment commitment of $51 by July 1, 2024;
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

For the three months ended March 31, 2024 and 2023

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

4. MINERAL PROPERTIES (continued)

k) Muncy Property, Nevada (continued)

If FCC decides to terminate the option at any time, they will grant Kennecott a 2.0% net smelter royalty in the Cabin Property. After this is done, the agreement, except for specified sections, will terminate.

If Kennecott elects not to form a joint venture, Kennecott must transfer all their rights in the Muncy Property to the FCC. In return, FCC will grant the optionor a 2.0% net smelter royalty (NSR) in the Properties. Before FCC decides to develop a commercial mining operation on any portion of the Properties, FCC has the right to reduce the net smelter royalty (NSR) from 2.0% to 1.0% by paying the optionor $10,000 in cash.

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

On December 13, 2022, the Groundhog property was transferred from Quaterra Alaska to FCC (Note 7).

n) Recon, Nevada, Arizona, and other prospects

During the three months ended March 31, 2024, FCC incurred $17 in evaluation expenditures on reconnaissance on its Nevada, and Arizona properties in order to determine whether they warranted further pursuit.

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements

For the three months ended March 31, 2024 and 2023

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

5. INVESTMENT IN ASSOCIATE

On April 5, 2022, the Company received 16,049,444 shares in Falcon Butte, in connection with a property acquisition agreement to assign the Company's options to acquire the Butte Valley property (Note 4). At the time of acquisition, the 16,049,444 shares represented 25.54% of shares outstanding, and as at March 31, 2024, and December 31, 2023, the Company's share ownership was reduced to 20.48%. The Company and Falcon Butte have one common director and managerial personnel, as such, management has assessed that the Company has significant influence over Falcon Butte and that the investment should be accounted for using the equity method of accounting.

The initial balance of the investment was determined to be $1,906 ($2,374 CAD), which represents the fair value of the shares received. The value of the shares was determined based on Falcon Butte's unit financing that closed concurrently with the property acquisition using Goal Seek analysis to determine the value of the shares. This analysis required various estimates such as volatility, which was estimated to be 100%, and discount rate estimated to be 0.02%.

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

Summarized financial information of Falcon Butte and a reconciliation of the carrying amount of the investment in the condensed interim consolidated financial statements are set out below:

Summarized balance sheet:

(Expressed in thousands of U.S. Dollars)

	March 31, 2024	December 31, 2023
Assets
Cash	$1,346	$1,375
Receivables	10	10
Prepaids & deposits	52	54
Exploration and evaluation assets	2,841	2,904
Total Assets	$4,249	$4,343

Liabilities
Accounts payable & accrued liabilities	$68	$70
Freeport deposit	389	397
Derivative liabilities	479	490
Total Liabilities	$936	$957

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements

For the three months ended March 31, 2024 and 2023

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

5. INVESTMENT IN ASSOCIATE (continued)

Summarized statement of loss

(Expressed in thousands of U.S. Dollars)

	Three months ended March 31, 2024	Three months ended March 31, 2023
Operating expenses
General and administrative expenses	$1,052	$235
Total operating expenses	1,052	235

Gain on settlement of debt	-	-
Fair value (gain) loss on derivative liability	(251)	(39)
Other income	(250)	(66)
Foreign exchange loss (gain)	(93)	7
Net loss (income)	$458	$137

A continuity of the Company's investment in associate is as follows:

Balance December 31, 2022	$1,504
Transfer of shares to the CEO	(10)
Company's share of net loss	(288)
Balance December 31, 2023	$1,206
Company's share of net loss	(94)
Balance March 31, 2024	$1,112

6. RIO TINTO DEPOSIT

On May 15, 2022, the Company received $4,000 in connection to Stage 1 of the option to Earn-in Agreement with Rio Tinto America Inc (Note 4 (g)). The Company and Rio Tinto America mutually agreed on the Stage 1 Program of Work and the balance of the deposit will be applied against the Company’s Yerington, MacArthur, Wassuk property, and Bear mineral properties as work progresses. On December 22, 2022, the  Stage 1 Program of Work was deemed to be completed. Subsequently, on March 20, 2023, the Company and Rio Tinto formally agreed to proceed with the Stage 2 Program of Work.

On January 13, 2023, the Company received $7,500 from Rio Tinto America comprising of $5,000 for Stage 2 Program of Work and $2,500 as an immediate advance on part of the Stage 3 financing to be applied against the Company’s MacArthur, Yerington, Bear, and Wassuk properties (Notes 4(g)).

On January 4, 2024, the Company received $11,500 from Nuton LLC comprising of $10,000 for Stage 2b Program of Work and $1,500 as an immediate advance on part of the Stage 3 financing to be applied to exploration on the Bear Deposit (Notes 4(g).

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements

For the three months ended March 31, 2024 and 2023

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

6. RIO TINTO DEPOSIT (continued)

A continuity of the Company's Rio Tinto deposit is as follows:

Balance December 31, 2022	$613

Proceeds received	7,500
Funds applied to reclamation deposit	(9)
Funds applied to capitalized acquisition costs (Note 4)	(231)
Funds applied to exploration expenditures	(4,739)
Funds applied to general operating expenditures	(1,777)
Balance December 31, 2023	$1,357

Proceeds received	11,500
Amount applied to prepaids	(120)
Funds applied to capitalized acquisition costs (Note 4)	(1)
Funds applied to exploration expenditures (Note 4)	(2,587)
Funds applied to general operating expenditures	(631)
Balance March 31, 2024	$9,518

7. NON-CONTROLLING INTEREST

On December 13, 2022, Quaterra Alaska assigned and transferred all right, title and interest in the Groundhog property, Butte Valley Royalty, 100% of the outstanding membership interest held in Blue Copper LLC, and the interest in the Nieves project to FCC.

As consideration, on the date of transfer of assets to FCC, Quaterra Alaska was issued 57,513,764 common shares of FCC which represented 79.3% of all issued and outstanding shares at December 13, 2022. This transaction was considered a transaction between entities under common control, and thus was recorded at carrying value.

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

On September 6, 2023, FCC, carried out a re-organization of its assets and capital structure (the transaction described herein is referred to as the "Reorganization"). On August 25, 2023, a new entity, BCR LLC was organized in Wyoming. BCR LLC subsequently adopted an Operating Agreement that provided for issuance of LLC Interests to its Members in the same amounts as shares issued to Shareholders of FCC. On September 6, 2023, two of the mining assets, referred to as the Butte Valley Royalty and the Nieves Royalty, that had been held by FCC were assigned to BCR LLC in exchange for 100% of the issued and outstanding LLC Interests of BCR LLC. The Nieves Royalty may only be transferred with the written consent of a third party which was received October 23, 2023 resulting in the Nieves property transferring immediately. The same LLC interests were immediately distributed pro rata to the shareholders of FCC. Furthermore, FCC had previously issued Warrants to purchase 7,936,508 (total of 23,809,524 common share purchase warrants) shares of Common Stock of FCC at a Warrant Price of $0.1500 per Share. As part of the Reorganization, these Warrants were exchanged by the Warrant Holders for two new Warrants; one issued by FCC to purchase 7,936,508 Shares of FCC at a Warrant Price of $0.1332 per Share, and the other issued by BCR LLC to purchase 7,936,508 LLC Units of BCR LLC at a Warrant Price of $0.0168 per LLC Unit. The exchange transaction was accounted for under ASC 815 whereby the effect of the exchange was measured as the excess of

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements

For the three months ended March 31, 2024 and 2023

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

7. NON-CONTROLLING INTEREST (continued)

the fair value of the exchanged warrant over the fair value of the warrant immediately before it is exchanged. Using this method, the effect of the exchange was calculated to be $Nil. As a result of the Reorganization and the issuance and distribution of these LLC Interests, each shareholder of FCC holds the same percentage interest in FCC as the shareholders holds in BCR LLC. Additionally, the Warrant Holders now holds two Warrants, one issued by each of FCC and BCR LLC, with the aggregate value of the two warrants equal to the aggregate value of the Warrant that they held prior to the exchange. The net effect is that the capital structure of BCR LLC matches the capital structure of FCC, including the issuance of new Warrants, and the Butte Valley Royalty and Nieves Royalty are now held by BCR LLC rather than FCC.

On October 17, 2023, FCC issued 2,750,000 common shares at a price of $0.10 per common share for total proceeds of $275.

During the three months ended March 31, 2024, FCC completed the following private placements at $0.116 per common share for total gross proceeds of $450:

  On February 5, 2024, FCC issued 2,586,207 common shares
  On February 27, 2024, FCC issued 862,069 common shares
  On March 29, 2024, FCC issued 431,034 common shares

At March 31, 2024, the Company held 46.17% of shares in FCC. In the absence of majority holdings, the Company will continue to consolidate FCC as the Company has majority representation on the board of directors, and management of FCC and the Company is shared.

At March 31, 2024, the Company held 48.8% of shares in BCR LLC. In the absence of majority holdings, the Company will continue to consolidate BCR LLC as the management of BCR LLC and the Company is shared, and the Company's management can control business decisions on the basis of BCR LLC.

The following table summarizes the balance recognized as NCI during the three months ended March 31, 2024, and year ended December 31, 2023:

Balance December 31, 2022	$388
Issuance of common shares for conversion of SAFE notes	1,536
Issuance of common shares equity financing	2,000
Issuance of common shares	275
Net loss and comprehensive loss attributable to NCI	(1,082)
Balance December 31, 2023	$3,117
Issuance of common shares	450
Net loss and comprehensive loss attributable to NCI	(196)
Balance March 31, 2024	$3,371

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements

For the three months ended March 31, 2024 and 2023

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

8. DERIVATIVE LIABILITIES

Warrants & Conversion Feature Derivative Liability

During the period ended March 31, 2024, and year ended December 31, 2023, the Company issued certain share purchase warrants and issued convertible debt with a conversion feature that are both exercisable in a currency different from the Company's functional currency (Note 9). The warrants and the conversion feature were classified as derivative liabilities, carried at fair value and revalued at each reporting date.

A continuity schedule of the Company's derivative liabilities is as follows:

Balance December 31, 2022	4
Issuance of Warrants (Note 9)	280
Issuance of convertible debentures with conversion feature (Note 9)	248
Fair value change on derivative liabilities	(356)
Balance December 31, 2023	$176
Issuance of warrants for private placement (Note 12)	346
Issuance of warrants upon conversion of existing debentures (Note 9)	60
Issuance of contingent warrants upon conversion of existing debentures (Note 9)	649
Issuance of warrants and conversion feature for extinguishment of existing debentures (Note 9)	55
Modification of warrants upon restructuring of debentures (Note 9)	109
Modification of conversion feature upon restructuring of debentures (Note 9)	129
Fair value change on derivative liabilities	(826)
Balance March 31, 2024	$698

9. CONVERTIBLE DEBENTURES

On June 17, 2022, the Company closed the first tranche of its non-brokered private placement of unsecured convertible debentures for gross proceeds of $1,075 (Note 12) ("Existing Debentures"). The debentures bear interest at a rate of 14% per annum and mature on February 17, 2024, and are convertible into shares of the Company at $0.067 ($0.085 CAD) per share until June 17, 2023, and thereafter at $0.078 ($0.10 CAD) per share. The holder also has the option to elect at any time prior to the election date to be repaid by way of shares the Company owns of Falcon Butte (Note 5) at the rate of $0.25 per Falcon Butte share.

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

For the three months ended March 31, 2024 and 2023

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

9. CONVERTIBLE DEBENTURES (continued)

On July 8, 2022, the Company closed the second tranche of its non-brokered private placement of unsecured convertible debentures for gross proceeds of $925 (Note 12) ("Existing Debentures"). The debentures bear interest at a rate of 14% per annum and mature on March 8, 2024, and are convertible into shares of the Company at $0.067 ($0.085 CAD) per share until July 8, 2023, and thereafter at $0.078 ($0.10 CAD) per share. The holder also has the option to elect at any time prior to the election date to be repaid by way of shares the Company owns of Falcon Butte (Note 5) at the rate of $0.25 per Falcon Butte share.

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

On March 2, 2023, the Company closed the third tranche of its non-brokered private placement of unsecured convertible debenture for gross proceeds of $1,306 (Note 12) ("Existing Debentures"). The debenture bear interest at a rate of 14% per annum and mature on November 2, 2024, and are convertible into shares of the Company at $0.070 ($0.095 CAD) per share. The holder also has the option any time prior to the election date to be repaid by way of shares the Company owns of Falcon Butte (Note 5) at the rate of $0.28 ($0.37 CAD) per Falcon Butte Share.

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

On February 16, 2024, the Company issued 3,500,000 common shares to settle $259 of Existing Debentures of tranche 3 with a carrying value of $211.

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements

For the three months ended March 31, 2024 and 2023

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

9. CONVERTIBLE DEBENTURES (continued)

Convertible Debt Restructuring

On February 16, 2024, the Company provided notice to existing holders of convertible debentures about a replacement offer with the following terms:

  Existing Debentures will be replaced with new debentures. New debentures will have, a maturity date of 12 months; bear interest at a rate of 20% per annum, non-compounding, and accrued interest may be converted into common shares of the Company at a conversion price equal to $0.06 (C$0.08) per share, or at the holder's option into common shares the Company owns of Falcon Butte at $0.25 (C$0.32) per share; and one Warrant will be issued for every $0.06 of principal New Debentures issued ("New Debentures"). Each Warrant is exercisable into one common share of the Company at an exercise price of $0.06 (C$0.08) for a period of 12 months from the date of issuance.
  Existing Debentures that elect not to participate in the replacement offer for New Debentures may instead convert the principal and interest of their Existing Debentures into units of the Company at $0.045 (C$0.06) per Unit. Each Unit will be comprised of one common share and one share purchase warrant. Each warrant is exercisable into one additional common share at a price of $0.06 (C$0.08) per share for a period of 5 years from the date of issuance.
  Existing Debentures that do not elect for either of the above offers, will have their dentures repaid in cash.

On February 16, 2024, the Company issued new convertible debentures totaling $941 to replace the Existing Debentures with a carrying value of $908. New Debentures holders also received 15,696,883 share purchase warrants, exercisable at $0.06 (C$0.08) per share which expire on February 16, 2025. These warrants were determined to be liability classified as the warrants have an exercise price in a currency other than its functional currency (Note 8, 12).

Based on the terms of the New Debentures, the convertible debentures were determined to be a financial instrument comprising a host debt component, a conversion feature classified as a derivative liability, and freestanding warrants classified as a derivative liability. In this case, as the conversion option on the instrument is bifurcated both before and after the modification or exchange, the Company used the 10% cash flow test. As a result, the change in cash flows were considered not substantial for the convertible debentures issued on June 17, 2022, and July 8, 2022, and extinguishment accounting was not applied. A new effective interest rate was determined and there was no gain or loss recorded on the condensed interim consolidated statements of operations and comprehensive loss. However, the convertible debentures issued on March 2, 2023, surpassed the 10% cash flow test and as a result, the debentures were considered extinguished. A new effective interest was determined and there was a loss on extinguishment recorded on the condensed interim consolidated statements of operations and comprehensive loss.

Under ASC 815, for the convertible debentures that did not meet the 10% cash flow test, the amended conversion feature and the replacement warrants were valued using the Black Scholes model and the difference between the fair value of the original conversion feature and amended conversion feature were reflected on the condensed interim consolidated statements of operations and comprehensive loss as a gain/loss on the revaluation of the derivative liabilities. The fair value of the warrants associated with the prior debentures was recognized as a gain/loss and the fair value of the replacement warrants were deducted from the face value of the replacement debentures. For the convertible debentures that surpassed the 10% cash flow test, the fair value of the debentures at maturity were present valued using the new effective interest rate of 44.01% and the conversion feature and replacement warrants were valued using the Black Scholes model. The difference between the present value of the new debentures, conversion feature, replacement warrants and the carrying value of the prior debentures, fair value of the original conversion feature and warrants were recorded on the condensed interim consolidated statements of operations and comprehensive loss as a loss on extinguishment of $55.

On March 8, 2024, the Company issued 4,107,998 units and 41,707,215 common shares to settle $1,924 of Existing Debenture debt with a carrying value of $1,764. The fair value of the shares issued is $2,723 and the fair value of the warrants issued is $59. These warrants were determined to be liability classified as the warrants have an exercise price in a currency other than its functional currency (Note 8, 12).

Certain directors and individuals did not receive warrants with their convertible debenture settlement and will receive these warrants upon the Company's listing on the CSE ("Contingent Warrants"). The Company expects to list in the near future, therefore management concluded that the issuance of the 41,707,215 Contingent Warrants is probable. As such, the fair value of the warrants as at March 8, 2024, of $648 was recognized as a derivative liability at issuance (Note 16).

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements

For the three months ended March 31, 2024 and 2023

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

9. CONVERTIBLE DEBENTURES (continued)

Under ASC 815, the conversion of debt with a bifurcated conversion option should be accounted for under the debt extinguishment accounting model. Therefore, both the debt and the conversion option that is accounted for as a derivative was derecognized at their carrying amounts and the consideration transferred should be measured at its then-current fair value, with any difference recorded as a gain or loss on the extinguishment of the two separate liabilities. The Existing Debenture settlement resulting in a loss on conversion of $1,690.

Additionally, on March 8, 2024, the Company repaid convertible debentures of a total of $831 in cash with a loss of $5.

The fair value of the warrants and conversion features were determined using the Black-Scholes Option Pricing Model using the assumptions set out as follows:

	Initial recognition in 2023	Fair value at December 31, 2023	Initial recognition in 2024	Fair value at March 31, 2024
Risk-free interest rate	4.27%	3.91%	4.07 - 4.41%	4.20%
Expected volatility	10%	10%	10%	13%
Dividend yield	0%	0%	0%	0%
Expected life	1.67 years	0.13 - 0.84 years	1 - 5.56 years	0.88 - 5.5 years

A continuity schedule of the Company's convertible debt is as follows:

Balance as at December 31, 2022	$1,874
Issued	1,306
Fair value of conversion feature	(280)
Fair value of warrants	(248)
Accretion	460
Interest	432
Balance as at December 31, 2023	$3,544
Issued	211
Extinguished debt - fair value of conversion feature	(30)
Extinguished debt - fair value of warrants	(30)
Modified debt - fair value of warrants	(93)
Accretion	111
Interest	94
Extinguished	(150)
Converted	(1,976)
Repayment	(831)
Loss on repayment	5
Balance as at March 31, 2024	$855

Current	855
Long-term	-

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

For the three months ended March 31, 2024 and 2023

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

A continuity of the FCC's SAFE notes are as follows:

Balance as at December 31, 2022	$1,131
Issued	100
Loss on change in fair value of SAFE notes	305
Conversion upon Equity Financing Event (Note 7)	(1,536)
Balance as at March 31, 2024, and December 31, 2023	$-

11. SHARE CAPITAL

The Company is authorized to issue an unlimited number of common shares without par value.

Share transactions for the three months ended March 31, 2024

a)   On February 16, 2024, the Company issued 3,500,000 common shares to settle Existing Debenture at a price of $0.074 per common share (Note 9)

b)   On March 8, 2024, the Company issued 45,815,213 common shares to settle Existing Debenture at a price of $0.042 per share (Note 9).

c)   On March 8, 2024, the Company closed a private placement consisting of an aggregate of 23,809,522 units at a price of $0.042 (C$0.05625) per unit for aggregate gross proceeds to the Company of $1,000. Each unit consists of one common share and one common share purchase warrant of the Company (Note 8, 12).

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements

For the three months ended March 31, 2024 and 2023

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

11.  SHARE CAPITAL (continued)

Share transactions for the three months ended March 31, 2023

d) No share capital activity in the Company during the 3 months ended March 31, 2023.

Weighted Average Breakdown

(i) Basic & Diluted

Basic earnings per share is calculated by dividing the income attributable to equity owners of the Company by the weighted average number of shares in issue during the period.

For the three months ended
	March 31, 2024	March 31, 2023
Net loss for the period	$ (2,453)	$ (1,953)
Weighted average number of shares - basis & diluted	329,761,311	309,567,975
Basic & Diluted loss per share	$ (0.01)	$ (0.01)

12. ADDITIONAL PAID-IN CAPITAL

a) Stock options

The Company has a stock option plan under which the Company is authorized to grant stock options of up to 10% of the number of common shares issued and outstanding of the Company at any given time.

Stock option activity during the three months ended March 31, 2024, is summarized below:

i. On March 1, 2024, the Company granted 14,295,000 stock options at an exercise price of $0.052(C$0.07) per common share and expire on March 1, 2029, which vest immediately upon grant,

The continuity of the number of stock options issued and outstanding as of March 31, 2024, and December 31, 2023, is as follows:

	As at March 31, 2024		As at December 31, 2023
	Number of options	Weighted average exercise price (CAD)	Number of options	Weighted average exercise price (CAD)
Outstanding, beginning of period	49,239,020	0.10	29,614,283	0.11
Granted	14,295,000	0.07	23,544,737	0.08
Expired	-	-	(1,370,000)	0.06
Cancelled	-	-	(2,450,000)	0.10
Exercised	-	-	(100,000)	0.06
Outstanding, end of period	63,534,020	0.09	49,239,020	0.10

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements

For the three months ended March 31, 2024 and 2023

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

12. ADDITIONAL PAID-IN CAPITAL (continued)

a) Stock options (continued)

As of March 31, 2024, and December 31, 2023, the number of stock options outstanding and exercisable were:

Expiry date	Exercise price (CAD)	Number of options outstanding	Remaining contractual life in years	Number of options exercisable
June 21, 2024	0.07	1,900,000	0.22	1,900,000
August 8, 2024	0.06	500,000	0.36	500,000
June 20, 2025	0.08	2,450,000	1.22	2,450,000
August 18, 2025	0.072	2,394,283	1.38	2,394,283
June 18, 2026	0.25	3,950,000	2.22	3,950,000
September 17, 2026	0.11	4,500,000	2.47	4,500,000
October 21, 2026	0.09	2,700,000	2.56	2,700,000
May 25, 2027	0.085	8,300,000	3.15	8,300,000
March 2, 2028	0.095	350,000	3.92	350,000
July 21, 2028	0.08	22,194,737	4.31	22,194,737
March 1, 2029	0.07	14,295,000	4.92	14,295,000
Outstanding, March 31, 2024	63,534,020			63,534,020

Expiry date	Exercise price (CAD)	Number of options outstanding	Remaining contractual life in years	Number of options exercisable
June 21, 2024	0.07	1,900,000	0.47	1,900,000
August 8, 2024	0.06	500,000	0.61	500,000
June 20, 2025	0.08	2,450,000	1.47	2,450,000
August 18, 2025	0.072	2,394,283	1.63	2,394,283
June 18, 2026	0.25	3,950,000	2.47	3,950,000
September 17, 2026	0.11	4,500,000	2.72	4,500,000
October 21, 2026	0.09	2,700,000	2.81	2,700,000
May 25, 2027	0.085	8,300,000	3.40	8,300,000
March 2, 2028	0.095	350,000	4.17	350,000
July 21, 2028	0.080	22,194,737	4.56	22,194,737
Outstanding, December 31, 2023		49,239,020		49,239,020

During the three months ended March 31, 2024, an amount of $660 (2023 - $95) was expensed as share-based payments related to the vesting of options. The portion of share-based payments recorded is based on the vesting schedule of the options. The following weighted average assumptions were applied using the Black-Scholes Option Pricing model used to estimate the weighted average fair value of stock options granted during the three months ended March 31, 2024

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements

For the three months ended March 31, 2024 and 2023

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

12. ADDITIONAL PAID-IN CAPITAL (continued)

a) Stock options (continued)

	Three months ended March 31, 2024	Three months ended March 31, 2023
Risk-free interest rate	3.59%	3.66%
Expected life (years)	5	5
Annualized volatility	141%	145%
Forfeiture rate	0%	0%
Dividend yield	0%	0%

b) Share purchase warrants

Warrant activity during the three months ended March 31, 2024, is summarized below:

i. On February 16, 2024, the Company issued 15,696,882 share purchase warrants, exercisable at $0.06 (C$0.08) per share which expire on February 16, 2025, in connection with the convertible debenture restructuring. These warrants replace the previously issued 11,493,767 warrants for the Existing Debentures. (Note 9)

ii. On March 8, 2024, a total of 4,107,998 share purchase warrants, exercisable at $0.06 (C$0.08) per share for a period of 5 years from the date of issuance were issued in relation to the conversion of Existing Debentures. Additionally, a total of 20,776,254 share purchase warrants were cancelled or expired in relation to the conversion or repayment of the Existing Debentures. (Note 9)

iii. On March 8, 2024, the Company issued 23,809,522 share purchase warrants, exercisable at $0.056 (C$0.075) per share which expire on March 8, 2029, in connection to the private placement of $1,000 (Note 8).

Warrant activity during the three months ended March 31, 2023, is summarized below:

i. On March 2, 2023, the Company granted 18,461,015 warrants with an exercise price of $0.07 (CAD$0.095) with an expiry date of November 2, 2024, pursuant of the grant of $1,306 in convertible debenture (Note 9).

The continuity of the number of share purchase warrants outstanding as of March 31, 2024, and December 31, 2023, is as follows:

	March 31, 2024		December 31, 2023
	Number of warrants	Weighted average exercise price	Number of warrants	Weighted average exercise price
Outstanding, beginning of period	119,626,027	$0.09	101,165,012	$0.09
Issued	43,614,402	0.06	18,461,015	0.07
Exercised	-	-	-	-
Cancelled	(32,270,021)	0.07	-	-
Outstanding, end of period	130,970,408	0.08	119,626,027	$0.09

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements

For the three months ended March 31, 2024 and 2023

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

12. ADDITIONAL PAID-IN CAPITAL (continued)

b) Share purchase warrants (continued)

The following table summarizes warrants outstanding as of March 31, 2024, and December 31, 2023:

Expiry date	Currency	Exercise price	March 31, 2024	December 31, 2023
September 13, 2024	USD	0.10	26,488,733	26,488,733
September 27, 2024	USD	0.10	13,152,909	13,152,909
October 21, 2024	USD	0.10	31,672,632	31,672,632
February 17, 2024	USD	0.067	-	16,044,774
March 8, 2024	USD	0.067	-	13,805,964
November 2, 2024	USD	0.070	16,041,732	18,461,015
February 16, 2025	USD	0.06	15,696,882	-
March 8, 2029	USD	0.056	23,809,522	-
March 8, 2029	USD	0.056	4,107,998	-
Outstanding at the end of the period			130,970,408	119,626,027

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

There was no activity for Restricted share units ("RSU") during the three months ended March 31, 2024, and 2023.

During the three months ended March 31, 2024, an amount of $Nil (2023 - $69) was expensed as share-based payments related to the grant of RSU's. The RSU's were tied to the Chaco Bear and Ashton property option agreements which was terminated on June 1, 2023 as a result, the RSU's were also cancelled.

The continuity of the number of RSUs issued and outstanding as of March 31, 2024, and December 31, 2023, is as follows:

Number of RSUs
Outstanding at December 31, 2022	5,333,334
Cancelled	(5,333,334)
Outstanding at March 31, 2024, and December 31, 2023	-

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements

For the three months ended March 31, 2024 and 2023

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

13. RELATED PARTY TRANSACTIONS

The Company's related parties include its directors and officers whose remuneration was as follows, subject to change of control provisions for officers:

	Three months ended March 31,
	2024	2023
Salaries	$113	$115
Directors' fees	-	21
Share-based payments	281	69
Interest on convertible debenture	106	39
	$500	$244

Other transactions for the three months ended March 31, 2024

a) On February 16, 2024, CEO, CFO and directors of the company restructured $407 of their existing convertible debentures into the New Debentures (Note 9). The debentures bear interest at a rate of 20% per annum and mature on November 16, 2025, and are convertible into shares of the Company at $0.06 (C$0.08) per share. Additionally, certain directors converted $259 of their existing convertible into 3,500,000 common shares at a price of $0.074 (Note 9, 11).

b) On March 8, 2024, the CFO and directors converted $1,541 of their outstanding convertible debentures into 36,675,478 common shares at a price of US$0.042 (Note 9, 11).

c) On March 8, 2024, the Company recognized 36,675,478 Contingent Warrants for CEO, CFO, directors, and other related parties who converted their existing debentures into units. The value of the contingent warrants upon recognition was $570. The related parties will receive these warrants upon the Company's listing on the CSE (Note 9).

d) On March 8, 2024, CFO and directors subscribed for 12,202,380 common shares for a total proceeds of $513 in relation of a private placement (Note 11). Additionally, the directors received 12,202,380 warrants with a value of $177 (Note 12).

e) As at March 31, 2024, the Company had $10 (December 31, 2023 - $290) in interest accrued relating to outstanding convertible debentures with directors and officers of the Company.

f) As at March 31, 2024, there was $11 (December 31, 2023 - $11) in prepaid expenses to the CEO of the Company relating to wages paid during the year for services subsequent to period end.

Other transactions for the three months ended March 31, 2023

g) During the three months ended March 31, 2023, certain directors of the Company subscribed for $1,135 of unsecured convertible debt in the third tranche (Note 9). The debentures bear interest at a rate of 14% per annum and mature on November 2, 2024, and are convertible into shares of the Company at $0.070 ($0.095 CAD) per share until January 2, 2024, and thereafter at $0.074 ($0.10 CAD) per share.

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements

For the three months ended March 31, 2024 and 2023

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

14. SEGMENTED INFORMATION

The Company operates in one reportable operating segment, being mineral exploration. Geographic segment information relating to the Company's mineral properties as at March 31, 2024, and December 31, 2023, is as follows:

	March 31, 2024			December 31, 2023
	Canada	USA	Total	Canada	USA	Total
Mineral properties	$-	$7,802	$7,802	$-	$7,647	$7,647

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

On March 8, 2024, the Company settled a portion of its Existing Debentures with the issuance of units (Note 9). Certain directors and individuals did not receive warrants with their convertible debenture settlement and will receive these warrants upon the Company's listing on the CSE ("Contingent Warrants"). The Company expects to list in the near future, therefore management concluded that the issuance of the 41,707,215 Contingent Warrants is probable (Note 9).

17.  FINANCIAL INSTRUMENT RISKS

The board of directors has overall responsibility for establishing and oversight of the Company's risk management framework. The Company examines the various financial instrument risks to which it is exposed and assesses the impact and likelihood of those risks. Financial instruments consist of cash, accounts payable, accrued liabilities, lease liabilities, Rio Tinto deposit, SAFE notes, convertible debentures, derivative liabilities.

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

The carrying values of cash, accounts payable, accrued liabilities and Rio Tinto deposit approximate their fair values because of their immediate or short term to maturity and the Company’s convertible debentures and lease liabilities are recorded at amortized cost.

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements

For the three months ended March 31, 2024 and 2023

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

Lion Copper and Gold Corp.

Management's Discussion and Analysis

For the three months ended March 31, 2024

Dated: May 14, 2024

(In U.S. dollars)

General

This Management's Discussion and Analysis ("MD&A") of Lion Copper and Gold Corp. and its wholly owned subsidiaries (collectively, "Lion CG" or the "Company"), dated May 14, 2024, should be read in conjunction with the condensed interim consolidated financial statements for the three months ended March 31, 2024 and audited consolidated financial statements year ended December 31, 2023, and related notes thereto which have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). All dollar amounts in this MD&A are United States dollars unless otherwise noted.

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

Company Profile

Lion Copper and Gold Corp. is a Canadian-based Company advancing its 100% owned flagship copper projects at Yerington, Nevada through an option to earn-in agreement with Nuton LLC, a Rio Tinto Venture.

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

The Company prepares its condensed interim consolidated financial statements on a going concern basis, which contemplates that the Company will be able to meet its commitments, continue operations and realize its assets and discharge its liabilities in the normal course of business for at least twelve months from the date of this report. The Company has incurred ongoing losses and expects to incur further losses in the advancement of its business activities. For the three months ended March 31, 2024, the Company incurred a net loss of $2,453,000 (2023 – $2,116,000). As at March 31, 2024, the Company had cash of $10,899,000 (December 31, 2023 - $2,310,000), working capital deficit of $712,000 (December 31, 2023 – $2,854,000) and an accumulated deficit of $128,920,000 (December 31, 2023 - $126,663,000).

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

If the going concern assumptions were not appropriate for these condensed interim consolidated financial statements, then adjustments would be necessary to the carrying values of assets, liabilities, the reported expenses, and the condensed interim consolidated balance sheet classifications used. Such adjustments could be material.

Mineral Properties

The following table summarizes the balance of exploration and evaluation assets as at March 31, 2024, and December 31, 2023, and the changes in exploration and evaluation assets for the years then ended (in thousands of $).

	Singatse Peak Services ("SPS")					Lion CG ("LCG")	Falcon Copper Corp (formerly Blue Copper Resources Corp) ("FCC")
								Schell Creek Project
(In thousands of U.S dollars)	MacArthur	Yerington	Bear	Wassuk	Copper Canyon	Chaco Bear & Ashton	Blue Copper	Cabin	Muncy	Pioneer	Groundhog	Total
	$	$	$	$	$	$	$	$	$	$	$	$
Balance December 31, 2022	2,489	1,195	1,575	1,405	-	602	618	-	-	-	-	7,884
Acquisition costs	-	-	231	-	10	-	260	-	95	-	-	596
Impairment	-	-	-	-	-	(602)	-	-	-	-	-	(602)
Paid by Rio Tinto	-	-	(231)	-	-	-	-	-	-	-	-	(231)
Total additions (disposals) for the year	-	-	-	-	10	(602)	260	-	95	-	-	(237)
Balance December 31, 2023	2,489	1,195	1,575	1,405	10	-	878	-	95	-	-	7,647

Acquisition costs	-	-	1	-	-	-	150	-	5	-	-	156
Impairment	-	-	-	-	-	-	-	-	-	-	-	-
Paid by Rio Tinto	-	-	(1)	-	-	-	-	-	-	-	-	(1)
Total additions (disposals) for the period	-	-	-	-	-	-	150	-	5	-	-	155
Balance March 31, 2024	2,489	1,195	1,575	1,405	10	-	1,028	-	100	-	-	7,802

On June 1, 2023, Lion CG and Houston Minerals Ltd. terminated the option agreement surrounding the Chaco Bear and Ashton properties. As at December 31, 2023, Lion CG impaired the full balance of property and recognized $602,000 in impairment expense.

Total exploration expenditures recorded on the condensed interim consolidated statement of operations are listed in the tables below (in thousands of $):

Exploration expenditures incurred for the three months ended March 31, 2024

	Singatse Peak Services						Falcon Copper Corp
								Schell Creek Project
(In thousands of U.S. dollars)	MacArthur	Yerington	Bear	Wassuk	Prospects	Copper Canyon	Blue Copper	Cabin	Muncy	Pioneer	Groundhog	Recon	Total
	$	$	$	$	$	$	$	$	$	$	$	$	$
Property maintenance	-	157	-	-	-	-	37	-	-	-	-	-	194
Assay & Labs	40	53	1	-	-	-	-	-	-	-	-	-	94
Drilling	350	524	903	-	-	-	-	-	-	-	-	-	1,777
Environmental	21	201	-	-	-	-	-	-	-	-	-	-	222
Geological & mapping	-	-	-	-	-	-	-	-	-	-	-	-	-
Geophysical surveys	-	40	1	-	-	-	-	-	2	-	-	-	43
Technical study	-	285	-	-	-	-	-	-	-	-	-	-	285
Field support	-	-	11	-	-	-	19	-	-	1	13	1	45
Total expenses incurred	411	1,260	916	-	-	-	56	-	2	1	13	1	2,660
Total Expenditures funded by Rio Tinto	(411)	(1,260)	(916)	-	-	-	-	-	-	-	-	-	(2,587)
Total Expenditures funded by Lion CG	-	-	-	-	-	-	56	-	2	1	13	1	73

Exploration expenditures incurred for the three months ended March 31, 2023

	Singatse Peak Services				Lion CG	Blue Copper Resources Corp
							Schell Creek Project
(In thousands of U.S dollars)	MacArthur	Yerington	Bear	Wassuk	Chaco Bear & Ashton	Blue Copper	Cabin	Muncy	Arizona	Groundhog	Recon	Total
	$	$	$	$	$	$	$	$	$	$	$	$
Property maintenance	8	5	-	-	-	44	-	-	-	-	-	57
Assay & Labs	-	7	-	-	-	-	-	-	-	-	-	7
Drilling	196	-	379	-	-	-	-	-	-	-	-	575
Environmental	5	33	-	-	-	-	-	-	-	-	-	38
Geophysical surveys	-	-	-	-	-	24	4	-	-	-	52	80
Technical study	-	378	-	-	-	-	-	-	-	-	-	378
Field support	-	-	6	-	-	66	36	-	7	-	-	115
Total expenses incurred	209	423	385	-	-	134	40	-	7	-	52	1,250
Total Expenditures funded by Rio Tinto	(209)	(423)	(385)	-	-	-	-	-	-	-	-	(1,017)
Total Expenditures funded by Lion CG	-	-	-	-	-	134	40	-	7	-	52	233

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

In addition, Rio Tinto will evaluate the potential commercial deployment of its Nuton™ technologies at the site. Nuton™ offers copper heap leaching technologies developed by Rio Tinto to deliver greater copper recovery from mined ore and access new sources of copper such as low-grade sulfide resources and reprocessing of stockpiles and mineralized waste. The technologies have the potential to deliver leading environmental performance through more efficient water usage, lower carbon emission, and the ability to reclaim mine sites by reprocessing waste.

On April 27, 2022, the Company TSX Venture Exchange approved the Rio Tinto Agreement.

The status of the Rio Tinto Agreement is set out below.

Stage 1

Rio Tinto paid four million U.S. dollars ($4,000,000) for the agreed-upon Program of Work on the Mining Assets. Stage 1 was deemed completed on December 22, 2022.

Stage 2

Within forty-five (45) days of the completion of Stage 1, Rio Tinto was to provide notice to the Company whether Rio Tinto elected to proceed with Stage 2 (notice was provided), upon which Rio Tinto was to pay up to $5,000,000 for agreed-upon Mason Valley study and evaluation works to be completed by the Company within 12 months from the date that the parties agree upon the scope of Stage 2 work ($7,500,000 paid January 13, 2023, representing $5,000,000 for Stage 2 and $2,500,000 for Stage 3 in which some of the work has started for Stage 3 and a portion of the deposit has been used).

On October 5, 2023, an amendment was signed for the modification of the Stage 2 Program of Work. The significant updates are related to the following:

  The term of Stage 2 of the Option Agreement has an end date of January 12, 2024. The Parties extend that end date by 9 months, to September 12, 2024 to continue study work, including testing and evaluation of the Nuton Technologies.
  Subject to internal approvals, Nuton LLC (“Nuton”), on behalf of Rio Tinto, will advance $10,000,000 of the Stage 3 Earn-In Not to Exceed Amount to Lion CG for the Stage 2b Program of Work within 30 days of completion of Stage 2a (Stage 2a is defined as the Stage 2 Program of Work activities performed up until January 12, 2024).
  Should the Parties agree that Stage 2c is necessary, the Parties will memorialize the scope of work in a letter agreement. Subject to internal approvals, Nuton will advance another $5,000,000 of the Stage 3 Earn-In Not to Exceed Amount to Lion CG within 30 days of the execution of the Stage 2c Program of Work Agreement.
  The Parties agree that Lion CG may allocate $50,000 per month for its corporate G&A expenses from the funds paid under the payments above (if any) and such allocation will be detailed in the relevant Program of Work Agreement(s).

Stage 3 - Feasibility Study

Within sixty (60) days of the completion of Stage 2, Rio Tinto shall provide notice to the Company whether Rio Tinto will exercise its Option and fund a Feasibility Study based on the results of the Stage 1 and Stage 2 Programs of Work. Rio Tinto will fully-fund the Feasibility Study and ancillary work completed by the Company in an amount composed of the aggregate of Stage 1 through 3 not to exceed $50,000,000.

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

On May 15, 2022, Rio Tinto approved the Stage 1 Program of Work and provided $4,000,000 to the Company for the development of the Mason Valley projects, which has been completed as of December 31, 2022. The remaining funds of the $4,000,000 will be spent per agreement with Rio Tinto in 2023 for Stage 2.

On March 20, 2023, the Company and Rio Tinto formally agreed to proceed with the Stage 2 Program of Work and an advance on the Stage 3 Program of Work.

On January 4, 2024, $11,500,000 was received from Rio Tinto relating to the Stage2b and the Stage 3 Programs of Work. The Company completed the Stage 2a program of work on January 12, 2024.

The funds incurred in connection with these Programs of Work were offset against additions to mineral properties and general expenditures as follows:

(In thousands of U.S. dollars)
Balance December 31, 2022	613
Proceeds received	7,500

Funds applied to capitalized mineral property expenditures	(231)

Funds applied to reclamation deposits	(9)

Funds applied to exploration expenditures:
Property maintenance	(323)
Assay & labs	(236)
Drilling	(1,957)
Environmental	(583)
Geophysical surveys	(123)
Technical study	(1,440)
Field support & other	(77)

Funds applied to general operating expenditures	(1,777)
Balance December 31, 2023	1,357

Proceeds received	11,500

Funds applied to capitalized mineral property expenditures	(1)
Funds applied to prepaid expenses	(120)
Funds applied to reclamation deposits	-

Funds applied to exploration expenditures:
Property maintenance	(157)
Assay & labs	(95)
Drilling	(1,778)
Environmental	(222)
Geophysical surveys	(39)
Technical study	(285)
Field support & other	(11)

Funds applied to general operating expenditures	(631)
Balance March 31, 2024	9,518

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

Please refer to the Company’s Preliminary Economic Assessment technical report, details of which were released on January 30, 2024.

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

Oxide copper occurred throughout the extent of the Yerington pit, attracting the early prospectors who sank the Nevada-Empire shaft on copper showings located over the present-day south-central portion of the pit. To extract the copper oxides, Anaconda produced sulfuric acid on site for a period of time, utilizing native sulfur mined and trucked from Anaconda's Leviathan Mine located approximately 70 miles west of Yerington. Following shut down of the acid plant, Anaconda imported acid from various offsite sources.

MacArthur Deposit, Nevada

The MacArthur Deposit is a large copper mineralized system containing near-surface acid soluble copper and the potential for a significant primary sulfide resource that remains underexplored. The MacArthur Deposit is one of several copper deposits and prospects located near the town of Yerington that collectively comprise the Yerington Mining District. The MacArthur Deposit is underlain by Middle Jurassic granodiorite and quartz monzonite intruded by west-northwesterly-trending, moderate to steeply north-dipping quartz porphyry dike swarms.

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

The Company has five option agreements, entered from March 2013 to May 2015, to acquire a 100% interest in private lands covering the Bear Deposit. Under the terms of these option agreements, as amended, the Company is required to make $5,988,290 in cash payments over 15 years ($5,454,290 paid) to maintain the exclusive right to purchase the land, mineral rights, and certain water rights and to conduct mineral exploration on these properties. Two of the properties are subject to a 2% NSR upon commencing commercial production, which can be reduced to a 1% NSR in consideration of $1,250,000 total.

Outstanding payments to keep the option agreements current are as follows, by year:

  $131,000 due in 2024 ($1,000 paid)
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

  5% of the first $2,000,000 of qualifying exploration costs, not exceeding $100,000

The Copper Canyon Property does not constitute a Mining Asset applicable to the Company's Rio Tinto Agreement.

Prospects

During the three months ended March 31, 2024, the Company, through Singatse Peak Services, incurred $Nil (during the year ended December 31, 2023 - $366,000) in evaluation expenditures, which was covered by Rio Tinto, on other prospects located within the Mining Assets, subject to the Rio Tinto Agreement, in order to determine whether they warranted further pursuit.

Chaco Bear and Ashton Properties, British Columbia

On June 1, 2023, Lion CG and Houston terminated the option agreement which resulted in Lion CG defaulting on the Chaco Bear and Ashton properties. As at March 31, 2024, and December 31, 2023, Lion CG impaired the full balance of properties and recognized $602,000 in impairment expense.

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
  pay an additional payment commitment of $5,000 by February 18, 2024 (Paid);
  pay an additional payment commitment of $51,000 by July 1, 2024;
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

On January 12, 2024, the Company completed the stage 2a program of work on January 12, 2024. On January 4, 2024, $11,500,000 was received, comprising of 10,000,000 for Stage 2b work and $1,500,000 as an immediate advance on part of the Stage 3 financing.

Yerington Copper Project

No lost-time accidents were incurred by the Company or its contractors during the three months ending March 31.

Preliminary Economic Assessment

On January 30, 2024, the Company announced the results of a Preliminary Economic Assessment (“PEA”) on its Yerington Copper Project. The PEA envisions an open pit mining strategy followed by a heap leach operation, enhanced by the application of Rio Tinto’s Nuton technologies to process primary sulfide copper materials. Highlights of the PEA results include (full details and disclaimers on the PEA results are provided in the January 30, 2024 news release):

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

The sulfide processing will utilize Nuton technologies, enabling copper recovery reaching 74% and eliminating the necessity for a concentrator, tailings facility and smelter. Application of the Nuton technologies greatly reduces the environmental footprint of the Yerington Copper Project (i.e., lower power and water consumption, lower CO2 emissions, use of brownfield real estate). Resulting copper-rich solutions from both sulfide and oxide heaps will be collected and routed to a central solvent extraction and electrowinning (SX-EW) facility for on-site production of cathode copper. In a subsequent project phase, oxide material from the MacArthur Mine will complement ongoing Yerington operations.

Parameter	Units	Pre-Tax	Post-Tax
Copper Price	$US/lb	3.85
Economic Indicators
Net Present Value (7%)	$US M	482	356
IRR	%	20.3	17.4
Payback Period	Years	4.7	5.0
Copper Revenue less Royalties	$US M	5,297	5,297
Total Operating Cost	$US M	2,987	2,987
Life of Mine Capital Cost	$US M	1,067	1,067
Net Taxes	$US M	-	243
Net Cash Flow	$US M	1,244	1,001
Cash Costs	$US/lb payable	2.20	2.37
AISC	$US/lb payable	2.96
Copper – Payable	Mlb	1,402
Mine Life	Years	12

Copper Price $US/lb	$3.08	$3.47	$3.85	$4.24	$4.62	$5.00
Variance	-20%	-10%	Base	10%	20%	30%
Pre-tax
NPV @7% $M	-$89.8	$201	$482	$771	$1,051	$1,332
IRR	3.7%	13.2%	20.3%	26.5%	31.8%	36.7%
Post-tax
NPV @7% $M	-$129	$122	$356	$589	$812	$1,035
IRR	2.1%	11.0%	17.4%	22.9%	27.6%	32.0%

Mineral Resource Estimate

The Mineral Resources for the Yerington Copper Project are composed of the Yerington Deposit, W-3 Stockpile, Vat Leach Tailings and the MacArthur Deposit.

The Mineral Resources are reported in accordance with CIM Definition (CIM, 2014) Standards and do not represent Mineral Reserves. There is no certainty that all or any part of the Mineral Resources will be converted to Mineral Reserves. The Inferred Resources are considered too speculative geologically to have economic considerations applied to them that would enable them to be categorized as Mineral Reserves. Inferred Resources must be excluded from economic evaluations.

Yerington Deposit - The Mineral Resource estimate utilizes validated historic drill hole data generated by Anaconda Copper Mining Company (“Anaconda”) and recent drilling results by the Company in 2011, 2017 and 2022. The updated Mineral Resources for the Yerington Deposit are: Measured Resources of 62.9 Mtons at 0.30% TCu; Indicated Resources of 94.7 Mtons at 0.27% TCu; and Inferred Resources of 113.2 Mtons at 0.22% TCu.

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

Vat-Leached Tailings - Vat-Leached Tailings, in the form of oxide tailings, are the leached products of Anaconda’s vat leach copper extraction. The oxide tailings, located north of the Process Areas, contain the crushed rock at the base of the leach vats that remained following the extraction of copper in the vat-leaching process. The Inferred VLT Mineral Resource is 33.2 million tons at 0.09% TCu.

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

The PEA highlights the potential economic viability and development opportunity for an integrated, sustainable mining operation at the Company’s Yerington Copper Project.

Stage 2b and Stage 3 Programs of Work

On March 12, 2024 the Company announced the commencement of the Stage 2b and Stage 3 Advance Programs of Work to advance the flagship Yerington Copper Project through completion of a Pre-Feasibility Study (“PFS”) and progress permitting and exploration initiatives on the Bear Deposit.

Key components of the fully-funded Stage 2b Program of Work include:

  Drilling: PFS Program – Phase 1
    Yerington Pit – approximately 3,000 ft of core drilling
      Seeking to upgrade the mineral resource along the margin of, and beneath, the Yerington pit
      Pit slope stability evaluation
      Sulfide metallurgical testing
      Geochemical characterization
    MacArthur – approximately 4,900 ft of rotary drilling
      Seeking to upgrade the mineral resource within the MacArthur mineral resource domain as represented in the PEA
  Drilling: PFS Program – Phase 2
    Resource upgrade - barge-mounted drilling within the Yerington pit
    Resource upgrade - W-3 and VLT legacy materials
    Condemnation drilling
  Yerington Copper Project Pre-Feasibility Study
    Ongoing heap leach metallurgical optimization and testing
    Trade-off analyses: Yerington Pit Lake dewatering, materials movement and logistics, site infrastructure
    Permitting, water rights, stakeholder engagement

Additionally, a US$1,500,000 Stage 3 Advance is allocated to continued exploration at the Bear Deposit, an additional opportunity not included in the PEA.

Drilling: PFS Program – Phase 1

During the three months ending March 31 a total of 18 reverse circulation drill holes were completed at MacArthur for a combined drill footage of 6,165 feet. Two of these reverse circulation holes were converted into monitoring stations to allow water level measurements for developing a hydrologic model.

During the three months ending March 31 a total of two core drill holes were completed in the Yerington pit for a combined drill footage of 1,553 feet. A third core hole reached 561 ft by March 31 and an additional 709 feet was drilled in early April. One of the Yerington pit core holes has been converted into a water level measuring station.

Exploration

During the three months ending March 31 a core drill hole was completed in the Bear Deposit with a drill length of 3,435 feet. The drill test was made in a target location determined in contracted IP/ resistivity survey in Q4 2023. An additional core drill test reached 1,704 feet by March 31 and drilling was continued for an additional 1,909 feet, for a total length of 3,613 feet, in the central area of the Bear Deposit.

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

On September 28, 2023, SPS simultaneously timely filed an Amended Petition for Review and a Complaint for Equitable Relief with the Third Judicial District Court in Lyon County, Nevada seeking judicial relief from the August 30 Forfeiture Notice. On October 10, 2023, the Judge signed an order granting a Stipulated Stay of the August 30, 2023, Forfeiture Notice while the appeal process is ongoing. A hearing regarding both legal paths described above is tentatively scheduled for January 2025.

Just as SPS did with the initial forfeiture decision that was remanded by the Court, SPS will diligently defend against the wrongful forfeiture of its water rights with clear evidence of the need for those water rights in mine remediation, production and reclamation.

Investment in Associate

On April 5, 2022, the Company received 16,049,444 shares in Falcon Butte in connection with a property acquisition agreement to assign the Company's options to acquire the Butte Valley property. At the time of acquisition, the 16,049,444 shares represented 25.54% of shares outstanding, and as March 31, 2024, and at December 31, 2023, the Company's share ownership was reduced to 20.48%. The Company and Falcon Butte have one common director and managerial personnel, as such, management has assessed that the Company has significant influence over Falcon Butte and that the investment should be accounted for using the equity method of accounting.

The initial balance of the investment was determined to be $1,906,000 ($2,374,000 CAD), which represents the fair value of the shares received. The value of the shares was determined based on Falcon Butte's financing that closed concurrently with the property acquisition. The Company's share of net income (loss) for the year ended December 31, 2023, and the three months ended March 31, 2024, was $(288,000) and $(94,000), respectively. The portion of net income attributable to the Company was determined using the weighted average percentage of voting rights held by the Company throughout the period.

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

During the 3 months ended March 31, 2024, FCC completed the following private placements at $0.116 per common share for a total proceeds of $450,000:

  On February 5, 2024, FCC issued 2,586,207 common shares
  On February 27, 2024, FCC issued 862,069 common shares
  On March 29, 2024, FCC issued 431,034 common shares

After the events described above, the Company held 57,513,764 common shares out of 124,581,981 shares issued and outstanding, representing 46.17% ownership on a Non-Diluted Basis. Management has determined that control over FCC and BCR LLC exists as at March 31, 2024.

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

The SAFE notes were classified as liabilities pursuant to ASC 480 as certain redemptions are based upon the occurrence of certain events that are outside of the control of the Company and were measured at fair value at each reporting period, with changes in fair value recorded within the Condensed Interim Consolidated Statements of Operations.

On March 2, 2023, as a result of the closing of an equity financing, the SAFE notes were converted into 21,629,382 common shares valued at $1,536,000.

Proposed Transactions

The Company has no proposed transactions other than as disclosed in this MD&A.

Results of Operations

The following table summarizes the Company's financial results for the three months ended March 31, 2024, and 2023.

Three months ended March 31, (In thousands of U.S. dollars)	2024 $	2023 $	Change $	Change %
Operating expenses
Exploration expenditures	2,660	1,250	1,410	113%
Rio Tinto Deposit	(3,218)	(1,322)	(1,896)	143%
General Office	101	41	60	146%
Interest	94	83	11	13%
Insurance	18	11	7	64%
Investor Relations	12	6	6	100%
Professional fees	482	242	240	99%
Rent	4	4	-	0%
Salaries and benefits	389	341	48	14%
Share-based payments	660	95	565	595%
Transfer agent and regulatory	38	45	(7)	-16%
Travel	23	9	14	156%
Operating loss	(1,263)	(805)	(458)	57%

Fair value gain (loss) on derivative liabilities	680	(940)	1,620	-172%
Foreign exchange gain (loss)	(1)	-	(1)	-100%
Gain on settlement of debt	-	-	-	0%
Gain on sale of Butte Valley	-	-	-	0%
Gain on transfer of share	-	22	(22)	-100%
Accretion expense	(111)	(74)	(37)	-50%
NSR buy-down	-	-	-	0%
Share of loss in associate	(94)	(26)	(68)	-262%
Interest and other income	86	12	74	617%
Impairment of mineral properties	-	-	-	0%
Loss on conversion	(1,690)	-	(1,690)	-100%
Loss on repayment of convertible debenture	(5)	-	(5)	100%
Loss on revaluation of SAFE notes	-	(305)	305	-100%
Loss on Extinguishment	(55)	-	(55)	-100%
Net and comprehensive loss	(2,453)	(2,116)	(337)	16%

For the three months ended March 31, 2024, the Company incurred a net loss of $2,453,000 compared to a net loss of $2,116,000 in the prior period. The increase in net loss of $337,000 is primarily due to an increase of $1,690,000 in losses relating to the conversion of convertible debentures, coupled with a $458,000 increase in operating expenses. Within the operating expenses for the three months ended March 31 ,2024, the Company incurred share-based payments expense of $660,000 for stock option issued in the period and professional fees of $482,000 relating to legal matters surrounding the Water Rights dispute and convertible debentures restructuring costs. The increase in net loss is partially offset by the following:

  During the three months ended March 31, 2024, the Company recognized a $680,000 gain on the fair value of derivative liabilities. In comparison to a $940,000 loss on the fair value of derivative liabilities during the three months ended March 31, 2023.
  During the three months ended March 31, 2023, the Company recognized a $305,000 loss on the revaluation of SAFE notes. No such revaluation occurred during the three months ended March 31, 2024.
  During the three months ended March 31, 2024, the Company incurred $86,000 in interest income, compared to $12,000 in interest income incurred during the three months ended March 31, 2023.

For the three months ended March 31, 2024, the Company incurred operating expenses of $1,263,000 compared to operating expenses of $805,000 in the prior period. The increase in operating expenses of $458,000 is primarily due to the following:

  During the three months ended March 31, 2024, the Company recognized $2,660,000 in exploration expenditures, compared to $1,250,000 recognized during the three months ended March 31, 2024. The increase in exploration expenditures of $1,410,000 is primarily due to increased drilling costs relating to the MacArthur, Yerington and Bear properties.
  During the three months ended March 31, 2024, the Company recognized a recovery of $3,218,000 in exploration expenditures paid by Rio Tinto, compared to a recovery of $1,322,000 in exploration expenditures paid by Rio Tinto during the three months ended March 31, 2024. The increase in recoveries of $1,896,000 are a result of increased drilling costs relating to the MacArthur, Yerington and Bear properties.

Summary of Quarterly Financial Information

The following table sets out the quarterly financial information for each of the last eight quarters:

(In thousands of U.S. dollars except for per share amount)	Q1'24	Q4'23	Q3'23	Q2'23	Q1'23	Q4'22	Q3'22	Q2'22
General administration	(1,821)	(1,161)	(2,148)	(723)	(877)	(515)	(795)	(1,002)
Fair value (loss) gain on derivative liabilities	680	(131)	6	1,421	(940)	377	17	(2)
Foreign exchange gain (loss)	(1)	(2)	-	-	-	(11)	12	3
Other Income	86	16	32	51	12	-	-	-
Loss on settlement of convertible notes	(1,695)	-	-	-	-	-	-	-
Gain on transfer of shares	-	-	-	-	22	19	-	-
Gain on settlement of debt	-	-	-	-	-	-	14	6
Accretion	(111)	(136)	(129)	(121)	(74)	(57)	(47)	(4)
Gain on sale of Butte Valley	-	-	-	-	-	-	-	2,207
Loss on revaluation of SAFE notes	-	-	-	-	(305)	(364)	-	-
NSR buy-down	-	-	-	-	-	-	250	250
Share of loss of investment in associate	(94)	(287)	3	22	(26)	(316)	(42)	(31)
Exploration Expenditures	(2,660)	(1,597)	(1,344)	(2,159)	(1,250)	(1,370)	(1,020)	(1,339)
Rio Tinto Deposit	3,218	1,682	1,262	2,250	1,322	1,104	464	1,669
Impairment of mineral properties	-	-	-	(602)	-	-	-	-
Gain (loss) on marketable securities	-	-	-	-	-	-	-	-
Loss on Extinguishment	(55)	-	-	-	-	-	-	-
Net loss	(2,453)	(1,616)	(2,318)	139	(2,116)	(1,133)	(1,147)	1,757
Basic income (loss) per share	(0.01)	(0.01)	(0.01)	0.00	(0.01)	(0.00)	(0.00)	0.00

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

The following table summarizes the Company's cash flows for the three months ended March 31, 2024, and 2023:

(In thousands of U.S. dollars)	2024	2023
Cash provided by (used in) operating activities	$8,152	$5,826
Cash provided by (used in) investing activities	(155)	-
Cash provided by (used in) financing activities	592	3,406
Increase (decrease) in cash	8,589	9,232
Cash, beginning of period	2,310	1,365
Cash, end of period	$10,899	$10,597

As at March 31, 2024, the Company had cash of $10,899,000 (December 31, 2023 - $ 2,310,000) and working capital deficit of $712,000 (December 31, 2023 – $2,854,000). The decrease in working capital of $2,142,000 is primarily due to the increase in cash of $8,589,000 which was offset by an increase in the Rio Tinto deposit of $8,161,000.

As of March 31, 2024, the Company had convertible debentures with a face value of $964,642 and a carrying value of $855,000.

The first two tranches of the debentures bear interest at a rate of 14% per annum and mature on February 17, 2024, and March 8, 2024, and are convertible into shares of the Company at $0.067 ($0.085 CAD) per share until June 17, 2023, and July 8, 2023, and thereafter at $0.078 ($0.10 CAD) per share. The holder also has the option to elect at any time prior to the election date to be repaid by way of shares the Company owns of Falcon Butte at the rate of $0.25 per Falcon Butte share. ("Existing Debentures")

The third tranche of the debentures bear interest at a rate of 14% per annum and matures on November 2, 2024, and are convertible into shares of the Company at $0.070 ($0.095 CAD) per share until January 2, 2024, and thereafter at $0.074 ($0.10 CAD) per share. The holder also has the option to elect at any time prior to the election date to be repaid by way of shares the Company owns of Falcon Butte at the rate of $0.28 per Falcon Butte share. ("Existing Debentures")

On February 16, 2024, the Company issued new convertible debentures totaling $941,000 to replace the Existing Debentures. The new debentures will have, a maturity date of 12 months; bear interest at a rate of 20% per annum, non-compounding, and accrued interest on may be converted into common shares of the Company at a conversion price equal to $0.06 (C$0.08) per share, or at the holder's option into common shares the Company owns of Falcon Butte at $0.25 (C$0.32) per share; and one Warrant will be issued for every $0.06 of principal new debentures issued ("New Debentures"). New Debentures holders also received 15,696,883 share purchase warrants, exercisable at $0.06 (C$0.08) per share which expire on February 16, 2025.

On March 8, 2024, the Company issued 4,107,998 units and 41,707,215 common shares to settle $1,924,000 of Existing Debenture debt. The Existing Debenture holders converted their principal and interest into units of the Company at $0.045 (C$0.06) per Unit. Each Unit will be comprised of one common share and one share purchase warrant. Each warrant is exercisable into one additional common share at a price of $0.06 (C$0.08) per share for a period of 5 years from the date of issuance.

Certain directors and individuals did not receive warrants with their convertible debenture settlement and will receive these warrants upon the Company’s listing on the CSE (“Contingent Warrants”). The Company expects to list in the near future, therefore management concluded that the issuance of the 41,707,215 Contingent Warrants is probable. As such, the fair value of the warrants as at March 8, 2024, of $648,000 was recognized as a derivative liability at issuance

Additionally, on March 8, 2024, the Company repaid convertible debentures of a total of $831,000 in cash.

The Company has no operating revenues and therefore must utilize its cashflows from financing transactions to maintain its capacity to meet ongoing operating activities.

Related Party Information

The Company's related parties include its directors and officers whose remuneration was as follows, subject to change of control provisions for officers:

(In thousands of U.S. dollars)	Three months ended March 31, 2024	Three months ended March 31, 2023
Salaries (1)	$113	$115
Director's fees (2)	-	21
Share-based payments (3)	281	69
Interest on convertible debenture (4)	106	39
	$500	$244

(1) Charles Travis Naugle, CEO - $63 (2023 - $63); Stephen Goodman, President, CFO and Corporate Secretary - $50 (2023 - $52).

(2) Thomas Pressello, Former Director - $Nil (2023 - $21).

(3) Charles Travis Naugle, CEO - $Nil (2023 - $35); Stephen Goodman, President, CFO and Corporate Secretary - $66 (2023 - $34); Tony Alford, Director - $215 (2023 - $Nil).

(4) Charles Travis Naugle, CEO - $24 (2023 - $6); Tony Alford, Director - $77 (2023 - $30); Ekaterina Naugle, spouse of the CEO - $3 (2023 - $1); Stephen Goodman, President, CFO and Corporate Secretary $2 (2023 - $1); Thomas Pressello, Director - $Nil (2023 - $1)

Other transactions for the three months ended March 31, 2024:

a) On February 16, 2024, Charles Travis Naugle (CEO), Stephen Goodman (CFO), Ekaterina Naugle (CEO's spouse) and Tony Alford (director) of the Company restructured $407,000 of their existing convertible debentures into the New Debentures. The debentures bear interest at a rate of 20% per annum and mature on November 16, 2025, and are convertible into shares of the Company at $0.06 (C$0.08) per share. Additionally, certain directors converted $259,000 of their existing convertible into 3,500,000 common shares at a price of $0.074.

b) On March 8, 2024, Stephen Goodman (CFO), and Tony Alford (director) converted $1,541,000 of their outstanding convertible debentures into 36,675,478 common shares at a price of US$0.042.

c) On March 8, 2024, the Company recognized 36,267,383 Contingent Warrants for Stephen Goodman (CFO), and Tony Alford (director), and other related parties who converted their existing debentures into units. The value of the contingent warrants upon recognition was $564,000. The related parties will receive these warrants upon the Company's listing on the CSE.

d) On March 8, 2024, certain directors subscribed for 12,202,380 common shares for total proceeds of $513,000 in relation of a private placement. Additionally, Stephen Goodman (CFO), and Tony Alford (director), received 12,202,380 warrants with a value of $177,000.

e) As at March 31, 2024, the Company had $10,000 (December 31, 2023 - $290,000) in interest accrued relating to outstanding convertible debentures with Charles Travis Naugle (CEO), Stephen Goodman (CFO), Ekaterina Naugle (CEO's spouse) and Tony Alford (director).

f) As at March 31, 2024, there was $11,000 (December 31, 2023 - $11,000) in prepaid expenses to the Charles Travis Naugle (CEO) of the Company relating to wages paid during the period for services subsequent to period end.

Other transactions for the three months ended March 31, 2023:

g) During the three months ended March 31, 2023, Tony Alford (director), Charles Travis Naugle (CEO), and Stephen Goodman (CFO) subscribed for $1,000,000, $120,000, and $15,000 respectively of unsecured convertible debentures. The debentures bear interest at a rate of 14% per annum and mature on November 2, 2024 and are convertible into shares of the Company at $0.070 ($0.095 CAD) per share until January 2, 2024 and thereafter at $0.074 ($0.10 CAD) per share. During the three months ended March 31, 2023, the Company accrued $39,000 in interest related to the newly issued convertible debentures as well as convertible debentures issued during the year ended December 31, 2022.

Outstanding Share Information at Date of Report

Authorized: Unlimited number of common shares

Number of common shares issued and outstanding as of the date of the MD&A: 382,792,710

Number of stock options outstanding as of the date of the MD&A: 63,534,020

Number of warrants outstanding as of the date of the MD&A: 130,970,408

Number of restricted share units outstanding as of the date of the MD&A: Nil

As of March 31, 2024, the number of stock options outstanding and exercisable were:

Expiry date	Exercise price (CAD)	Number of options outstanding	Remaining contractual life in years	Number of options exercisable
June 21, 2024	0.07	1,900,000	0.22	1,900,000
August 8, 2024	0.06	500,000	0.36	500,000
June 20, 2025	0.08	2,450,000	1.22	2,450,000
August 18, 2025	0.072	2,394,283	1.38	2,394,283
June 18, 2026	0.25	3,950,000	2.22	3,950,000
September 17, 2026	0.11	4,500,000	2.47	4,500,000
October 21, 2026	0.09	2,700,000	2.56	2,700,000
May 25, 2027	0.085	8,300,000	3.15	8,300,000
March 2, 2028	0.095	350,000	3.92	350,000
July 21, 2028	0.08	22,194,737	4.31	22,194,737
March 1, 2029	0.07	14,295,000	4.92	14,295,000
Outstanding, March 31, 2024		63,534,020		63,534,020

As at the date of the MDA, the number of stock options outstanding and exercisable were:

Expiry date	Exercise price (CAD)	Number of options outstanding	Remaining contractual life in years	Number of options exercisable
June 21, 2024	0.07	1,900,000	0.12	1,900,000
August 8, 2024	0.06	500,000	0.25	500,000
June 20, 2025	0.08	2,450,000	1.11	2,450,000
August 18, 2025	0.072	2,394,283	1.27	2,394,283
June 18, 2026	0.25	3,950,000	2.11	3,950,000
September 17, 2026	0.11	4,500,000	2.36	4,500,000
October 21, 2026	0.09	2,700,000	2.45	2,700,000
May 25, 2027	0.085	8,300,000	3.04	8,300,000
March 2, 2028	0.095	350,000	3.81	350,000
July 21, 2028	0.080	22,194,737	4.20	22,194,737
March 4, 2029	0.07	14,295,000	4.81	14,295,000
Outstanding, as at the date of the MD&A		63,534,020	3.47	63,534,020

As of December 31, 2023, the number of stock options outstanding and exercisable were:

Expiry date	Exercise price (CAD)	Number of options outstanding	Remaining contractual life in years	Number of options exercisable
June 21, 2024	0.07	1,900,000	0.47	1,900,000
August 8, 2024	0.06	500,000	0.61	500,000
June 20, 2025	0.08	2,450,000	1.47	2,450,000
August 18, 2025	0.072	2,394,283	1.63	2,394,283
June 18, 2026	0.25	3,950,000	2.47	3,950,000
September 17, 2026	0.11	4,500,000	2.72	4,500,000
October 21, 2026	0.09	2,700,000	2.81	2,700,000
May 25, 2027	0.085	8,300,000	3.40	8,300,000
March 2, 2028	0.095	350,000	4.17	350,000
July 21, 2028	0.080	22,194,737	4.56	22,194,737
Outstanding, December 31, 2023		49,239,020		49,239,020

The following table summarizes warrants outstanding as of the date of the MD&A, as at March 31, 2024 and December 31, 2023:

Expiry date	Currency	Exercise price	Date of MD&A	March 31, 2024	December 31, 2023
September 13, 2024	USD	0.10	26,488,733	26,488,733	26,488,733
September 27, 2024	USD	0.10	13,152,909	13,152,909	13,152,909
October 21, 2024	USD	0.10	31,672,632	31,672,632	31,672,632
February 17, 2024	USD	0.067	-	-	16,044,774
March 8, 2024	USD	0.067	-	-	13,805,964
November 2, 2024	USD	0.070	16,041,732	16,041,732	18,461,015
February 16, 2025	USD	0.060	15,696,882	15,696,882	-
March 8, 2029	USD	0.056	23,809,522	23,809,522	-
March 8, 2029	USD	0.056	4,107,998	4,107,998	-
Outstanding			130,970,408	130,970,408	119,626,027

Risks Factors and Uncertainties

The Company is subject to many risks and uncertainties, each of which could have an adverse effect on the results, business prospects or financial position.

The board of directors has overall responsibility for establishing and oversight of the Company's risk management framework. The Company examines the various financial instrument risks to which it is exposed and assesses the impact and likelihood of those risks. Financial instruments consist of cash, accounts payable, accrued liabilities, lease liabilities, Rio Tinto deposit, SAFE notes, derivative liabilities and convertible debentures.

Financial instruments recorded at fair value on the condensed interim consolidated balance sheets are classified using a fair value hierarchy that reflects the significance of the inputs used in making the measurements. The three levels of the fair value hierarchy are:

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

a) Liquidity risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they become due. The Company manages liquidity risk through the management of its capital structure. To mitigate this risk, the Company has a planning and budgeting process in place to determine the funds required to support its ongoing operations and capital expenditures. The Company ensures that sufficient funds are raised from equity offerings or debt financings to meet its operating requirements, after considering existing cash and expected exercise of stock options and share purchase warrants.

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

Initial adoption of new accounting standards

Adoption of new accounting standards have been disclosed in Note 3 of the Company's condensed interim consolidated financial statements at March 31, 2024 and consolidated financial statements at December 31, 2023.

Significant Accounting Policies

The condensed interim consolidated financial statements at March 31, 2024 and the consolidated financial statements at December 31, 2023 have been prepared in accordance with U.S. GAAP.

The significant accounting policies applied in the preparation of the condensed interim consolidated financial statements are consistent with the accounting policies disclosed in Note 3 of the Company's audited consolidated financial statements for the year ended December 31, 2023.

Critical Accounting Judgements and Key Sources of Estimation Uncertainty

The preparation of these condensed interim consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the application of policies, reported amounts and disclosures. By their nature, these estimates and judgments are subject to uncertainty and the effect on these condensed interim consolidated financial statements of changes in such estimates in future periods could be significant. Actual results could differ from those estimates.

The accounting estimates applied in the preparation of the condensed interim consolidated financial statements are consistent with the accounting policies disclosed in Note 3 of the Company's audited consolidated financial statements for the year ended December 31, 2023.

Changes in Accounting Policies

The significant accounting policies applied in the preparation of the condensed interim consolidated financial statements are consistent with the accounting policies disclosed in Note 3 of the Company's audited consolidated financial statements for the year ended December 31, 2023.

In preparing the condensed interim consolidated financial statements, management has made judgements, estimates and assumptions that affect the applicability of the Company's accounting policies. In preparing the condensed interim consolidated financial statements, the significant estimates and critical judgments were the same as those applied to the audited consolidated financial statements as at and for the year ended December 31, 2023, other than noted below;

During the three months ended March 31, 2024, the Company's ownership in BCRC dropped from 48.8% to 46.17% and management assessed control exists and continues to consolidate BCRC as at March 31, 2024. In the absence of majority holdings, the Company will continue to consolidate BCRC as the Company has representation on the board of directors, and management of BCRC and the Company is shared.

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

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

The Company has no active mining operations or dormant mining assets currently and has no outstanding mine safety violations or other regulatory safety matters to report.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

3.1(1)	Certificate of Incorporation and Certificates of Change of Name

3.2(2)	Notice of Articles dated July 28, 2023

3.3(3)	Articles dated June 21, 2018

31.1	Certification of the Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934 (filed herewith)

31.2	Certification of the Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934 (filed herewith)

32.1	Section 1350 Certification of the Principal Executive Officer (filed herewith)

32.2	Section 1350 Certification of the Principal Financial Officer (filed herewith)

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

________________

(1) Previously filed as exhibit to the Form 10-K filed March 31, 2023 and incorporated herein by reference.

(2) Previously filed as exhibit to the Form 10-K filed March 29, 2024 and incorporated herein by reference

(3) Previously filed as exhibit to the Form 20-F filed April 28, 2020 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2024	LION COPPER AND GOLD CORP. (Registrant)

	By:	/s/ Charles Travis Naugle
Principal Executive Officer

	By:	/s/ Stephen Goodman
Principal Financial Officer