Form 10-Q
period 2024-06-30
LION COPPER & GOLD CORP.
filed 2024-08-16
CIK 1339688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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
Yes [  ]  No [X]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of August 13, 2024, the registrant's outstanding common stock consisted of 385,855,710 shares.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Lion Copper and Gold Corp.

Condensed Interim Consolidated Financial Statements

For the three and six months ended June 30, 2024 and 2023

(Expressed in thousands of U.S. Dollars)

(Unaudited)

Lion Copper and Gold Corp. Condensed Interim Consolidated Balance Sheets As at June 30, 2024, and December 31, 2023 (Unaudited - In thousands of U.S. Dollars)

	Note	June 30, 2024	December 31, 2023

ASSETS
Current assets
Cash and cash equivalents		$8,318	$2,310
Other receivables		72	14
Prepaid and deposit		97	62
		8,487	2,386

Other receivables - Long term		10	10
Mineral properties	4,12	7,802	7,647
Reclamation bonds		9	9
Investment in associate	5	894	1,206
Right of use asset		59	-
Total assets		$17,261	$11,258

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities		$721	$163
Rio Tinto deposit	4	6,258	1,357
Derivative liabilities	7	1,125	176
Convertible debentures	7,8,11	932	3,544
Lease liabilities - current		40	-
		9,076	5,240

Lease liabilities - long term		19	-
Total liabilities		9,095	5,240

Stockholders' equity
Share capital, no par value, unlimited common shares authorized; 385,855,710 issued and outstanding (2023 - 309,667,975)	9	109,334	105,396
Additional paid-in capital	10	24,655	24,168
Deficit		(129,881)	(126,663)
Non-controlling interest	6	4,058	3,117
Total stockholders' equity		8,166	6,018
Total liabilities and stockholders' equity		$17,261	$11,258

NATURE OF OPERATIONS AND GOING CONCERN (Note 1)

COMMITMENTS (Note 13)

CONTINGENCIES (Note 14)

SUBSEQUENT EVENTS (Note 16)

Approved on behalf of the Board of Directors on August 14, 2024:

/s/ "Thomas Patton"	/s/ "Tony Alford"
Director	Director

The accompanying notes form an integral part of these condensed interim consolidated financial statements.

Lion Copper and Gold Corp.
Condensed Interim Consolidated Statements of Operations and Comprehensive Income (Loss)
For the three and six months ended June 30, 2024, and 2023
(Unaudited - In thousands of U.S. Dollars, except for shares and per share amounts)

		Three months ended June 30,		Six months ended June 30,
	Note	2024	2023	2024	2023

Operating expenses
Exploration expenditures	4	$2,389	$2,159	5,049	$3,409
Rio Tinto Deposit	4	(3,102)	(2,250)	(6,320)	(3,572)
General office		117	68	240	124
Interest		47	116	141	199
Investor relations and corporate development		11	-	23	6
Professional fees		636	399	1,118	641
Salaries and benefits	11	490	333	879	674
Share-based payments	10,11	-	(231)	660	(136)
Transfer agent and regulatory		22	19	60	64
Travel		35	19	58	28
Operating loss		(645)	(632)	(1,908)	(1,437)

Non-operating Income/(expenses)
Fair value (loss) gain on derivative liabilities	7	(427)	1,421	253	481
Foreign exchange gain		(7)	-	(8)	-
Accretion expense	8	(29)	(121)	(140)	(195)
Gain on transfer of shares	5	-	-	-	22
Loss on revaluation of SAFE notes		-	-	-	(305)
Share of loss in associate	5	(218)	22	(312)	(4)
Interest and other income		152	51	238	63
Impairment of mineral properties	4	-	(602)	-	(602)
Loss on conversion	8	-	-	(1,690)	-
Loss on repayment of convertible debentures	8	-	-	(5)	-
Loss on extinguishment of convertible debentures	8	-	-	(55)	-
		(529)	771	(1,719)	(540)
Net (loss) income and comprehensive (loss) income for the period		$(1,174)	$139	$(3,627)	$(1,977)

Net (loss) income and comprehensive (loss) income attributed to:
Stockholders of the Company		$(961)	$425	$(3,218)	$(1,528)
Non-controlling interest	6	$(213)	$(286)	$(409)	$(449)

(loss) Income per share, basic and diluted		$(0.00)	$0.00	$(0.01)	$(0.00)

Weighted average number of shares outstanding - basic		383,558,952	309,567,975	356,660,132	309,567,975
Weighted average number of shares outstanding - diluted		383,558,952	313,356,224	356,660,132	309,567,975

The accompanying notes form an integral part of these condensed interim consolidated financial statements.

Lion Copper and Gold Corp.
Condensed Interim Consolidated Statements of Changes in Equity
For the six and three months ended June 30, 2024 and 2023
(Unaudited - In thousands of U.S. Dollars, except for shares)

	Notes	Common shares	Share capital	Additional paid-in capital	Deficit	Non-controlling interest	Total stockholders' equity
Balance at December 31, 2022		309,567,975	$105,384	$23,043	$(121,834)	$388	$6,981
Share-based payments	10	-	-	(136)	-	-	(136)
Issuance of common shares of FCC	6	-	-	-	-	3,536	3,536
Net loss for the period		-	-	-	(1,528)	(449)	(1,977)
Balance at June 30, 2023		309,567,975	$105,384	$22,907	$(123,362)	$3,475	$8,404

Balance at December 31, 2023		309,667,975	$105,396	$24,168	$(126,663)	$3,117	$6,018
Private placement		23,809,522	654	-	-	-	654
Private placement - share issuance cost		-	(27)	-	-	-	(27)
Conversion of convertible debentures - original	8	3,500,000	234	-	-	-	234
Conversion of convertible debentures - induced	8	45,815,213	2,723	-	-	-	2,723
Exercise of options	10	3,063,000	354	(173)	-	-	181
Share-based payments	10	-	-	660	-	-	660
Issuance of common shares of FCC	6	-	-	-	-	1,350	1,350
Net loss for the period		-	-	-	(3,218)	(409)	(3,627)
Balance at June 30, 2024		385,855,710	$109,334	$24,655	$(129,881)	$4,058	$8,166

Lion Copper and Gold Corp.
Condensed Interim Consolidated Statements of Changes in Equity
For the six and three months ended June 30, 2024 and 2023
(Unaudited - In thousands of U.S. Dollars, except for shares)

	Notes	Common shares	Share capital	Additional paid-in capital	Deficit	Non-controlling interest	Total stockholders' equity
Balance at March 31, 2023		309,567,975	$105,384	$23,138	$(123,787)	$3,761	$8,496
Share-based payments	10	-	-	(231)	-	-	(231)
Issuance of common shares of FCC	6	-	-	-	-	-	-
Net loss for the period		-	-	-	425	(286)	139
Balance at June 30, 2023		309,567,975	$105,384	$22,907	$(123,362)	$3,475	$8,404

Balance at March 31, 2024		382,792,710	$108,980	$24,828	$(128,920)	$3,371	$8,259
Exercise of options	10	3,063,000	354	(173)	-	-	181
Issuance of common shares of FCC	6	-	-	-	-	900	900
Net loss for the period		-	-	-	(961)	(213)	(1,174)
Balance at June 30, 2024		385,855,710	$109,334	$24,655	$(129,881)	$4,058	$8,166

The accompanying notes form an integral part of these condensed interim consolidated financial statements.

Lion Copper and Gold Corp. Condensed Interim Consolidated Statements of Cash Flow For the six months ended June 30, 2024, and 2023 (Unaudited - In thousands of U.S. Dollars)

	For the six months ended June 30,
	2024	2023

Cash flows provided by operating activities
Loss for the period	$(3,627)	$(1,977)
Non-cash transactions:
Interest expense	141	199
Accretion expense	140	195
Fair value gain on derivative liabilities	(253)	(481)
Gain on transfer of investment shares	-	(22)
Share of loss of investment in associate	312	4
Wages settled through transfer of investment shares	-	33
Share-based payments	660	(136)
Loss on revaluation of SAFE notes	-	305
Impairment of mineral properties	-	602
Loss on conversion of convertible debentures	1,690	-
Loss on repayment of convertible debentures	5	-
Loss on extinguishment of convertible debentures	55	-
Amortization of ROU asset	13	-
Changes in operating assets and liabilities:
Other receivables	(58)	2
Accounts payables and accrued liabilities	559	16
Prepaid and deposit	(35)	(81)
Rio Tinto deposit	4,901	3,946
Lease liability	(13)	-
Net cash provided by operating activities	4,490	2,605

Cash flows used in investing activities
Capitalized expenditures on mineral properties	(155)	(260)
Reclamation bond	-	1
Net cash used in investing activities	(155)	(259)

Cash flows provided by financing activities
Proceeds from convertible debentures	-	1,306
Proceeds from FCC SAFE notes	-	100
Proceeds for issuance of common shares of FCC	1,350	-
FCC - Proceeds from private placement	-	2,000
Proceeds from private placement	1,000	-
Share issuance costs	(27)	-
Repayment of convertible debentures	(831)	-
Exercise of options	181	-
Net cash provided by financing activities	1,673	3,406
Increase in cash and cash equivalents	6,008	5,752
Cash and cash equivalents, beginning of period	2,310	1,365
Cash and cash equivalents, end of period	$8,318	$7,117

Supplemental cash flow information
Shares issued for conversion of SAFE notes	-	1,536
Shares issued for convertible debentures	2,957	-

The accompanying notes form an integral part of these condensed interim consolidated financial statements.

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements

For the three and six months ended June 30, 2024 and 2023

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

These condensed interim consolidated financial statements are prepared on a going concern basis, which assumes that the Company will be able to meet its commitments, continue operations and realize its assets and discharge its liabilities in the normal course of business for at least twelve months from the date of approval of these condensed interim consolidated financial statements from the Board of Directors. The Company has incurred ongoing losses and expects to incur further losses in the advancement of its exploration activities. For the six months ended June 30, 2024, the Company incurred a net loss of $3,627 (2023 - $1,977). As at June 30, 2024, the Company had cash and cash equivalents of $8,318 (December 31, 2023 - $2,310), working capital deficit of $589 (December 31, 2023 - $2,854) and an accumulated deficit of $129,881 (December 31, 2023 - $126,663).

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

For the three and six months ended June 30, 2024 and 2023

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

For the three and six months ended June 30, 2024 and 2023

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

2. BASIS OF PRESENTATION (continued)

Statement of compliance (continued)

	Percentage ownership
Subsidiaries	June 30, 2024	December 31, 2023	Country of incorporation
Quaterra Alaska Inc. ("Quaterra Alaska")	100.0%	100.0%	USA

Singatse Peak Services, LLC ("SPS")	100.0%	100.0%	USA

Falcon Copper Corp ("FCC") (Formerly Blue Copper Resources Corp ("BCRC"))	43.46%	47.7%	USA

Blue Copper LLC	43.46% indirect through FCC	47.7% indirect through FCC	USA

Blue Copper Royalties LLC ("BCR LLC")	48.8%	48.8%	USA

Falcon Services, LLC (FSL")	43.46% indirect through FCC	47.7% indirect through FCC	USA

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

On December 13, 2023, Falcon Services, LLC was incorporated with FCC being the sole shareholder.

For partially owned subsidiaries, the interest attributable to non-controlling stockholders is reflected in non-controlling interest. The Company has assessed control for any entity with less than 50% ownership and has concluded the Company has control (Note 6).

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements

For the three and six months ended June 30, 2024 and 2023

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

In preparing these condensed interim consolidated financial statements, management has made judgements, estimates and assumptions that affect the applicability of the Company's accounting policies. In preparing these condensed interim consolidated financial statements, the significant estimates and critical judgments were the same as those applied to the audited consolidated financial statements as at and for the year ended December 31, 2023.

During the six months ended June 30, 2024, the Company's ownership in FCC dropped from 48.8% to 43.46% and management assessed control still exists and continues to consolidate FCC as at June 30, 2024. In the absence of majority holdings, the Company will continue to consolidate FCC as the Company has majority representation on the board of directors and management of FCC.

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements

For the three and six months ended June 30, 2024 and 2023

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

4. MINERAL PROPERTIES

Total mineral property acquisition costs are listed in the table below:

	Singatse Peak Services ("SPS")					Lion CG ("LCG")	Falcon Copper Corp (formerly Blue Copper Resources Corp) ("FCC")

(In thousands of U.S dollars)	MacArthur	Yerington	Bear	Wassuk	Copper Canyon	Chaco Bear & Ashton	Blue Copper	Muncy	Total
	$	$	$	$	$	$	$	$	$
Balance December 31, 2022	2,489	1,195	1,575	1,405	-	602	618	-	7,884
Acquisition costs	-	-	231	-	10	-	260	95	596
Impairment	-	-	-	-	-	(602)	-	-	(602)
Paid by Rio Tinto	-	-	(231)	-	-	-	-	-	(231)
Total additions (disposals) for the year	-	-	-	-	10	(602)	260	95	(237)
Balance December 31, 2023	2,489	1,195	1,575	1,405	10	-	878	95	7,647

Acquisition costs	-	-	131	-	-	-	150	5	286
Paid by Rio Tinto	-	-	(131)	-	-	-	-	-	(131)
Total additions for the period	-	-	-	-	-	-	150	5	155
Balance June 30, 2024	2,489	1,195	1,575	1,405	10	-	1,028	100	7,802

The Company owns a 100% interest in the MacArthur, Yerington and Wassuk properties and has an option to earn a 100% interest in the Bear property in Nevada. During the year ended December 31, 2023, the Company terminated its option to earn a 100% interest in the Chaco Bear and Ashton properties in British Columbia.

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements

For the three and six months ended June 30, 2024 and 2023

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

4. MINERAL PROPERTIES (continued)

Total exploration expenditures recorded on the condensed interim consolidated statements of operations and comprehensive income (loss) are listed in the tables below:

Exploration expenditures incurred for the six months ended June 30, 2024

	Singatse Peak Services			Falcon Copper Corp

(In thousands of U.S. dollars)	MacArthur	Yerington	Bear	Blue Copper	Muncy	Pioneer	Recon	Total
	$	$	$	$	$	$	$	$
Property maintenance	4	405	-	60	-	-	-	469
Assay & Labs	109	89	44	-	-	-	-	242
Drilling	366	1,179	1,465	-	-	-	-	3,010
Environmental	40	460	-	-	-	-	-	500
Geological & mapping	-	-	-	-	-	-	-	-
Geophysical surveys	-	45	-	-	29	-	-	74
Technical study	-	705	-	-	-	-	-	705
Field support	-	1	18	28	-	1	1	49
Total expenses incurred	519	2,884	1,527	88	29	1	1	5,049
Total Expenditures funded by Rio Tinto	(519)	(2,884)	(1,527)	-	-	-	-	(4,930)
Total Expenditures funded by Lion CG	-	-	-	88	29	1	1	119

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements

For the three and six months ended June 30, 2024 and 2023

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

4. MINERAL PROPERTIES (continued)

Exploration expenditures incurred for the six months ended June 30, 2023

	Singatse Peak Services					Lion CG	Falcon Copper Corp
(In thousands of U.S dollars)	MacArthur	Yerington	Bear	Wassuk	Prospects	Chaco Bear & Ashton	Ground hog	Blue Copper	Recon	Nevada	Arizona	Total
	$	$	$	$		$	$	$	$	$	$	$
Property maintenance	-	6	-	1	-	-	-	58	-	-	-	65
Assay & Labs	47	21	32	-	59	-	-	-	-	-	-	159
Drilling	190	3	1,218	-	303	-	-	-	-	-	-	1,714
Environmental	5	136	-	-	-	-	-	-	-	-	-	141
Geological & mapping	-	-	-	-	-	-	-	4	-	-	-	4
Geophysical surveys	3	5	4	-	-	-	-	104	10	6	90	222
Technical study	-	641	-	-	-	-	-	2	-	-	-	643
Field support	-	-	44	-	-	-	45	212	-	145	15	461
Total expenses incurred	245	812	1,298	1	362	-	45	380	10	151	105	3,409
Total Expenditures funded by Rio Tinto	(245)	(812)	(1,298)	(1)	(362)	-	-	-	-	-	-	(2,718)
Total Expenditures funded by Lion CG	-	-	-	-	-	-	45	380	10	151	105	691

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements

For the three and six months ended June 30, 2024 and 2023

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

4. MINERAL PROPERTIES (continued)

a) Option to Earn-in Agreement with Rio Tinto

On March 18, 2022, the Company entered into an Option to Earn-in Agreement with Rio Tinto America Inc. ( "Rio Tinto") to advance studies and exploration at Lion CG's copper assets in Mason Valley, Nevada (the "Rio Tinto Agreement"). Under the agreement, Rio Tinto has the exclusive option to earn a 65% interest in the assets comprising Yerington, MacArthur, Wassuk, Bear, and associated water rights (the "Mining Assets").

In addition, Rio Tinto will evaluate the potential commercial deployment of its Nuton™ technologies at the site.

On April 27, 2022, the Company TSX Venture Exchange approved the Rio Tinto Agreement.

The status of the Rio Tinto Agreement is set out below.

Stage 1

Rio Tinto paid $4,000 for the agreed-upon Program of Work on the Mining Assets. Stage 1 was completed on December 22, 2022.

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

On October 5, 2023, an amendment was signed for the modification of the Stage 2 Program of Work. The significant updates are related to the following:

  The term of Stage 2 of the Option Agreement has an end date of January 12, 2024. The Parties extend that end date by 8 months, to September 12, 2024 to continue study work, including testing and evaluation of the Nuton Technologies.
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

For the three and six months ended June 30, 2024 and 2023

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

4. MINERAL PROPERTIES (continued)

a) Option to Earn-in Agreement with Rio Tinto (continued)

On January 4, 2024, $11,500 was received from Rio Tinto relating to the Stage 2b and the Stage 3 Programs of Work. The Company completed the Stage 2a Program of Work on January 12, 2024.

A continuity of the Company's Rio Tinto deposit is as follows:

Balance December 31, 2022	$613
Proceeds received	7,500
Funds applied to reclamation deposit	(9)
Funds applied to capitalized acquisition costs (Note 4)	(231)
Funds applied to exploration expenditures	(4,739)
Funds applied to general operating expenditures	(1,777)
Balance December 31, 2023	$1,357

Proceeds received	11,500
Funds applied to prepaids	(148)
Funds applied to capitalized acquisition costs (Note 4)	(131)
Funds applied to exploration expenditures (Note 4)	(4,930)
Funds applied to general operating expenditures	(1,390)
Balance June 30, 2024	$6,258

b) MacArthur and Yerington Properties, Nevada

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

c) Bear Deposit, Nevada

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

For the three and six months ended June 30, 2024 and 2023

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

4. MINERAL PROPERTIES (continued)

c) Bear Deposit, Nevada (continued)

Outstanding payments to keep the option agreements current are as follows, by year:

  $131 due in 2024 (paid)
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

d) Wassuk, Nevada

The Wassuk property consists of 310 unpatented lode claims totaling approximately 6,400 acres on lands administered by the BLM.

The property is subject to a 3% NSR upon commencing commercial production, which can be reduced to a 2% NSR royalty in consideration of $1,500.

e) Copper Canyon, Nevada

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

On June 1, 2023, Lion CG and Houston terminated the option agreement surrounding the Chaco Bear and Ashton properties. As at June 30, 2024, and December 31, 2023, Lion CG impaired the full balance of property and recognized $602 in impairment expense during the six months ended June 30, 2023.

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements

For the three and six months ended June 30, 2024 and 2023

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

4. MINERAL PROPERTIES (continued)

FALCON COPPER CORP.

g) Blue Copper Project, Montana

A Plan of Operations for exploration of the Blue Copper Project is currently under review for approval by the relevant agencies.

h) Cabin Property, Nevada

In 2023, FCC staked approximately 9,000 acres of federal mining claims in White Pine County, Nevada, the area of interest which is termed Cabin. The Cabin Property represents a potential major copper-moly porphyry discovery concealed beneath the Spring Valley pediment within a district-scale BLM land package, located immediately north of the Muncy Property.

i) Muncy Property, Nevada

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

(j) Pioneer, Arizona

In 2023, FCC staked an approximate 1,300 acre covered target area prospective for high grade primary or enriched porphyry copper mineralization located within Arizona’s prolific Copper Triangle and within 10 miles of the Resolution & Ray mines.

(k) Groundhog, Alaska

The Groundhog prospect lies on the Alaskan peninsula on state lands, within an established copper porphyry belt 200 miles southwest Anchorage.

l) Recon, Nevada, Arizona, and other prospects

During the six months ended June 30, 2024, FCC incurred $31 in evaluation expenditures on reconnaissance on targets in Nevada, Arizona and Montana in order to determine whether they warranted further pursuit.

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements

For the three and six months ended June 30, 2024 and 2023

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

5. INVESTMENT IN ASSOCIATE

On April 5, 2022, the Company received 16,049,444 shares in Falcon Butte, in connection with a property acquisition agreement to assign the Company's options to acquire the Butte Valley property. At the time of acquisition, the 16,049,444 shares represented 25.54% of shares outstanding and the initial balance of the investment was determined to be $1,906 ($2,374 CAD). As at June 30, 2024, and December 31, 2023, the Company's share ownership was 20.48%. The Company and Falcon Butte have one common director, as such, management has assessed that the Company has significant influence over Falcon Butte and that the investment should be accounted for using the equity method of accounting.

Summarized financial information of Falcon Butte and a reconciliation of the carrying amount of the investment in the condensed interim consolidated financial statements are set out below:

Summarized balance sheet:

	June 30, 2024	December 31, 2023
Assets
Cash	$599	$1,375
Receivables	13	10
Financial asset - Convertible loan receivable	100	-
Prepaids & deposits	25	54
Exploration and evaluation assets	2,904	2,904
Total Assets	$3,641	$4,343

Liabilities
Accounts payable & accrued liabilities	$35	$70
Freeport deposit	-	397
Derivative liabilities	132	490
Total Liabilities	$167	$957

Summarized statement of loss

	Six months ended June 30, 2024	Six months ended June 30, 2023
Operating expenses
General and administrative expenses	$2,243	$1,208
Total operating expenses	2,243	1,208

Fair value (gain) loss on derivative liability	(344)	(90)
Other income	(244)	(1,314)
Foreign exchange loss (gain)	(134)	217
Net loss (income)	$1,521	$21

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements

For the three and six months ended June 30, 2024 and 2023

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

5. INVESTMENT IN ASSOCIATE (continued)

A continuity of the Company's investment in associate is as follows:

Balance December 31, 2022	$1,504
Transfer of shares to the former CEO	(10)
Company's share of net loss	(288)
Balance December 31, 2023	$1,206
Company's share of net loss	(312)
Balance June 30, 2024	$894

6. NON-CONTROLLING INTEREST

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

On September 6, 2023, FCC carried out a re-organization of its assets and capital structure (the transaction described herein is referred to as the "Reorganization"). On August 25, 2023, a new entity, BCR LLC was organized in Wyoming. BCR LLC subsequently adopted an Operating Agreement that provided for issuance of LLC Interests to its Members in the same amounts as shares issued to Shareholders of FCC. On September 6, 2023, two of the mining assets, referred to as the Butte Valley Royalty and the Nieves Royalty, that had been held by FCC were assigned to BCR LLC in exchange for 100% of the issued and outstanding LLC Interests of BCR LLC. The Nieves Royalty may only be transferred with the written consent of a third party which was received October 23, 2023 resulting in the Nieves property transferring immediately. The same LLC interests were immediately distributed pro rata to the shareholders of FCC. Furthermore, FCC had previously issued Warrants to purchase 7,936,508 (total of 23,809,524 common share purchase warrants) shares of Common Stock of FCC at a Warrant Price of $0.1500 per Share. As part of the Reorganization, these Warrants were exchanged by the Warrant Holders for two new Warrants; one issued by FCC to purchase 7,936,508 Shares of FCC at a Warrant Price of $0.1332 per Share, and the other issued by BCR LLC to purchase 7,936,508 LLC Units of BCR LLC at a Warrant Price of $0.0168 per LLC Unit. The exchange transaction was accounted for under ASC 815 whereby the effect of the exchange was measured as the excess of the fair value of the exchanged warrant over the fair value of the warrant immediately before it is exchanged. Using this method, the effect of the exchange was calculated to be $Nil. As a result of the Reorganization and the issuance and distribution of these LLC Interests, each shareholder of FCC holds the same percentage interest in FCC as the shareholders holds in BCR LLC. Additionally, the Warrant Holders now holds two Warrants, one issued by each of FCC and BCR LLC, with the aggregate value of the two warrants equal to the aggregate value of the Warrant that they held prior to the exchange. The net effect is that the capital structure of BCR LLC matches the capital structure of FCC, including the issuance of new Warrants, and the Butte Valley Royalty and Nieves Royalty are now held by BCR LLC rather than FCC.

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements

For the three and six months ended June 30, 2024 and 2023

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

6. NON-CONTROLLING INTEREST (continued)

On October 17, 2023, FCC issued 2,750,000 common shares at a price of $0.10 per common share for total proceeds of $275.

During the six months ended June 30, 2024, FCC completed the following private placements at $0.116 per common share for total gross proceeds of $1,350:

  On February 5, 2024, FCC issued 2,586,207 common shares
  On February 27, 2024, FCC issued 862,069 common shares
  On March 29, 2024, FCC issued 431,034 common shares
  On May 15, 2024, FCC issued 3,448,276 common shares
  On May 17, 2024, FCC issued 4,310,345 common shares

At June 30, 2024, the Company held 43.46% of shares in FCC. In the absence of majority holdings, the Company will continue to consolidate FCC as the Company has majority representation on the FCC's board of directors.

At June 30, 2024, the Company held 48.8% of shares in BCR LLC. In the absence of majority holdings, the Company will continue to consolidate BCR LLC as the directors of BCR LLC and the Company is shared, resulting in the Company having control in the business decisions of BCR LLC.

The following table summarizes the balance recognized as NCI during the six months ended June 30, 2024, and year ended December 31, 2023:

Balance December 31, 2022	$388
Issuance of common shares for conversion of SAFE notes	1,536
Issuance of common shares equity financing	2,000
Issuance of common shares	275
Net loss and comprehensive loss attributable to NCI	(1,082)
Balance December 31, 2023	$3,117
Issuance of common shares	1,350
Net loss and comprehensive loss attributable to NCI	(409)
Balance June 30, 2024	$4,058

7. DERIVATIVE LIABILITIES

Warrants & Conversion Feature Derivative Liability

During the period ended June 30, 2024, and year ended December 31, 2023, the Company issued certain share purchase warrants and issued convertible debt with a conversion feature that are both exercisable in a currency different from the Company's functional currency (Note 8). The warrants and the conversion feature were classified as derivative liabilities, carried at fair value and revalued at each reporting date.

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements

For the three and six months ended June 30, 2024 and 2023

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

7. DERIVATIVE LIABILITIES (continued)

A continuity schedule of the Company's derivative liabilities is as follows:

Balance December 31, 2022	4
Issuance of Warrants (Note 8)	280
Issuance of convertible debentures with conversion feature (Note 8)	248
Fair value change on derivative liabilities	(356)
Balance December 31, 2023	$176
Issuance of warrants for private placement (Note 10)	346
Issuance of warrants upon conversion of existing debentures (Note 8)	60
Issuance of contingent warrants upon conversion of existing debentures (Note 8)	649
Issuance of warrants and conversion feature for extinguishment of existing debentures (Note 8)	55
Modification of warrants upon restructuring of debentures (Note 8)	109
Modification of conversion feature upon restructuring of debentures (Note 8)	129
Fair value change on derivative liabilities	(399)
Balance June 30, 2024	$1,125

8. CONVERTIBLE DEBENTURES

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

In conjunction with the first tranche of the convertible debt financing, the Company issued 16,044,774 warrants. Each warrant is exercisable into one common share of the Company at $0.067 ($0.085 CAD) per share and expire on February 17, 2024.

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

For the three and six months ended June 30, 2024 and 2023

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

8. CONVERTIBLE DEBENTURES (continued)

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

On February 16, 2024, the Company issued 3,500,000 common shares to settle $259 of existing debentures with a carrying value of $211.

Convertible Debt Restructuring

On February 16, 2024, the Company provided notice to existing holders of convertible debentures about a replacement offer with the following terms:

  The existing debentures will be replaced with new debentures. New debentures will have, a maturity date of 12 months; bear interest at a rate of 20% per annum, non-compounding, and accrued interest may be converted into common shares of the Company at a conversion price equal to $0.06 (C$0.08) per share, or at the holder's option into common shares the Company owns of Falcon Butte at $0.25 (C$0.32) per share; and one Warrant will be issued for every $0.06 of principal New Debentures issued ("New Debentures"). Each Warrant is exercisable into one common share of the Company at an exercise price of $0.06 (C$0.08) for a period of 12 months from the date of issuance.

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements

For the three and six months ended June 30, 2024 and 2023

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

8. CONVERTIBLE DEBENTURES (continued)
  The existing debentures holders that elect not to participate in the replacement offer for New Debentures may instead convert the principal and interest of their existing debentures into units of the Company at $0.045 (C$0.06) per Unit. Each Unit will be comprised of one common share and one share purchase warrant. Each warrant is exercisable into one additional common share at a price of $0.06 (C$0.08) per share for a period of 5 years from the date of issuance.
  The existing debentures that do not elect for either of the above offers, will have their debentures repaid in cash.

On February 16, 2024, the Company issued new convertible debentures totaling $941 to replace the existing debentures with a carrying value of $908. New Debentures holders also received 15,696,883 share purchase warrants, exercisable at $0.06 (C$0.08) per share which expire on February 16, 2025. These warrants were determined to be liability classified as the warrants have an exercise price in a currency other than its functional currency (Notes 7, 10).

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

On March 8, 2024, the Company issued 4,107,998 units and 41,707,215 common shares to settle $1,924 of existing debenture debt with a carrying value of $1,764. The fair value of the shares issued is $2,723 and the fair value of the warrants issued is $59. These warrants were determined to be liability classified as the warrants have an exercise price in a currency other than its functional currency (Notes 7, 10).

Certain directors and individuals did not receive warrants with their convertible debenture settlement and will receive these warrants upon the Company's listing on the CSE ("Contingent Warrants"). The Company expects to list in the near future, therefore management concluded that the issuance of the 41,707,215 Contingent Warrants is probable. As such, the fair value of the warrants as at March 8, 2024, of $648 was recognized as a derivative liability at issuance (Note 14).

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements

For the three and six months ended June 30, 2024 and 2023

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

The fair value of the warrants and conversion features were determined using the Black-Scholes Option Pricing Model using the assumptions set out as follows:

	Initial recognition in 2023	Fair value at December 31, 2023	Initial recognition in 2024	Fair value at June 30, 2024
Risk-free interest rate	4.27%	3.91%	4.07 - 4.41%	3.51 - 4.02%
Expected volatility	10%	10%	10%	16.5%
Dividend yield	0%	0%	0%	0%
Expected life	1.67 years	0.13 - 0.84 years	1 - 5.56 years	0.63 - 5.25 years

A continuity schedule of the Company's convertible debt is as follows:

Balance as at December 31, 2022	$1,874
Issued	1,306
Fair value of conversion feature	(280)
Fair value of warrants	(248)
Accretion	460
Interest	432
Balance as at December 31, 2023	$3,544
Issued	211
Extinguished debt - fair value of conversion feature	(30)
Extinguished debt - fair value of warrants	(30)
Modified debt - fair value of warrants	(93)
Accretion	140
Interest	141
Extinguished	(150)
Converted	(1,975)
Repayment	(831)
Loss on repayment	5
Balance as at June 30, 2024	$932

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements

For the three and six months ended June 30, 2024 and 2023

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

9. SHARE CAPITAL

The Company is authorized to issue an unlimited number of common shares without par value.

Share transactions for the six months ended June 30, 2024

a) On February 16, 2024, the Company issued 3,500,000 common shares to settle existing debentures at a price of $0.074 per common share (Note 8)

b) On March 8, 2024, the Company issued 45,815,213 common shares to settle existing debentures at a price of $0.042 per share (Note 8).

c) On March 8, 2024, the Company closed a private placement consisting of an aggregate of 23,809,522 units at a price of $0.042 (C$0.05625) per unit for aggregate gross proceeds to the Company of $1,000. Each unit consists of one common share and one common share purchase warrant of the Company (Note 7, 10).

d) In June 2024, the Company issued 3,063,000 common shares in connection with stock options exercised for total proceeds of $181.

Share transactions for the six months ended June 30, 2023

e) No share capital activity in the Company during the six months ended June 30, 2023.

10. ADDITIONAL PAID-IN CAPITAL

a) Stock options

The Company has a stock option plan under which the Company is authorized to grant stock options of up to 20% of the number of common shares issued and outstanding of the Company upon adoption on December 31, 2022.

The continuity of the number of stock options issued and outstanding is as follows:

	As at June 30, 2024		As at December 31, 2023
	Number of options	Weighted average exercise price (CAD)	Number of options	Weighted average exercise price (CAD)
Outstanding, beginning of period	49,239,020	0.10	29,614,283	0.11
Granted	14,295,000	0.07	23,544,737	0.08
Expired	(1,650,000)	0.07	(1,370,000)	0.06
Cancelled	(2,000,000)	0.17	(2,450,000)	0.10
Exercised	(3,063,000)	0.08	(100,000)	0.06
Outstanding, end of period	56,821,020	0.09	49,239,020	0.10

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements

For the three and six months ended June 30, 2024 and 2023

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

10. ADDITIONAL PAID-IN CAPITAL (continued)

a) Stock options (continued)

As of June 30, 2024, and December 31, 2023, the number of stock options outstanding and exercisable were:

Expiry date	Exercise price (CAD)	Number of options outstanding	Remaining contractual life in years	Number of options exercisable
August 8, 2024	0.06	500,000	0.11	500,000
June 20, 2025	0.08	2,450,000	0.97	2,450,000
August 18, 2025	0.072	2,394,283	1.13	2,394,283
June 18, 2026	0.25	3,050,000	1.97	3,050,000
September 17, 2026	0.11	3,400,000	2.22	3,400,000
October 21, 2026	0.09	2,700,000	2.31	2,700,000
May 25, 2027	0.085	8,300,000	2.90	8,300,000
March 2, 2028	0.095	350,000	3.67	350,000
July 21, 2028	0.08	19,381,737	4.06	19,381,737
March 1, 2029	0.07	14,295,000	4.67	14,295,000
Balance, June 30, 2024		56,821,020		56,821,020

Expiry date	Exercise price (CAD)	Number of options outstanding	Remaining contractual life in years	Number of options exercisable
June 21, 2024	0.07	1,900,000	0.47	1,900,000
August 8, 2024	0.06	500,000	0.61	500,000
June 20, 2025	0.08	2,450,000	1.47	2,450,000
August 18, 2025	0.072	2,394,283	1.63	2,394,283
June 18, 2026	0.25	3,950,000	2.47	3,950,000
September 17, 2026	0.11	4,500,000	2.72	4,500,000
October 21, 2026	0.09	2,700,000	2.81	2,700,000
May 25, 2027	0.085	8,300,000	3.40	8,300,000
March 2, 2028	0.095	350,000	4.17	350,000
July 21, 2028	0.080	22,194,737	4.56	22,194,737
Outstanding, December 31, 2023		49,239,020		49,239,020

During the six months ended June 30, 2024, an amount of $660 (2023 - $26) was expensed as share-based payments related to the vesting of options. The portion of share-based payments recorded is based on the vesting schedule of the options. The following weighted average assumptions were applied using the Black-Scholes Option Pricing model used to estimate the weighted average fair value of stock options granted during the six months ended June 30, 2024.

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements

For the three and six months ended June 30, 2024 and 2023

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

10. ADDITIONAL PAID-IN CAPITAL (continued)

a) Stock options (continued)

	Six months ended June 30, 2024	Six months ended June 30, 2023
Risk-free interest rate	3.59%	3.66%
Expected life (years)	5	5
Annualized volatility	141%	145%
Forfeiture rate	0%	0%
Dividend yield	0%	0%

b) Share purchase warrants

The continuity of the number of share purchase warrants outstanding as of June 30, 2024, and December 31, 2023, is as follows:

	June 30, 2024		December 31, 2023
	Number of warrants	Weighted average exercise price	Number of warrants	Weighted average exercise price
Outstanding, beginning of period	119,626,027	$0.09	101,165,012	$0.09
Issued	43,614,402	0.06	18,461,015	0.07
Exercised	-	-	-	-
Cancelled	(32,270,021)	0.07	-	-
Outstanding, end of period	130,970,408	0.08	119,626,027	$0.09

The following table summarizes warrants outstanding as of June 30, 2024, and December 31, 2023:

Expiry date	Currency	Exercise price	June 30, 2024	December 31, 2023
September 13, 2024	USD	0.10	26,488,733	26,488,733
September 27, 2024	USD	0.10	13,152,909	13,152,909
October 21, 2024	USD	0.10	31,672,632	31,672,632
February 17, 2024	USD	0.067	-	16,044,774
March 8, 2024	USD	0.067	-	13,805,964
November 2, 2024	USD	0.070	16,041,732	18,461,015
February 16, 2025	USD	0.06	15,696,882	-
March 8, 2029	USD	0.056	23,809,522	-
March 8, 2029	USD	0.056	4,107,998	-
Outstanding at the end of the period			130,970,408	119,626,027

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements

For the three and six months ended June 30, 2024 and 2023

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

There was no activity for Restricted share units ("RSU") during the six months ended June 30, 2024, and 2023.

During the six months ended June 30, 2024, an amount of $Nil (2023 - $162) was reversed out of share-based payments related to the cancellations of RSU's. The RSU's were tied to the Chaco Bear and Ashton property option agreements which was terminated on June 1, 2023 as a result, the RSU's were also cancelled.

The continuity of the number of RSUs issued and outstanding as of June 30, 2024, and December 31, 2023, is as follows:

Number of RSUs
Outstanding at December 31, 2022	5,333,334
Cancelled	(5,333,334)
Outstanding at June 30, 2024, and December 31, 2023	-

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements

For the three and six months ended June 30, 2024 and 2023

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

11. RELATED PARTY TRANSACTIONS

The Company's related parties include its directors and officers whose remuneration was as follows, subject to change of control provisions for officers:

	Three months ended June 30		Six months ended June 30
	2024	2023	2024	2023
Salaries	$99	$115	$212	$230
Directors' fees	-	-	-	21
Share-based payments	-	(231)	281	(162)
Interest on convertible debenture	20	66	126	104
	$119	$(50)	$619	$193

Other transactions for the six months ended June 30, 2024

a) On February 16, 2024, former CEO, former CFO and directors of the Company restructured $407 of their existing convertible debentures into the New Debentures (Note 8). The debentures bear interest at a rate of 20% per annum and mature on February 16, 2025, and are convertible into shares of the Company at $0.06 (C$0.08) per share. Additionally, certain directors converted $259 of their existing convertible into 3,500,000 common shares at a price of $0.074 (Notes 8, 9).

b) On March 8, 2024, the former CFO and directors converted $1,541 of their outstanding convertible debentures into 36,675,478 common shares at a price of US$0.042 (Notes 8, 9).

c) On March 8, 2024, the Company recognized 36,675,478 Contingent Warrants for former CEO, former CFO, directors, and other related parties who converted their existing debentures into units. The value of the contingent warrants upon recognition was $570. The related parties will receive these warrants upon the Company's listing on the CSE (Note 8).

d) On March 8, 2024, former CFO and directors subscribed for 12,202,380 common shares for a total proceeds of $513 in relation of a private placement (Note 9). Additionally, the directors received 12,202,380 warrants with a value of $177 (Note 9).

e) As at June 30, 2024, the Company had $30 (December 31, 2023 - $290) in interest accrued relating to outstanding convertible debentures with directors and officers of the Company.

f) As at June 30, 2024, there was $Nil (December 31, 2023 - $11) in prepaid expenses to the former CEO of the Company relating to wages paid during the year for services subsequent to period end.

g) As at June 30, 2024, there was $12 (December 31, 2023 - $Nil) in accounts payable for CEO, and CFO of the Company relating to wages.

Other transactions for the six months ended June 30, 2023

h) During the six months ended June 30, 2023, certain directors of the Company subscribed for $1,135 of unsecured convertible debt in the third tranche (Note 9). The debentures bear interest at a rate of 14% per annum and mature on November 2, 2024, and are convertible into shares of the Company at $0.070 ($0.095 CAD) per share until January 2, 2024, and thereafter at $0.074 ($0.10 CAD) per share.

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements

For the three and six months ended June 30, 2024 and 2023

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

12. SEGMENTED INFORMATION

The Company operates in one reportable operating segment, being mineral exploration. Geographic segment information relating to the Company's mineral properties as at June 30, 2024, and December 31, 2023, is as follows:

	June 30, 2024			December 31, 2023
	Canada	USA	Total	Canada	USA	Total
Mineral properties	$-	$7,802	$7,802	$-	$7,647	$7,647

13.    COMMITMENTS

To acquire certain mineral property interests as per Note 4, the Company must make optional acquisition expenditures to satisfy the terms of existing option agreements, failing which the rights to such mineral properties will revert to the property vendors.

14. CONTINGENCIES

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

The US firms representing SPS completed the briefing on the Amended Petition for Judicial Review and filed the opening brief on the Complaint for Equitable Relief. The hearing on both matters will occur in early January 2025. The firms interviewed the likely witnesses in the matters and developed the Declarations in Support of the Equitable Relief briefing. The firms await the response brief from the State of Nevada which is due on or before September 6, 2024. Thereafter the firms will determine whether expert or other witness testimony is necessary to the pursuit of the matters.

Just as SPS did with the initial forfeiture decision that was remanded by the Court, SPS continues to diligently defend against the wrongful forfeiture of its water rights with clear evidence of the need for those water rights in mine remediation, production and reclamation

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements

For the three and six months ended June 30, 2024 and 2023

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

14. CONTINGENCIES (continued)

Contingency Warrants

On March 8, 2024, the Company settled a portion of its Existing Debentures with the issuance of units (Note 8). Certain directors and individuals did not receive warrants with their convertible debenture settlement and will receive these warrants upon the Company's listing on the CSE ("Contingent Warrants"). The Company expects to list in the near future, therefore management concluded that the issuance of the 41,707,215 Contingent Warrants is probable (Note 8).

15. FINANCIAL INSTRUMENT RISKS

The board of directors has overall responsibility for establishing and oversight of the Company's risk management framework. The Company examines the various financial instrument risks to which it is exposed and assesses the impact and likelihood of those risks. Financial instruments consist of cash and cash equivalents, accounts payable, accrued liabilities, lease liabilities, Rio Tinto deposit, SAFE notes, convertible debentures, derivative liabilities.

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

The carrying values of cash, accounts payable, accrued liabilities and Rio Tinto deposit approximate their fair values because of their immediate or short term to maturity and the Company's convertible debentures and lease liabilities are recorded at amortized cost.

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

For the three and six months ended June 30, 2024 and 2023

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

15. FINANCIAL INSTRUMENT RISKS (continued)

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

d)    Credit risk

Credit risk is the risk of a financial loss to the Company if a customer or counterparty to a financial instrument fails to meet its contractual obligations. The Company is exposed to credit risk through its cash and cash equivalents. Cash and cash equivalents are held in large Canadian and US financial institutions that have high credit ratings assigned by international credit rating agencies.

16. SUBSEQUENT EVENTS

In July 2024, the Company granted a total of 9,200,000 stock options exercisable at $0.058 (C$0.08) to certain officers and directors. 1,700,000 are fully vested on the grant date and 7,500,000 are subject to vesting milestones over five years.

In July 2024, 7,500,000 stock options issued to directors with grant dates from September 17, 2021 to July 21, 2023 were cancelled.

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

Lion Copper and Gold Corp.

Management's Discussion and Analysis

For the three and six months ended June 30, 2024

Dated: August 14, 2024

(In U.S. dollars)

Page 1 | 8

This Management's Discussion and Analysis ("MD&A") of Lion Copper and Gold Corp. and its wholly owned subsidiaries (collectively, "Lion CG" or the "Company"), dated August 14, 2024, should be read in conjunction with the condensed interim consolidated financial statements for the three and six months ended June 30, 2024 and audited consolidated financial statements for the year ended December 31, 2023, and related notes thereto which have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). All dollar amounts in this MD&A are United States dollars unless otherwise noted.

Additional information about Lion CG, including the Company's press releases, quarterly and annual reports is available through the Company's filings with the securities regulatory authorities in Canada at www.sedarplus.com or the United States Securities Exchange Commission ("SEC") at www.sec.gov/edgar. Information about mineral resources, as well as risks associated with investing in the Company's securities is contained in the Company's most recently filed 10-K.

Steve Dischler, CEO of the Company, is a Qualified Person under National Instrument 43-101 - Standards of Disclosure for Mineral Projects ("NI 43-101"), and has approved the scientific and technical information in this MD&A.

ABOUT LION CG

Lion Copper and Gold Corp., formerly Quaterra Resources Inc., is a Canadian-based Company advancing its 100% owned flagship copper projects at Yerington, Nevada through an option to earn-in agreement with Nuton LLC, a Rio Tinto Venture. The Company also looks for opportunities to acquire projects on reasonable terms that have the potential to host large mineral deposits attractive to major mining companies.

The Company is incorporated in British Columbia, Canada. Its registered and records offices are located at 1200 - 750 West Pender Street, Vancouver, British Columbia, Canada, V6C 2T8.

On November 22, 2021, the Company changed its name and began trading on the TSX Venture Exchange ("TSXV") under the symbol "LEO" and on the OTCQB Market under the symbol "LCGMF".

During the year ended December 31, 2022, the Company transitioned into the SEC reporting system because more than 50% of its outstanding voting common shares are held directly or indirectly by residents of the United States, and the majority of its directors are U.S. citizens. Consequently, the Company must adhere to the SEC's reporting and disclosure requirements, enhance financial and corporate governance and ensure greater transparency.

Effective April 27, 2022, the Company entered an option to earn-in agreement (the "Rio Agreement") with Rio Tinto America Inc. ("Rio Tinto"), to advance studies and exploration at the Company's copper projects in Mason Valley, Nevada. Under the Rio Agreement, Rio Tinto has the exclusive option to earn a 65% interest in the projects comprising Yerington, MacArthur, Wassuk, Bear and associated water rights (the "Mining Assets") for $50 million over three stages.

In addition, Rio Tinto evaluates the potential commercial deployment of its Nuton™ technologies at the site. Nuton™ offers copper heap leaching technologies developed by Rio Tinto to deliver greater copper recovery from mined ore and access new sources of copper, such as low-grade sulfide resources and reprocessing of stockpiles and mineralized waste. These technologies have the potential to deliver leading environmental performance through more efficient water usage, lower carbon emission, and the ability to reclaim mine sites by reprocessing waste.

The Rio Agreement was amended in October 2023 with Stage 2 being modified to Stage 2a and Stage 2b. The Company completed Stage 1 on December 22, 2022, Stage 2a on January 12, 2024, and is currently progressing in State 2b.

As of June 30, 2024, the Company has received $23 million accumulative funding from Rio Tinto, incurred $16.742 million expenditures, including $12.755 million in exploration, $3.318 million in general operating and $0.669 million in capital items under the Rio Agreement.

SELECTED FINANCIAL INFORMATION

(in thousands)	June 30, 2024	December 31, 2023
Financial Position:
Cash and cash equivalents	$8,318	$2,310
Working capital deficit	$(589)	$(2,854)
Investments	$894	$1,206
Mineral properties	$7,802	$7,647
Total assets	$17,261	$11,258
Total long-term liabilities	$19	$-

SUMMARY OF QUARTERLY RESULTS

(In thousands except for per share amount)	Q2'24	Q1'24	Q4'23	Q3'23	Q2'23	Q1'23	Q4'22	Q3'22
General administration	(1,358)	(1,821)	(1,161)	(2,148)	(723)	(877)	(515)	(795)
Fair value (loss) gain on derivative liabilities	(427)	680	(131)	6	1,421	(940)	377	17
Foreign exchange gain (loss)	(7)	(1)	(2)	-	-	-	(11)	12
Other Income	152	86	16	32	51	12	-	-
Loss on settlement of convertible notes	-	(1,695)	-	-	-	-	-	-
Gain on transfer of shares	-	-	-	-	-	22	19	-
Gain on settlement of debt	-	-	-	-	-	-	-	14
Accretion	(29)	(111)	(136)	(129)	(121)	(74)	(57)	(47)

Loss on revaluation of SAFE notes	-	-	-	-	-	(305)	(364)	-
NSR buy-down	-	-	-	-	-	-	-	250
Share of loss of investment in associate	(218)	(94)	(287)	3	22	(26)	(316)	(42)
Exploration Expenditures	(2,389)	(2,660)	(1,597)	(1,344)	(2,159)	(1,250)	(1,370)	(1,020)
Rio Tinto Deposit	3,102	3,218	1,682	1,262	2,250	1,322	1,104	464
Impairment of mineral properties	-	-	-	-	(602)	-	-	-

Loss on Extinguishment	-	(55)	-	-	-	-	-	-
Net income (loss)	(1,174)	(2,453)	(1,616)	(2,318)	139	(2,116)	(1,133)	(1,147)
Basic income (loss) per share	(0.00)	(0.01)	(0.01)	(0.01)	0.00	(0.01)	(0.00)	(0.00)

The Company's results have been driven by its general corporate and exploration activities. Other income and expenses fluctuate due to changes in the fair value of the Company's convertible notes and investment in associate.

The Company's results are also impacted, from time to time, by other non-recurring events arising from its ongoing activities, as discussed below, where applicable

RESULTS OF OPERATIONS

Preliminary Economic Assessment ("PEA")

On January 30, 2024, the Company announced the results of a PEA on its Yerington Copper Project. The PEA envisions an open pit mining strategy followed by a heap leach operation, enhanced by the application of Rio Tinto's Nuton technologies to process primary sulfide copper materials. Highlights of the PEA results include:

  Post-tax NPV7% of $356 million and IRR of 17.4%, calculated at a copper price of $3.85/lb.
  12-year open pit mine life encompassing operations at Yerington and MacArthur, with projected lifetime copper (Cu) production of 1.4 billion pounds, averaging 117 million pounds per year
  Initial capital expenditure of $413 million including all mine pre-production costs, with sustaining capital of $653 million
  Post-tax payback period of 5.0 years
  Average cash operating costs of $2.20/lb. copper payable
  Cumulative cashflow of $1.00 billion post-tax and $1.24 billion pre-tax on base case assumptions

Rio Agreement

On March 12, 2024, the Company announced the commencement of the Stage 2b and Stage 3 Programs of Work to advance the flagship Yerington Copper Project through completion of a Pre-Feasibility Study ("PFS") and progress permitting and exploration initiatives on the Bear Deposit.

PFS Work Programs

During the quarter ending June 30, 2024, PFS progressive work included exploration drilling, environmental and geotechnical studies, metallurgical testing and engineering.

Work to upgrade the mineral resource within the MacArthur mineral resource domain as represented in the PEA included contractor engagement to author the necessary sections of the PFS report as it refers to the MacArthur resource. The information from drilling, that includes 6,165 feet of drilling in 18 drill holes, was added to the MacArthur datasets and preparation for the resource model estimation was completed.

Two additional core drill holes were completed in the Yerington resource with a combined drill footage of 1,270 feet. One core hole reached 562 feet by March 31 and an additional 708 feet was drilled in April. A second core hole was completed to 634 feet and has been converted into a water level measuring station. The purpose of additional core drilling is to increase and upgrade the mineral resource along the margin of and beneath the Yerington pit. The mineral resource estimation will include adding recent drilling and newly discovered historical Anaconda drilling to the model, and by varying search distances to determine the influence on assigned mineral resource classes. The updated resource will be included in the PFS.

Yerington core drilling provided material for geomechanical testing, oriented core measurement and geotechnical logging to assess stability of pit slope design. A pit slope stability evaluation, including geotechnical pit bench mapping was initiated during Q2. Additional drill core samples were selected and delivered for metallurgical column leach test work and hydrodynamic leach characterization of Yerington sulfide material. Drill core samples were submitted for laboratory tests to characterize the geochemistry of planned mined materials.

Additional geotechnical and exploration drilling on the Yerington Site to support the PFS are in the planning stages. The timing and scope of additional drilling is dependent on receipt of permits from NDEP, as discussed in the next section.

Permitting and Environmental

During the quarter ending June 30, 2024, the following material permit related activities occurred:

  On May 21, 2024, SPS submitted to Nevada Division of Environmental Protection (NDEP) a revised application for a major modification to the Yerington Mine Exploration Reclamation Permit #0321. As of June 30, 2024, the revised permit had not been received by SPS.
  On May 31, 2024, SPS submitted to NDEP an application for a Temporary Discharge Permit to allow exploration drilling into the bottom of the Yerington Pit Lake from a barge platform that would be constructed and floated on the surface of the pit lake. As of June 30, 2024, the permit had not been received by SPS.
  On June 18, 2024, SPS received a Surface Air Disturbance Permit for the MacArthur Mine Exploration Project from NDEP.
  On June 18, 2024, SPS received a Surface Air Disturbance Permit for the Yerington Mine Exploration Project from NDEP.
  On June 21, 2024, SPS received a decision notice from the Bureau of Land Management (BLM) authorizing exploration drilling on public lands administered by the BLM at the Yerington Mine Project.
  On June 27, 2024, SPS received a Stormwater Construction General permit for the Yerington Mine Exploration Project from NDEP.
  On June 27, 2024, SPS received a Stormwater Construction General permit for the MacArthur Mine Exploration Project from NDEP.

All permits either applied for or received during the period are aligned to the Stage 2B and 3 work plan requirements. For those permits that SPS has applied for but not yet received, the Company continues to work cooperatively and proactively with NDEP to facilitate permit issuance in a timely manner.

Water Rights

On July 23, 2021, the Company received notice from the State of Nevada that three water rights permits had been forfeited. Further, the application for an extension of time to prevent forfeiture of a fourth certificate was denied. On August 20, 2021, the Company filed a Petition for Judicial Review of the Forfeiture Notice and has retained legal counsel to undertake the appeal process. SPS subsequently filed and was granted a Stay of the Forfeiture Notice on September 15, 2021. SPS filed its Opening Brief on March 28, 2022. The State Engineer filed its Answering Brief on July 8, 2022. SPS filed its Reply Brief on August 25, 2022. A hearing regarding the status of the forfeiture appeal was held in the Third Judicial Court District in Lyon County on November 4, 2022. On December 6, 2022, the Judge remanded the case back to the State for further written findings based on issues raised at the hearing.

On August 30, 2023, SPS received written notice from the Nevada State Engineer in response to the Remand Order that the three water rights applications for Extensions of Time were denied and declared forfeited. The fourth certificate was not forfeited although the Extension of Time has not yet been approved.

The US firms representing SPS completed the briefing on the Amended Petition for Judicial Review and filed the opening brief on the Complaint for Equitable Relief. The hearing on both matters will occur in early January 2025. The firms interviewed the likely witnesses in the matter and developed the Declarations in Support of the Equitable Relief briefing. The firms await the response brief from the State of Nevada which is due on or before September 6, 2024. Thereafter the firms will determine whether expert or other witness testimony is necessary to the pursuit of the matters.

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

The US firms representing SPS completed the briefing on the Amended Petition for Judicial Review and filed the opening brief on the Complaint for Equitable Relief. The hearing on both matters will occur in early January 2025. The firms interviewed the likely witnesses in the matter and developed the Declarations in Support of the Equitable Relief briefing. The firms await the response brief from the State of Nevada which is due on or before September 6, 2024. Thereafter the firms will determine whether expert or other witness testimony is necessary to the pursuit of the matters.

Just as SPS did with the initial forfeiture decision that was remanded by the Court, SPS continues to diligently defend against the wrongful forfeiture of its water rights with clear evidence of the need for those water rights in mine remediation, production and reclamation.

FALCON COPPER CORP.

Blue Copper Project, Montana

The Blue Copper project is a Butte-style copper-gold system in Powell County and Lewis & Clark County in Montana, located 45 miles north of the world famous Butte, Montana copper mines. District-scale land consolidation almost completely encompasses  a prolific placer gold system with extensive copper showings.

Schell Creek Project, Nevada

The Schell Creek Project is composed of the Cabin and Muncy Properties in White Pine County, Nevada, which represent two immediately adjacent copper targets composed of approximately 15,000 acres of mineral claims.

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
  pay an additional payment commitment of $51,000 by July 1, 2024 (Paid as a subsequent event);
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

Pioneer is an approximate 1,300 acre covered target area prospective for high grade primary or enriched porphyry copper mineralization located within Arizona’s prolific Copper Triangle - within 10 miles of the Resolution & Ray mines.

Groundhog, Alaska

The Groundhog prospect lies on the Alaskan peninsula on state lands, within an established copper porphyry belt 200 miles southwest Anchorage.

 Reconnaissance

FCC incurred reconnaissance evaluation expenditures on targets in Nevada, Arizona and Montana in order to determine whether they warranted further pursuit.

BLUE COPPER ROYALTIES, LLC

Blue Copper Royalties, LLC holds the Butte Valley Royalty and the Nieves interest.

The Butte Valley Royalty is represented by a 1.0% NSR, subject to a buy-down to a 0.5% NSR in exchange for an aggregate payment of $15,000,000.

The Nieves Interest is represented by a 5% net profits interest associated with the Nieves Silver property in Mexico.

Operating and Other Expenses

For the six months ended June 30, 2024, the Company incurred operating expenses of $1.908 million compared to $1.437 million in the prior period. The increase of $0.471 million is primarily due to professional fees in the current period related to convertible debenture and water rights dispute.

During the six months ended June 30, 2024, the Company recognized a $1.75 million loss on debenture conversion and repayment. The Company also recorded $0.66 million share-based payments expense versus a $0.136 million recovery in the same prior period resulting from the RSU cancellation.

LIQUIDITY AND CAPITAL RESOURCES

The Company is an exploration stage company that has not earned any production revenue. Its operations have been dependent mainly on the Rio-Tinto agreement and private placements in the last few years without diluting shareholders' value. The Company may have capital requirements in excess of its currently available resources and may be required to seek additional financing. There can be no assurance that the Company will have sufficient financing to meet its future capital requirements or that additional financing will be available on terms acceptable to the Company in the future.

The following table summarizes the Company's cash flows for the six months ended June 30, 2024, and 2023:

(In thousands)	2024	2023
Cash provided by operating activities	$4,490	$2,605
Cash used in investing activities	(155)	(259)
Cash provided by financing activities	1,673	3,406
Increase in cash and cash equivalents	6,008	5,752
Cash and cash equivalents, beginning of period	2,310	1,365
Cash and cash equivalents, end of period	$8,318	$7,117

As of June 30, 2024, the Company had cash and cash equivalents of $8.318 million (December 31, 2023 - $ 2.31 million) and working capital deficit of $0.589 million (December 31, 2023 - $2.854 million). The decrease in the working capital deficit of $2.265 million is primarily due to the increase in cash and cash equivalents of $6.008 million which was offset by an increase in the Rio Tinto deposit of $4.901 million.

As of June 30, 2024, the Company had convertible debentures with a face value of $1.011 million and a carrying value of $0.932 million.

On February 16, 2024, the Company issued new convertible debentures totaling $0.941 million to replace the existing debentures. The new debentures will have, a maturity date of 12 months; bear interest at a rate of 20% per annum, non-compounding, and accrued interest or may be converted into common shares of the Company at a conversion price equal to $0.06 (C$0.08) per share, or at the holder's option into common shares the Company owns of Falcon Butte at $0.25 (C$0.32) per share; and one Warrant will be issued for every $0.06 of principal new debentures issued. New debentures holders also received 15,696,883 share purchase warrants, exercisable at $0.06 (C$0.08) per share which expire on February 16, 2025.

On March 8, 2024, the Company issued 4,107,998 units and 41,707,215 common shares to settle $1.924 million of existing debenture debt. The existing debenture holders converted their principal and interest into units of the Company at $0.045 (C$0.06) per Unit. Each Unit is comprised of one common share and one share purchase warrant. Each warrant is exercisable into one additional common share at a price of $0.06 (C$0.08) per share for a period of 5 years from the date of issuance.

Certain directors and individuals did not receive warrants with their convertible debenture settlement and will receive these warrants upon the Company's listing on the CSE ("Contingent Warrants"). The Company expects to list in the near future, therefore management concluded that the issuance of the 41,707,215 Contingent Warrants is probable. As such, the fair value of the warrants as of March 8, 2024, of $0.648 million was recognized as a derivative liability at issuance

Additionally, on March 8, 2024, the Company repaid convertible debentures of a total of $0.831 million in cash.

The Company has no operating revenues and therefore must utilize its cashflows from financing transactions to maintain its capacity to meet ongoing operating activities.

TRANSACTIONS WITH RELATED PARTIES

The Company's related parties include its directors and officers whose remuneration was as follows, subject to change of control provisions for officers:

(In thousands)	Six months ended June 30, 2024	Six months ended June 30, 2023
Salaries (1)	$212	$230
Director's fees (2)	-	21
Share-based payments (3)	281	(162)
Interest on convertible debenture (4)	126	104
	$619	$193

(1) Charles Travis Naugle, Former CEO, Director - $104 (2023 - $125); Stephen Goodman, Former CFO, Director - $83 (2023 - $105); Steven Dischler, CEO - $17 (2023 - $-); Lei Wang, CFO $8 (2023 - $-).

(2) Thomas Pressello, Former Director - $Nil (2023 - $ 21).

(3) Charles Travis Naugle, Former CEO, Director - $Nil (2023 - ($81)); Stephen Goodman, Former CFO Director - $66 (2023 - ($81)); Tony Alford, Director - $215 (2023 - $Nil).

(4) Charles Travis Naugle, Former CEO, Director - $40 (2023 - $16); Tony Alford, Director - $79 (2023 - $84); Ekaterina Naugle, spouse of a director - $5 (2023 - $2); Stephen Goodman, Former CFO, Director $2 (2023 - $1); Thomas Pressello, Director - $Nil (2023 - $1)

These transactions have occurred in the normal course of the business and are measured at the equivalent amount of the services rendered.

Other transactions for the six months ended June 30, 2024

a) On February 16, 2024, the former CEO, former CFO and directors of the company restructured $407,000 of their existing convertible debentures into the New Debentures. The debentures bear interest at a rate of 20% per annum and mature on November 16, 2025, and are convertible into shares of the Company at $0.06 (C$0.08) per share. Additionally, certain directors converted $259 of their existing convertible into 3,500,000 common shares at a price of $0.074.

b) On March 8, 2024, the former CFO and directors converted $1,541,000 of their outstanding convertible debentures into 36,675,478 common shares at a price of US$0.042.

c) On March 8, 2024, the Company recognized 36,675,478 Contingent Warrants for former CEO, former CFO, directors, and other related parties who converted their existing debentures into units. The value of the contingent warrants upon recognition was $570,000. The related parties will receive these warrants upon the Company's listing on the CSE.

d) On March 8, 2024, the former CFO and directors subscribed for 12,202,380 common shares for a total proceeds of $513,000 in relation of a private placement. Additionally, the directors received 12,202,380 warrants with a value of $177,000.

e) As at June 30, 2024, the Company had $30,000 (December 31, 2023 - $290,000) in interest accrued relating to outstanding convertible debentures with directors and officers of the Company.

f) As at June 30, 2024, there was $Nil (December 31, 2023 - $11,000) in prepaid expenses to the former CEO of the Company relating to wages paid during the year for services subsequent to period end.

g) As at June 30, 2024, there was $12,000 (December 31, 2023 - $Nil) in accounts payable for CEO, and CFO of the company relating to wages.

OUTSTANDING SHARE INFORMATION

As of August 14, 2024, the Company has:

  385,855,710 common shares
  58,021,020 stock options
  130,970,408 warrants

OFF - BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements.

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

Item 5. Other Information

Not applicable.

Item 6. Exhibits

3.1(1)	Certificate of Incorporation and Certificates of Change of Name

3.2	Notice of Articles dated July 29, 2024 (filed herewith)

3.3(2)	Articles dated June 21, 2018

31.1	Certification of the Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934 (filed herewith)

31.2	Certification of the Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934 (filed herewith)

32.1	Section 1350 Certification of the Principal Executive Officer (filed herewith)

32.2	Section 1350 Certification of the Principal Financial Officer (filed herewith)

101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

________________

(1) Previously filed as exhibit to the Form 10-K filed March 31, 2023 and incorporated herein by reference.

(2) Previously filed as exhibit to the Form 20-F filed April 28, 2020 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 16, 2024

LION COPPER AND GOLD CORP.
(Registrant)

By:	/s/ Steven Dischler
Steven Dischler
Principal Executive Officer

By:	/s/ Lei Wang
Lei Wang
Principal Financial Officer