Form 10-Q
period 2024-09-30
LION COPPER & GOLD CORP.
filed 2024-11-14
CIK 1339688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

775-463-9600

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of November 14, 2024, the registrant's outstanding common stock consisted of 411,011,264 shares.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Lion Copper and Gold Corp.

Condensed Interim Consolidated Financial Statements

For the three and nine months ended September 30, 2024 and 2023

(Expressed in thousands of U.S. Dollars except for shares and per share amounts)

(Unaudited)

Lion Copper and Gold Corp. Condensed Interim Consolidated Balance Sheets As at September 30, 2024, and December 31, 2023 (Unaudited - In thousands of U.S. Dollars)

	Note	September 30, 2024	December 31, 2023

ASSETS
Current assets
Cash and cash equivalents		$5,487	$2,310
Other receivables		20	14
Prepaid and deposit		110	62
		5,617	2,386

Other receivables		10	10
Mineral properties	4,12	7,857	7,647
Reclamation bonds		9	9
Investment in associate	5	789	1,206
Right of use asset		50	-
Total assets		$14,332	$11,258

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities		$665	$163
Rio Tinto deposit	4	3,989	1,357
Derivative liabilities	7	327	176
Convertible debentures	7,8,11	1,010	3,544
Lease liabilities - current		42	-
		6,033	5,240

Lease liabilities		8	-
Total liabilities		6,041	5,240

Stockholders' equity
Share capital, no par value, unlimited common shares authorized; 385,855,710 issued and outstanding (2023 – 309,667,975)	9	109,334	105,396
Additional paid-in capital	10	25,143	24,168
Deficit		(129,915)	(126,663)
Non-controlling interest	6	3,729	3,117
Total stockholders' equity		8,291	6,018
Total liabilities and stockholders' equity		$14,332	$11,258

NATURE OF OPERATIONS AND GOING CONCERN (Note 1)

COMMITMENTS (Note 13)

CONTINGENCIES (Note 14)

SUBSEQUENT EVENT (Note 16)

Approved on behalf of the Board of Directors on November 14, 2024:

/s/ "Thomas Patton"	/s/ "Tony Alford"
Director	Director

The accompanying notes form an integral part of these condensed interim consolidated financial statements.

2 | Page

Lion Copper and Gold Corp.
Condensed Interim Consolidated Statements of Operations and Comprehensive Loss
For the three and nine months ended September 30, 2024, and 2023
(Unaudited - In thousands of U.S. Dollars, except for shares and per share amounts)

		Three months ended September 30,		Nine months ended September 30,
	Note	2024	2023	2024	2023

Operating expenses
Exploration expenditures	4	$1,591	$1,344	6,640	$4,753
General office		129	35	369	117
Interest		48	117	189	316
Insurance		-	22	-	56
Investor relations and corporate development		71	15	94	21
Professional fees		563	333	1,681	974
Rent		-	4	-	12
Salaries and benefits	11	452	324	1,331	998
Share-based payments	10,11	129	1,269	789	1,133
Transfer agent and regulatory		38	10	98	74
Travel		72	19	130	47
Rio Tinto Deposit	4	(2,336)	(1,262)	(8,656)	(4,834)
Operating loss		(757)	(2,230)	(2,665)	(3,667)

Non-operating Income/(expenses)
Fair value gain on derivative liabilities	7	439	6	692	487
Foreign exchange loss		(4)	-	(12)	-
Accretion expense	8	(31)	(129)	(171)	(324)
Gain on transfer of shares	5	-	-	-	22
Loss on revaluation of SAFE notes		-	-	-	(305)
Share of income (loss) in associate	5	(105)	3	(417)	(1)
Interest and other income		95	32	333	95
Impairment of mineral properties	4	-	-	-	(602)
Loss on conversion	8	-	-	(1,690)	-
Loss on repayment of convertible debentures	8	-	-	(5)	-
Loss on extinguishment of convertible debentures	8	-	-	(55)	-
		394	(88)	(1,325)	(628)
Net loss and comprehensive loss for the period		$(363)	$(2,318)	$(3,990)	$(4,295)

Net loss and comprehensive loss attributed to:
Stockholders of the Company		$(34)	$(2,060)	$(3,252)	$(3,588)
Non-controlling interest	6	$(329)	$(258)	$(738)	$(707)

Loss per share, basic and diluted		$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of shares outstanding - basic and diluted		385,855,710	309,602,758	366,463,027	309,579,697

The accompanying notes form an integral part of these condensed interim consolidated financial statements.

3 | Page

Lion Copper and Gold Corp.
Condensed Interim Consolidated Statements of Changes in Equity
For the three and nine months ended September 30, 2024 and 2023
(Unaudited - In thousands of U.S. Dollars, except for shares)

	Notes	Common shares	Share capital	Additional paid-in capital	Deficit	Non-controlling interest	Total stockholders' equity
Balance at December 31, 2022		309,567,975	$105,384	$23,043	$(121,834)	$388	$6,981
Share-based payments	10	-	-	1,133	-	-	1,133
Exercise of options		100,000	12	(8)	-	-	4
Issuance of common shares of FCC	6	-	-	-	-	3,536	3,536
Net loss for the period		-	-	-	(3,588)	(707)	(4,295)
Balance at September 30, 2023		309,667,975	$105,396	$24,168	$(125,422)	$3,217	$7,359

Balance at December 31, 2023		309,667,975	$105,396	$24,168	$(126,663)	$3,117	$6,018
Private placement		23,809,522	654	-	-	-	654
Private placement - share issuance cost		-	(27)	-	-	-	(27)
Conversion of convertible debentures - original	8	3,500,000	234	-	-	-	234
Conversion of convertible debentures - induced	8	45,815,213	2,723	-	-	-	2,723
Issuance of warrants	8	-	-	359	-	-	359
Exercise of options	10	3,063,000	354	(173)	-	-	181
Share-based payments	10	-	-	789	-	-	789
Issuance of common shares of FCC	6	-	-	-	-	1,350	1,350
Net loss for the period		-	-	-	(3,252)	(738)	(3,990)
Balance at September 30, 2024		385,855,710	$109,334	$25,143	$(129,915)	$3,729	$8,291

The accompanying notes form an integral part of these condensed interim consolidated financial statements.

4 | Page

Lion Copper and Gold Corp.
Condensed Interim Consolidated Statements of Changes in Equity
For the three and nine months ended September 30, 2024 and 2023
(Unaudited - In thousands of U.S. Dollars, except for shares)

	Notes	Common shares	Share capital	Additional paid-in capital	Deficit	Non-controlling interest	Total stockholders' equity
Balance at June 30, 2023		309,567,975	$105,384	$22,907	$(123,362)	$3,475	$8,404
Share-based payments	10	-	-	1,269	-	-	1,269
Exercise of options		100,000	12	(8)	-	-	4
Issuance of common shares of FCC	6	-	-	-	-	-	-
Net loss for the period		-	-	-	(2,060)	(258)	(2,318)
Balance at September 30, 2023		309,667,975	$105,396	$24,168	$(125,422)	$3,217	$7,359

Balance at June 30, 2024		385,855,710	$109,334	$24,655	$(129,881)	$4,058	$8,166
Issuance of warrants	8	-	-	359	-	-	359
Share-based payments	10	-	-	129	-	-	129
Net loss for the period		-	-	-	(34)	(329)	(363)
Balance at September 30, 2024		385,855,710	$109,334	$25,143	$(129,915)	$3,729	$8,291

The accompanying notes form an integral part of these condensed interim consolidated financial statements.

5 | Page

Lion Copper and Gold Corp. Condensed Interim Consolidated Statements of Cash Flow For the nine months ended September 30, 2024, and 2023 (Unaudited - In thousands of U.S. Dollars)

	For the nine months ended September 30,
	2024	2023

Cash flows provided by operating activities
Loss for the period	$(3,990)	$(4,295)
Non-cash transactions:
Interest expense	189	316
Accretion expense	171	324
Fair value gain on derivative liabilities	(692)	(487)
Gain on transfer of investment shares	-	(22)
Share of loss of investment in associate	417	1
Wages settled through transfer of investment shares	-	33
Share-based payments	789	1,133
Loss on revaluation of SAFE notes	-	305
Impairment of mineral properties	-	602
Loss on conversion of convertible debentures	1,690	-
Loss on repayment of convertible debentures	5	-
Loss on extinguishment of convertible debentures	55	-
Amortization of ROU asset	13	-
Changes in operating assets and liabilities:
Other receivables	(6)	1
Accounts payable and accrued liabilities	502	(99)
Prepaid and deposit	(48)	(40)
Rio Tinto deposit	2,632	2,684
Lease liabilities	(13)	-
Net cash provided by operating activities	1,714	456

Cash flows used in investing activities
Capitalized expenditures on mineral properties	(210)	(270)
Reclamation bond	-	14
Net cash used in investing activities	(210)	(256)

Cash flows provided by financing activities
Proceeds from convertible debentures	-	1,306
Proceeds from FCC SAFE notes	-	100
Proceeds for issuance of common shares of FCC	1,350	2,000
Proceeds from private placement	1,000	-
Share issuance costs	(27)	-
Repayment of convertible debentures	(831)	-
Exercise of options	181	4
Net cash provided by financing activities	1,673	3,410
Increase in cash and cash equivalents	3,177	3,610
Cash and cash equivalents, beginning of period	2,310	1,365
Cash and cash equivalents, end of period	$5,487	$4,975

Supplemental cash flow information
Shares issued for conversion of SAFE notes	-	1,536
Shares issued for convertible debentures	2,957	-

The accompanying notes form an integral part of these condensed interim consolidated financial statements.

6 | Page

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements

For the three and nine months ended September 30, 2024 and 2023

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

1. NATURE OF OPERATIONS AND GOING CONCERN

Lion Copper and Gold Corp. (together with its subsidiaries, "Lion CG" or the "Company") is a Canadian-based Company advancing its flagship copper assets at Yerington, Nevada through an option to earn-in agreement with Nuton LLC, a Rio Tinto venture. The Company was incorporated in British Columbia, Canada on May 11, 1993. Its registered and records offices are located at 1200 - 750 West Pender Street, Vancouver, British Columbia, Canada, V6C 2T8. On November 22, 2021, the Company changed its name from Quaterra Resources Inc. with a new trading symbol "LEO". On September 19, 2024, the Company voluntarily delisted its common shares from the TSX Venture Exchange ("TSXV") and were subsequently listed on the Canadian Securities Exchange ("CSE") under the same symbol "LEO" and continues to trade on the OTCQB Market under the symbol "LCGMF".

The Company acquires its mineral properties through option or lease agreements and capitalizes acquisition costs related to the properties but expense exploration and evaluation costs unless a proven or probable reserve can be established. The underlying value of the amounts recorded as mineral properties does not reflect current or future values. The Company's continued existence depends on discovering economically recoverable mineral reserves and obtaining the necessary funding to advance these properties.

These Condensed Interim Consolidated Financial Statements ("Interim Financial Statements") are prepared on a going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for at least twelve months from the reporting date. As of September 30, 2024, the Company had cash and cash equivalents of $5,487 (December 31, 2023 - $2,310), working capital deficit of $416 (December 31, 2023 - $2,854) and an accumulated deficit of $129,915 (December 31, 2023 - $126,663).

The Company has no source of revenue and has significant requirements to maintain its mineral property interests and meet its obligations as they come due. Although the Company has raised funds in the past through debt, equity and strategic investors, there is no assurance that such financing will be available. If adequate financing is not available or cannot be obtained on a timely basis, the Company may be required to delay, reduce the scope of, or eliminate one or more of its exploration programs, or relinquish its rights under the existing option and acquisition agreements. The above factors represent material uncertainties that cast substantial doubt on the Company's ability to continue as a going concern.

If the going concern assumptions were not appropriate for these Interim Financial Statements, adjustments would be necessary to the carrying values of assets, liabilities, the reported expenses, and the consolidated balance sheet classifications used. Such adjustments could be material.

2. BASIS OF PRESENTATION

Statement of compliance

The Interim Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") including the accounts of the Company and its subsidiaries. All intercompany accounts and transactions were eliminated upon consolidation.

These Interim Financial Statements have been prepared on a historical cost and accrual basis except for certain financial instruments measured at fair value and the cash flow, respectively.

The Company consolidates an entity when it has power over that entity, is exposed, or has rights, to variable returns from its involvement with that entity and can affect those returns through its control over that entity.

The Interim Financial Statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2023.  The interim period results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year.

7 | Page

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements

For the three and nine months ended September 30, 2024 and 2023

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

These Interim Financial Statements include the financial statements of Lion CG and its subsidiaries:

Lion Copper and Gold Corp (Reporting BC & Alberta)

Quaterra Alaska Inc. (Alaska, Nevada) - 100%

Singates Peak Services LLC (Nevada) - 100%	Falcon Copper Corp (formerly BCRC) (Wyoming) - 43.46%	Blue Copper Royalties LLC (Wyoming) - 48.8%

Falcon Copper Services LLC (Wyoming) 100% by FCC		Blue Copper LLC (Montana) - 100% by FCC

On October 4, 2021, Blue Copper LLC was incorporated in Montana, USA and acquired Blue Copper Prospect in Powell County and Lewis & Clark County in Montana.

On April 5, 2022, Quaterra Alaska sold its two options to acquire the Butte Valley property to Falcon Butte Minerals Corp. ("Falcon Butte"), formerly 1301666 B.C. Ltd., for $500 cash and 16,049,444 shares in Falcon Butte represented 25.54% of shares outstanding (Note 5).

On December 13, 2022, Quaterra Alaska transferred its 100% interest in Blue Copper LLC, a 90% interest in the Groundhog property in Alaska, a 5% net profit interest associated with the Nieves silver property in Mexico, and Butte Valley royalty to Falcon Copper Corp., ("FCC") formerly, Blue Copper Resources Corp. in exchange for 57,513,764 common shares of FCC, represented 79.3% of the FCC's then-issued and outstanding shares (Note 6).

On August 25, 2023, Blue Copper Royalties LLC was incorporated in Wyoming and on September 6, 2023, FCC transferred the Butte Valley royalty and interest in Nieves to Blue Copper Royalties.

3.      SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies applied in the preparation of these Interim Financial Statements are consistent with the accounting policies disclosed in Note 3 of the Company's audited consolidated financial statements for the year ended December 31, 2023.

In preparing these Interim Financial Statements, management has made judgements, estimates and assumptions that affect the applicability of the Company's accounting policies.  In preparing these Interim Financial Statements, the significant estimates and critical judgments were the same as those applied to the audited consolidated financial statements as at and for the year ended December 31, 2023.

During the year ended December 31, 2023 and the nine months ended September 30, 2024, the Company's ownership in FCC dropped below 50% and management assessed control still exists and thus continues to consolidate FCC. In the absence of majority holdings, the Company will continue to consolidate FCC as the Company has majority representation on the board of directors and management of FCC.

8 | Page

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements

For the three and nine months ended September 30, 2024 and 2023

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

4. MINERAL PROPERTIES

        Total mineral property acquisition costs are listed in the table below:

	Singatse Peak Services ("SPS")					Lion CG ("LCG")	Falcon Copper Corp. ("FCC")

(In thousands of U.S dollars)	MacArthur	Yerington	Bear	Wassuk	Copper Canyon	Chaco Bear & Ashton	Blue Copper	Muncy	Total
	$	$	$	$	$	$	$	$	$
Balance December 31, 2022	2,489	1,195	1,575	1,405	-	602	618	-	7,884
Acquisition costs	-	-	231	-	10	-	260	95	596
Impairment	-	-	-	-	-	(602)	-	-	(602)
Paid by Rio Tinto	-	-	(231)	-	-	-	-	-	(231)
Total additions (disposals) for the year	-	-	-	-	10	(602)	260	95	(237)
Balance December 31, 2023	2,489	1,195	1,575	1,405	10	-	878	95	7,647

Acquisition costs	-	-	131	-	-	-	150	60	341
Paid by Rio Tinto	-	-	(131)	-	-	-	-	-	(131)
Total additions for the period	-	-	-	-	-	-	150	60	210
Balance September 30, 2024	2,489	1,195	1,575	1,405	10	-	1,028	155	7,857

The Company owns a 100% interest in the MacArthur, Yerington and Wassuk properties and has an option to earn a 100% interest in the Bear property in Nevada. During the year ended December 31, 2023, the Company terminated its option to earn a 100% interest in the Chaco Bear and Ashton properties in British Columbia.

9 | Page

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements

For the three and nine months ended September 30, 2024 and 2023

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

Total exploration expenditures recorded on the condensed interim consolidated statements of operations and comprehensive income (loss) are listed in the tables below:

Exploration expenditures incurred for the nine months ended September 30, 2024

	Singatse Peak Services				Falcon Copper Corp
(In thousands of U.S. dollars)	MacArthur	Yerington	Bear	Wassuk	Blue Copper	Muncy	Other	Total
	$	$	$	$	$	$	$	$
Property maintenance	197	710	-	80	165	62	82	1,296
Assay & Labs	180	90	49	-	-	-	-	319
Drilling	366	1,284	1,466	-	-	-	-	3,116
Environmental	42	572	-	-	-	-	-	614
Geological & mapping	-	-	-	-	-	3	-	3
Geophysical surveys	-	45	-	-	-	29	-	74
Technical study	-	1,149	-	-	-	-	-	1,149
Field support	-	1	18	-	43	-	7	69
Total expenses incurred	785	3,851	1,533	80	208	94	89	6,640
Total Expenditures funded by Rio Tinto	(785)	(3,851)	(1,533)	(80)	-	-	-	(6,249)
Total Expenditures funded by Lion CG	-	-	-	-	208	94	89	391

10 | Page

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements

For the three and nine months ended September 30, 2024 and 2023

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

Exploration expenditures incurred for the nine months ended September 30, 2023

	Singatse Peak Services						Lion CG	Falcon Copper Corp
(In thousands of U.S dollars)	MacArthur	Yerington	Bear	Wassuk	Prospects	Copper Canyon	Chaco Bear & Ashton	Groundhog	Blue Copper	Other	Total
	$	$	$	$	$	$	$	$	$	$	$
Property maintenance	165	72	-	57	1	-	-	-	209	-	504
Assay & Labs	65	21	52	-	59	-	-	-	-	-	197
Drilling	191	3	1,325	-	304	-	-	-	-	-	1,823
Environmental	5	260	-	-	-	-	-	-	-	-	265
Geological & mapping	-	-	-	-	-	-	-	-	4	-	4
Geophysical surveys	2	5	23	-	-	-	-	-	17	138	185
Technical study	-	992	-	-	-	1	-	-	3	-	996
Field support	-	1	75	-	1	-	-	45	488	169	779
Total expenses incurred	428	1,354	1,475	57	365	1	-	45	721	307	4,753
Total Expenditures funded by Rio Tinto	(428)	(1,354)	(1,475)	(57)	(365)	-	-	-	-	-	(3,679)
Total Expenditures funded by Lion CG	-	-	-	-	-	1	-	45	721	307	1,074

11 | Page

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements

For the three and nine months ended September 30, 2024 and 2023

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

a)    Option Agreement with Rio Tinto

On March 18, 2022, the Company entered into an Option Agreement, as amended, with Rio Tinto America Inc. ("Rio Tinto") whereby Rio Tinto has the exclusive option to earn an initial 65% interest in the assets comprising Yerington, MacArthur, Wassuk, Bear, and associated water rights (the "Mining Assets") by funding a three-stage programs of work up to the completion of a feasibility study not to exceed an aggregate amount of $59,000.

Such initial interest may be further increased upon the terms and conditions set forth in the Option Agreement.

In addition, Rio Tinto will evaluate the potential commercial deployment of its Nuton™ technologies at the Company's project site.

The Option Agreement was effective on April 27, 2022, when TSXV approved it.

On May 16, 2022, Stage 1 Program of Work was approved, including metallurgical testing, MacArthur project engineering scoping studies, and 6,500 feet drilling. Rio Tinto provided Stage 1 funding of $4,000. Stage 1 was completed on December 22, 2022.

On January 5, 2023, the scope of Stage 2 Program of Work was approved, including Yerington Site engineering studies, and 17,000 feet drill program to evaluate high priority exploration targets. As a result, Rio Tinto provided Stage 2 funding of $5,000 and an advance of $2,500 from Stage 3. The Company completed the Stage 2 Program of Work on January 12, 2024.

On October 5, 2023, Stage 2 was amended and divided into Stage 2a, comprised work completed to original January 12, 2024 end date, and Stage 2b covering the extend term to September 12, 2024 to allow completion of a pre-feasibility study incorporating Rio Tinto's NutonTM technologies. On January 4, 2024, $11,500 was received from Rio Tinto relating to the Stage 2b and the Stage 3 Programs of Work.

Stage 2b provided funding of $10,000 for completion of a pre-feasibility study for the Yerington Copper Project and a further $1,500 for exploration at the Bear deposit. A total of $11,500 was received on Jan 4, 2024.

The Parties agree that Lion CG may allocate $50 per month for its corporate G&A expenses from the funds paid under the payments above (if any) and such allocation will be detailed in the relevant Program of Work Agreement(s).

12 | Page

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements

For the three and nine months ended September 30, 2024 and 2023

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

A continuity of the Company's Rio Tinto deposit is as follows:

Balance December 31, 2022	$613
Proceeds received	7,500
Funds applied to reclamation deposit	(9)
Funds applied to capitalized acquisition costs	(231)
Funds applied to exploration expenditures	(4,739)
Funds applied to general operating expenditures	(1,777)
Balance December 31, 2023	$1,357

Proceeds received	11,500
Funds applied to prepaids	(81)
Funds applied to capitalized acquisition costs	(131)
Funds applied to exploration expenditures	(6,249)
Funds applied to general operating expenditures	(2,407)
Balance September 30, 2024	$3,989

b) MacArthur and Yerington Properties, Nevada

Located in the historic copper district of Yerington, Nevada, the Company's Yerington and MacArthur properties are 100% owned by SPS, a wholly owned subsidiary of Quaterra Alaska.

The MacArthur Project consists of 902 unpatented lode claims and 8 placer claims and covers approximately 18,800 acres on lands administered by the U.S. Department of Interior - Bureau of Land Management ("BLM").

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

The Company has five option agreements, entered from March 2013 to May 2015, to acquire a 100% interest in private lands covering the Bear deposit. Under the terms of these option agreements, as amended, the Company is required to make $5,988 in cash payments over 15 years ($5,584 paid) to maintain the exclusive right to purchase the land, mineral rights, and certain water rights and to conduct mineral exploration on these properties. Two of the properties are subject to a 2% NSR upon commencing commercial production, which can be reduced to a 1% NSR in consideration of $1,250 total.

13 | Page

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements

For the three and nine months ended September 30, 2024 and 2023

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

Outstanding payments to keep the option agreements current are as follows, by year:

▪      $131 due in 2024 (paid)

▪      $404 due in years 2025 to 2028.

Outstanding consideration payments to purchase the property under the five option agreements are as follows:

▪      $1,250 for Taylor, purchase option expiring April 4, 2025

▪      $250 for Chisum, purchase option has no expiration date, $50 per year payment required for continuation

▪      $5,000 for Yerington Mining, purchase option expiring in Q4 2024

▪      Circle Bar N purchase option:

▪   On or before June 15, 2025: $12,000

▪   June 16, 2025 - June 15, 2026: $13,000

▪   June 16, 2026 - June 15, 2027: $14,000

▪   June 16, 2027 - June 15, 2028: $15,000

▪   June 16, 2028 - June 15, 2029: $16,000

▪     $22,770 for Desert Pearl Farms, purchase option expiring in 2029.

d) Wassuk, Nevada

The Wassuk property consists of 310 unpatented lode claims totaling approximately 6,400 acres on lands administered by the BLM.

The property is subject to a 3% NSR upon commencing commercial production, which can be reduced to a 2% NSR royalty in consideration of $1,500.

      e) Copper Canyon, Nevada

On August 21, 2023, the Company entered into a Purchase and Sale Agreement with Convergent Mining, LLC, whereby the Company purchased the title to the Copper Canyon claims from Convergent Mining, LLC upon closing of agreement. As consideration, the Company paid $10 in necessary claim fees. Further, the Company is required to pay an exploration fee to Convergent Mining, LLC calculated as the 5% of the first $2,000 of qualifying exploration costs, not exceeding $100.

    f) Chaco Bear and Ashton Properties, British Columbia

On August 25, 2021, the Company entered into a non-binding letter of intent with Houston Minerals Ltd. setting forth the terms of an option whereby the Company may acquire a 100% interest in the Chaco Bear and Ashton properties in British Columbia.

On June 1, 2023, Lion CG and Houston terminated the option agreement surrounding the Chaco Bear and Ashton properties. As at September 30, 2024, and December 31, 2023, Lion CG impaired the full balance of property and recognized $602 in impairment expense during the nine months ended September 30, 2023.

g) Blue Copper Project, Montana

A Plan of Operations for exploration of the Blue Copper Project is currently under review for approval by the relevant agencies.

14 | Page

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements

For the three and nine months ended September 30, 2024 and 2023

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

i) Muncy Property, Nevada

On November 22, 2023, FCC entered into an Option to Joint Venture Agreement with Kennecott Exploration Company ("Kennecott"), a Rio Tinto subsidiary.

Pursuant to the agreement, Kennecott grants FCC the sole and exclusive right and option to acquire 100% interest in the Muncy Property. To exercise this option, FCC must satisfy the following:

▪ pay the payment commitment of $95 to Kennecott on or before the effective date of November 22, 2023 (Paid);

▪ pay an additional payment commitment of $5 by February 18, 2024 (Paid);

▪ pay an additional payment commitment of $51 by July 1, 2024 (Paid);

▪ incur expenditures of $1,500 with respect to the Muncy Property and $1,000 with respect to the Cabin Property on or before the expenditure commitment date of November 22, 2025;

▪ ensure that no less than 70% of the expenditure commitment for the Muncy Property consists of drilling expenses for the Muncy Property;

▪ ensure that no less than 70% of the expenditure commitment for the Cabin Property consists of drilling expenses for the Cabin Property.

If FCC decides to terminate the option at any time, they will grant Kennecott a 2.0% net smelter royalty in the Cabin Property. After this is done, the agreement, except for specified sections, will terminate.

If Kennecott elects not to form a joint venture, Kennecott must transfer all their rights in the Muncy Property to the FCC. In return, FCC will grant the optionor a 2.0% net smelter royalty (NSR) in the Properties. Before FCC decides to develop a commercial mining operation on any portion of the Properties, FCC has the right to reduce the net smelter royalty from 2.0% to 1.0% by paying the optionor $10,000 in cash.

A Plan of Operations for exploration of the Muncy Property is currently under review for approval by the relevant agencies.

 j) Pioneer, Arizona

In 2023, FCC staked an approximate 1,300 acre covered target area prospective for high grade primary or enriched porphyry copper mineralization located within Arizona's prolific Copper Triangle and within 10 miles of the Resolution & Ray mines.

 k) Groundhog, Alaska

The Groundhog prospect lies on the Alaskan peninsula on state lands, within an established copper porphyry belt 200 miles southwest Anchorage.

      l) Recon, Nevada, Arizona, and other prospects

During the nine months ended September 30, 2024, FCC incurred $183 in evaluation expenditures on reconnaissance on targets in Nevada, Arizona and Montana in order to determine whether they warranted further pursuit.

15 | Page

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements

For the three and nine months ended September 30, 2024 and 2023

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

5.    INVESTMENT IN ASSOCIATE

On April 5, 2022, the Company received 16,049,444 shares in Falcon Butte, in connection with a property acquisition agreement to assign the Company's options to acquire the Butte Valley property. At the time of acquisition, the 16,049,444 shares represented 25.54% of shares outstanding and the initial balance of the investment was determined to be $1,906 ($2,374 CAD). As at September 30, 2024, and December 31, 2023, the Company's share ownership was 20.48%. The Company and Falcon Butte have one common director, as such, management has assessed that the Company has significant influence over Falcon Butte and that the investment should be accounted for using the equity method of accounting.

Summarized financial information of Falcon Butte and a reconciliation of the carrying amount of the investment in the Interim Financial Statements are set out below:

Summarized balance sheet:

	September 30, 2024	December 31, 2023
Assets
Cash	$473	$1,375
Receivables	15	10
Financial asset - Convertible loan receivable	100	-
Prepaids & deposits	17	54
Exploration and evaluation assets	2,870	2,904
Total Assets	$3,475	$4,343

Liabilities
Accounts payable & accrued liabilities	$10	$70
Freeport deposit	-	397
Derivative liabilities	37	490
Total Liabilities	$47	$957

Summarized statement of loss

	Nine months ended September 30, 2024	Nine months ended September 30, 2023
Operating expenses
General and administrative expenses	$2,800	$3,490
Total operating expenses	2,800	3,490

Fair value (gain) loss on derivative liability	(440)	(129)
Other income	(244)	(3,526)
Impairment	-	56
Foreign exchange loss (gain)	(83)	114
Net loss	$2,033	$5

16 | Page

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements

For the three and nine months ended September 30, 2024 and 2023

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

A continuity of the Company's investment in associate is as follows:

Balance December 31, 2022	$1,504
Transfer of shares to the former CEO	(10)
Company's share of net loss	(288)
Balance December 31, 2023	$1,206
Company's share of net loss	(417)
Balance September 30, 2024	$789

6.    NON-CONTROLLING INTEREST

On December 13, 2022, Quaterra Alaska assigned and transferred all right, title and interest in the Groundhog property, Butte Valley Royalty, 100% of the outstanding membership interest held in Blue Copper LLC, and the interest in the Nieves project to FCC.

As consideration, Quaterra Alaska was issued 57,513,764 common shares of FCC which represented 79.3% of all issued and outstanding shares at December 13, 2022. This transaction was considered a transaction between entities under common control, and thus was recorded at carrying value.

On March 2, 2023, FCC completed a private placement financing of $2,000 by issuing 23,809,524 units at a price of $0.084. Each unit consists of one common share, and one common share purchase warrant exercisable at $0.15 for a period of 1 year.

In addition, the private placement was considered a "triggering event" for Simple Agreements for Future Equity ("SAFE Notes"). FCC had previously raised $868 in SAFE Notes and were converted into equity of FCC, resulting in FCC issuing an additional 21,629,382 common shares.

On September 6, 2023, FCC carried out a re-organization of its assets and capital structure (the transaction described  herein is referred to as the "Reorganization").  On August 25, 2023, a new entity, BCR LLC was organized in Wyoming.  BCR LLC subsequently adopted an Operating Agreement that provided for issuance of LLC Interests to its Members in the same amounts as shares issued to Shareholders of FCC.  On September 6, 2023, two of the mining assets, referred to as the Butte Valley Royalty and the Nieves Royalty, that had been held by FCC were  assigned to BCR LLC in exchange for 100% of the issued and outstanding LLC Interests of BCR LLC. The Nieves Royalty may only be transferred with the written consent of a third party which was received October 23, 2023 resulting in the Nieves property transferring immediately. The same LLC interests were immediately distributed pro rata to the shareholders of FCC.  Furthermore, FCC had previously issued Warrants to purchase 7,936,508 (total of 23,809,524 common share purchase warrants) shares of Common Stock of FCC at a Warrant Price of $0.15 per Share.  As part of the Reorganization, these Warrants were exchanged by the Warrant Holders for two new Warrants; one issued by FCC to purchase 7,936,508 Shares of FCC at a Warrant Price of $0.1332 per Share, and the other issued by BCR LLC to purchase 7,936,508 LLC Units of BCR LLC at a Warrant Price of $0.0168 per LLC Unit. The exchange transaction was accounted for under ASC 815 whereby the effect of the exchange was measured as the excess of the fair value of the exchanged warrant over the fair value of the warrant immediately before it is exchanged. Using this method, the effect of the exchange was calculated to be $Nil. As a result of the Reorganization and the issuance and distribution of these LLC Interests, each shareholder of FCC holds the same percentage interest in FCC as the shareholders holds in BCR LLC.  Additionally, the Warrant Holders now holds two Warrants, one issued by each of FCC and BCR LLC, with the aggregate value of the two warrants equal to the aggregate value of the Warrant that they held prior to the exchange.  The net effect is that the capital structure of BCR LLC matches the capital structure of FCC, including the issuance of new Warrants, and the Butte Valley Royalty and Nieves Royalty are now held by BCR LLC rather than FCC.

On October 17, 2023, FCC issued 2,750,000 common shares at a price of $0.10 per common share for total proceeds of $275.

17 | Page

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements

For the three and nine months ended September 30, 2024 and 2023

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

From February to May 2024, FCC issued a total of 11,637,931 common shares at $0.116 per common share for gross proceeds of $1,350.

As a result, the Company's ownership in FCC is reduced to 43.46% as of September 30, 2024, with the changes in NCI listed below:

Balance December 31, 2022	$388
Issuance of common shares for conversion of SAFE notes	1,536
Issuance of common shares equity financing	2,000
Issuance of common shares	275
Net loss and comprehensive loss attributable to NCI	(1,082)
Balance December 31, 2023	$3,117
Issuance of common shares	1,350
Net loss and comprehensive loss attributable to NCI	(738)
Balance September 30, 2024	$3,729

7.    DERIVATIVE LIABILITIES

During the period ended September 30, 2024, and year ended December 31, 2023, the Company issued certain share purchase warrants and convertible debt that can be exercised and converted in USD or CAD (Note 8). The warrants and the conversion feature were classified as derivative liabilities, carried at fair value and revalued at each reporting date.

A continuity schedule of the Company's derivative liabilities is as follows:

Balance December 31, 2022	4
Issuance of Warrants (Note 8)	280
Issuance of convertible debentures with conversion feature (Note 8)	248
Fair value change on derivative liabilities	(356)
Balance December 31, 2023	$176
Issuance of warrants for private placement (Note 10)	346
Issuance of warrants upon conversion of existing debentures (Note 8)	60
Issuance of contingent warrants upon conversion of existing debentures (Note 8)	649
Issuance of warrants and conversion feature for extinguishment of existing debentures (Note 8)	55
Modification of warrants upon restructuring of debentures (Note 8)	109
Modification of conversion feature upon restructuring of debentures (Note 8)	129
Issuance of warrants – equity (Note 8)	(359)
Fair value change on derivative liabilities	(838)
Balance September 30, 2024	$327

8.    CONVERTIBLE DEBENTURES

On February 16, 2024, the Company issued 12-month convertible debentures of $941, bearing an interest rate of 20% per annum. These debentures replaced previously issued debentures that were due in February 2024.

These debentures are convertible into common shares of the Company at a price of $0.06 per share, or at the holder's option, are converted in-kind for common shares of FCC at $0.25 per FCC share.

18 | Page

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements

For the three and nine months ended September 30, 2024 and 2023

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

15,696,882 warrants are issued exercisable at $0.06 till February 16, 2025. These warrants were determined to be liability classified as the warrants can be exercised in a currency other than its functional currency (Notes 7, 10).

Based on the terms of the newly issued debentures, the convertible debentures were determined to be a financial instrument comprising a host debt component, and the conversion feature and warrants denominated in Canadian dollars are classified as a derivative liability. In this case, as the conversion option on the instrument is bifurcated both before and after the modification or exchange, the Company used the 10% cash flow test. As a result, the change in cash flows was considered not substantial for the convertible debentures issued on June 17, 2022, and July 8, 2022, and extinguishment accounting was not applied. A new effective interest rate was determined and there was no gain or loss recorded on the condensed interim consolidated statements of operations and comprehensive loss. However, the convertible debentures issued on March 2, 2023, surpassed the 10% cash flow test and as a result, the debentures were considered extinguished. A new effective interest was determined and there was a loss on extinguishment recorded on the condensed interim consolidated statements of operations and comprehensive loss.

Under ASC 815, for the convertible debentures that did not meet the 10% cash flow test, the amended conversion feature and the replacement warrants were valued using the Black Scholes model and the difference between the fair value of the original conversion feature and amended conversion feature were reflected on the condensed interim consolidated statements of operations and comprehensive loss as a gain/loss on the revaluation of the derivative liabilities. The changes in fair value of the warrants associated with the prior debentures was recognized as a gain/loss and the fair value of the replacement warrants were deducted from the face value of the replacement debentures. For the convertible debentures that surpassed the 10% cash flow test, the fair value of the debentures at maturity were present valued using the new effective interest rate of 44.01% and the conversion feature and replacement warrants were valued using the Black Scholes model. The difference between the present value of the new debentures, conversion feature, replacement warrants and the carrying value of the prior debentures, fair value of the original conversion feature and warrants were recorded on the condensed interim consolidated statements of operations and comprehensive loss as a loss on extinguishment of $55.

On March 8, 2024, the Company completed a private placement of $1,000 and issued 4,107,998 units and 41,707,215 common shares to settle $1,924 of debenture debt. The fair value of the shares and warrants is $2,723 and $59, respectively. These warrants were determined to be liability classified as the warrants have an exercise price in a currency other than its functional currency (Notes 7, 10).

In conjunction with the Company’s CSE listing on September 19, 2024, 41,707,215 warrants were issued to certain directors and individual who converted their debts into common shares of the Company on March 8, 2024. These warrants were treated as a contingency with their fair value being recorded as a derivative liability on March 8, 2024. On September 19, 2024, these warrants were revalued at $359 and recorded as equity since all are  exercisable in USD, the functional currency of the Company.

Under ASC 815, the conversion of debt with a bifurcated conversion option is accounted for under the debt extinguishment accounting model. Therefore, both the debt and the conversion option that is accounted for as a derivative was derecognized at their carrying amounts and the consideration transferred were measured at its then-current fair value, with any difference recorded as a gain or loss on the extinguishment of the two separate liabilities. The existing debenture settlement resulted in a loss on conversion of $1,690.

Additionally, on March 8, 2024, the Company repaid convertible debentures of a total of $831 in cash with a loss of $5.

The fair value of the warrants and conversion features were determined using the Black-Scholes Option Pricing Model using the assumptions set out as follows:

19 | Page

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements

For the three and nine months ended September 30, 2024 and 2023

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

	Initial recognition in 2023	Fair value at December 31, 2023	Initial recognition in 2024	Fair value at September 30, 2024	Fair value at September 19, 2024
Risk-free interest rate	4.27%	3.91%	4.07 - 4.41%	2.73 - 2.94%	2.72%
Expected volatility	10%	10%	10%	16.15%	16.15%
Dividend yield	0%	0%	0%	0%	0%
Expected life	1.67 years	0.13 - 0.84 years	1 - 5.56 years	0.09 - 5.03 years	5.00 years

A continuity schedule of the Company's convertible debt is as follows:

Balance as at December 31, 2022	$1,874
Issued	1,306
Fair value of conversion feature	(280)
Fair value of warrants	(248)
Accretion	460
Interest	432
Balance as at December 31, 2023	$3,544
Issued	211
Extinguished debt - fair value of conversion feature	(30)
Extinguished debt - fair value of warrants	(30)
Modified debt - fair value of warrants	(93)
Accretion	171
Interest	189
Extinguished	(150)
Converted	(1,976)
Repayment	(831)
Loss on repayment	5
Balance as at September 30, 2024	$1,010

9.    SHARE CAPITAL

The Company is authorized to issue an unlimited number of common shares without par value.

Share transactions for the nine months ended September 30, 2024

a) On February 16, 2024 and March 8, 2024, the Company issued 3,500,000 and 45,815,213 common shares to settle existing debentures at a price of $0.074 and $0.042 per common share (Note 8), respectively.

b) On March 8, 2024, the Company closed a private placement consisting of an aggregate of 23,809,522 units at a price of $0.042 per unit for aggregate gross proceeds to the Company of $1,000. Each unit consists of one common share and one common share purchase warrant of the Company (Note 7, 10).

c) In June 2024, the Company issued 3,063,000 common shares in connection with stock options exercised for total proceeds of $181.

Share transactions for the nine months ended September 30, 2023

d) On August 30, 2023, the Company issued 100,000 common shares in connection with stock options exercised for $4.

20 | Page

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements

For the three and nine months ended September 30, 2024 and 2023

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

10.   ADDITIONAL PAID-IN CAPITAL

a) Stock options

The Company has a stock option plan under which the Company is authorized to grant stock options of up to 20% of the number of common shares issued and outstanding of the Company upon adoption on December 31, 2022.

The continuity of the number of stock options issued and outstanding is as follows:

	September 30, 2024		December 31, 2023
	Number of options	Weighted average exercise price (CAD)	Number of options	Weighted average exercise price (CAD)
Outstanding, beginning of period	49,239,020	0.10	29,614,283	0.11
Granted	23,495,000	0.07	23,544,737	0.08
Expired	(2,150,000)	0.06	(1,370,000)	0.06
Cancelled	(9,500,000)	0.11	(2,450,000)	0.10
Exercised	(3,063,000)	0.08	(100,000)	0.06
Outstanding, end of period	58,021,020	0.09	49,239,020	0.10

As of September 30, 2024, and December 31, 2023, the number of stock options outstanding and exercisable were:

Expiry date	Exercise price (CAD)	Number of options outstanding	Remaining contractual life in years	Number of options exercisable
October 24, 2024	0.08	1,700,000	0.07	1,700,000
June 20, 2025	0.08	2,450,000	0.72	2,450,000
August 18, 2025	0.072	1,744,283	0.88	1,744,283
June 18, 2026	0.25	3,050,000	1.72	3,050,000
September 17, 2026	0.11	1,500,000	1.96	1,500,000
October 21, 2026*	0.09	1,200,000	2.06	1,200,000
May 25, 2027*	0.085	5,070,000	2.65	5,070,000
March 2, 2028	0.095	350,000	3.42	350,000
July 21, 2028*	0.08	19,161,737	3.81	19,161,737
March 1, 2029	0.07	14,295,000	4.42	14,295,000
July 26, 2029	0.08	7,500,000	4.82	1,500,000
Balance, September 30, 2024	58,021,020			52,021,020

*Subsequent to the quarter end, a total of 11,445,772 options were expired under the stock option plan.

21 | Page

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements

For the three and nine months ended September 30, 2024 and 2023

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

During the nine months ended September 30, 2024, an amount of $789 (2023 - $1,133) was expensed as share-based payments related to the vesting of options. The portion of share-based payments recorded is based on the vesting schedule of the options. The following weighted average assumptions were applied using the Black-Scholes Option Pricing model used to estimate the weighted average fair value of stock options granted during the nine months ended September 30, 2024.

	Nine months ended September 30, 2024	Nine months ended September 30, 2023
Risk-free interest rate	3.65%	3.81%
Expected life (years)	4.83	5
Annualized volatility	138%	145%
Forfeiture rate	0%	0%
Dividend yield	0%	0%

b)  Share purchase warrants

The continuity of the number of share purchase warrants outstanding as of September 30, 2024, and December 31, 2023, is as follows:

	September 30, 2024		December 31, 2023
	Number of warrants	Weighted average exercise price	Number of warrants	Weighted average exercise price
Outstanding, beginning of period	119,626,027	$0.09	101,165,012	$0.09
Issued	85,321,617	0.06	18,461,015	0.07
Expired	(39,641,642)	0.10	-	-
Cancelled	(32,270,021)	0.07	-	-
Outstanding, end of period	133,035,981	0.07	119,626,027	$0.09

22 | Page

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements

For the three and nine months ended September 30, 2024 and 2023

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

The following table summarizes warrants outstanding as of September 30, 2024, and December 31, 2023:

Expiry date	Currency	Exercise price	September 30, 2024	December 31, 2023
September 13, 2024	USD	0.10	-	26,488,733
September 27, 2024	USD	0.10	-	13,152,909
October 21, 2024	USD	0.10	31,672,632	31,672,632
February 17, 2024	USD	0.067	-	16,044,774
March 8, 2024	USD	0.067	-	13,805,964
November 2, 2024	USD	0.070	16,041,732	18,461,015
February 16, 2025	USD	0.06	15,696,882	-
March 8, 2029	USD	0.056	23,809,522	-
March 8, 2029	USD	0.056	4,107,998	-
September 19, 2029	USD	0.056	41,707,215	-
Outstanding at the end of the period			133,035,981	119,626,027

Subsequent to the quarter end, 47,714,364 warrants are expired unexercised.

11.   RELATED PARTY TRANSACTIONS

The Company's related parties include its directors and officers whose remuneration was as follows, subject to change of control provisions for officers:

	Three months ended September 30		Nine months ended September 30
	2024	2023	2024	2023
Salaries	$125	$115	$337	$345
Directors' fees	-	-	-	21
Share-based payments	100	957	381	795
Interest on convertible debenture	20	67	146	171
	$245	$1,139	$864	$1,332

Other transactions for the nine months ended September 30, 2024

a) On February 16, 2024, the former CEO, former CFO and directors of the Company restructured $407 of their existing convertible debentures into the new debentures (Note 8). The debentures bear interest at a rate of 20% per annum and mature on February 16, 2025, and are convertible into shares of the Company at $0.06 (C$0.08) per share. Additionally, certain directors converted $259 of their existing convertible into 3,500,000 common shares at a price of $0.074 (Notes 8, 9).

b) On March 8, 2024, the former CFO and directors converted $1,541 of their outstanding convertible debentures into 36,675,478 common shares at a price of US$0.042 (Notes 8, 9).

c) On March 8, 2024, the Company recognized 41,707,215 contingent warrants for the current CEO, former CFO, and one director who converted their existing debentures into units. The value of these warrants upon recognition was $649 which was valued to be $359, on September 19, 2024 (Note 8).

d) On March 8, 2024, former CFO and directors subscribed for 12,202,380 common shares for total proceeds of $513 in relation of a private placement (Note 9). Additionally, the directors received 12,202,380 warrants with a value of $177 (Note 9).

e) As at September 30, 2024, the Company had $50 (December 31, 2023 - $290) in interest accrued relating to outstanding convertible debentures with directors and officers of the Company.

f) As at September 30, 2024, there was $Nil (December 31, 2023 - $11) in prepaid expenses to the former CEO of the Company.

23 | Page

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements

For the three and nine months ended September 30, 2024 and 2023

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

Other transactions for the nine months ended September 30, 2023

g) During the nine months ended September 30, 2023, certain directors of the Company subscribed for $1,135 of unsecured convertible debt in the third tranche (Note 9). The debentures bear interest at a rate of 14% per annum and mature on November 2, 2024, and are convertible into shares of the Company at $0.070 ($0.095 CAD) per share until January 2, 2024, and thereafter at $0.074 ($0.10 CAD) per share.

12.  SEGMENTED INFORMATION

The Company operates in one reportable operating segment, being mineral exploration. Geographic information relating to the Company's mineral properties as at September 30, 2024, and December 31, 2023, is as follows:

	September 30, 2024			December 31, 2023
	Canada	USA	Total	Canada	USA	Total
Mineral properties	$-	$7,857	$7,857	$-	$7,647	$7,647

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

The US firms representing SPS completed the briefing on the Amended Petition for Judicial Review and filed the opening brief on the Complaint for Equitable Relief. The hearing on both matters is tentatively scheduled to occur in the first quarter of 2025. The firms interviewed the likely witnesses in the matter and developed the Declarations in Support of the Equitable Relief briefing. The State of Nevada timely filed its responsive brief. SPS timely filed its reply brief on November 1, 2024. Further review of witness testimony is ongoing, and decisions are being contemplated regarding the necessity of expert testimony. The hearing is tentatively scheduled for the 1Q2025 in Lyon County Circuit Court. Simultaneously with diligently defending against the forfeiture, SPS seeks non-judicial resolutions with the State Engineer.

24 | Page

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements

For the three and nine months ended September 30, 2024 and 2023

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

Financial instruments recorded at fair value on the consolidated statements of financial position are classified using a fair value hierarchy that reflects the significance of the inputs used in making the measurements. The three levels of the fair value hierarchy are:

▪      Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities.

▪      Level 2 – Inputs other than quoted prices that are observable for the asset or liability either directly or indirectly; and

▪      Level 3 – Inputs that are not based on observable market data.

The Company's activities expose it to financial risks of varying degrees of significance, which could affect its ability to achieve its strategic objectives for growth and stockholder returns. The principal financial risks to which the Company is exposed are liquidity risk, currency risk, interest rate risk, credit risk and commodity price risk. The Board of Directors has overall responsibility for the establishment and oversight of the Company's risk management framework and reviews the Company's policies on an ongoing basis.

The carrying values of cash, accounts payable, accrued liabilities and Rio Tinto deposit approximate their fair values because of their immediate or short term to maturity and the Company's convertible debentures and lease liabilities are recorded at amortized cost.

The Company's derivative liabilities are measured at its fair value at the end of each reporting period and is categorized as Level 2 in the fair value hierarchy.

a) Liquidity risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they fall due. The Company manages liquidity risk through the management of its capital structure. To mitigate this risk, the Company has a planning and budgeting process in place to determine the funds required to support its ongoing operations and capital expenditures. The Company ensures that sufficient funds are raised from equity offerings or debt financing to meet its operating requirements, after considering existing cash and expected exercise of stock options and share purchase warrants. See Note 1 for further discussion.

b) Currency risk

Foreign exchange risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in foreign exchange rates. The Company operates in the United States and Canada; and is exposed to currency risk from transactions denominated in CAD. Currently, the Company does not have any foreign exchange hedge programs and manages its operational CAD requirements through spot purchases in the foreign exchange markets. Based on CAD financial assets and liabilities' magnitude, the Company does not have material sensitivity to CAD to USD exchange rates.

25 | Page

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements

For the three and nine months ended September 30, 2024 and 2023

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

16.  SUBSEQUENT EVENT

On November 8, 2024, the company closed a non-brokered private placement by issuing  25,155,554 units at $0.045 per unit for gross proceeds of $1,132. Each unit comprises one common share and one common share purchase warrant exercisable at $0.06 for 5 years from the date of issuance.

26 | Page

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

Lion Copper and Gold Corp.

Management's Discussion and Analysis

For the three and nine months ended September 30, 2024

Dated: November 14, 2024

(In U.S. dollars)

This Management's Discussion and Analysis ("MD&A") of Lion Copper and Gold Corp. and its subsidiaries (collectively, "Lion CG" or the "Company"), dated November 14, 2024, should be read in conjunction with the condensed interim consolidated financial statements for the three and nine months ended September 30, 2024 and audited consolidated financial statements for the year ended December 31, 2023, and related notes thereto which have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). All dollar amounts in this MD&A are United States dollars unless otherwise noted.

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

Steven Dischler, CEO of the Company, is a Qualified Person under National Instrument 43-101 - Standards of Disclosure for Mineral Projects ("NI 43-101"), and has approved the scientific and technical information in this MD&A.

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

The Company is incorporated in British Columbia, Canada on May 11, 1993. Its registered and records offices are located at 1200 - 750 West Pender Street, Vancouver, British Columbia, Canada, V6C 2T8.

On November 22, 2021, the Company changed its name and began trading on the TSX Venture Exchange ("TSXV") under the new symbol "LEO" and on the OTCQB Market under the symbol "LCGMF". On September 19, 2024, the Company's common shares were voluntarily delisted on the TSXV and were subsequently listed on the Canadian Securities Exchange ("CSE") under the same symbol "LEO".

During the year ended December 31, 2022, the Company transitioned into the SEC reporting system because more than 50% of its outstanding voting common shares are held directly or indirectly by residents of the United States, and the majority of its directors are U.S. citizens. Consequently, the Company must adhere to the SEC's reporting and disclosure requirements.

On  March 18, 2022, the Company entered an option to earn-in agreement (the “Rio Agreement”) with Rio Tinto America Inc. (“Rio Tinto”), to advance studies and exploration at the Company’s copper projects in Mason Valley, Nevada. The Agreement defines three stages of investment by Nuton. Following the completion of Stage 2, Rio Tinto has the exclusive option to earn an initial 65% interest in the projects comprising Yerington, MacArthur, Wassuk, Bear and associated water rights (the "Mining Assets") by making staged investments in the Mining Assets at Yerington.

Rio Tinto is evaluating the potential commercial deployment of its Nuton™ technologies at the site. Nuton™ offers copper heap leaching technologies developed by Rio Tinto to deliver greater copper recovery from mined ore and access new sources of copper, such as low-grade sulfide resources and reprocessing of stockpiles and mineralized waste. These technologies have the potential to deliver leading environmental performance through more efficient water usage, lower carbon emission, and the ability to reclaim mine sites by reprocessing waste.

The Agreement was subsequently assigned to Nuton LLC, a Rio Tinto venture. The Rio Agreement was amended in October 2023 with Stage 2 being modified to Stage 2a and Stage 2b. The Company completed Stage 1 on December 22, 2022, Stage 2a on January 12, 2024, and is currently progressing in Stage 2b.

Should the Parties agree that Stage 2c is necessary, the Parties will memorialize the scope of work in a letter agreement. Subject to internal approvals, Nuton will advance another $5,000 of Stage 3 within 30 days of the execution of the Stage 2c Program of Work Agreement.

As of September 30, 2024, the Company has received $23 million cumulative funding from Rio Tinto, of which $9,000 was for Stages 1 and 2, and $14,000 was advanced funding of Stage 3. As of September 30, 2024, the Company has, incurred $19.011 million expenditures, including $14.074 million in exploration, $4.335 million in general operating and $0.602 million in capital items under the Rio Agreement.

SELECTED FINANCIAL INFORMATION

(In thousands)	September 30, 2024	December 31, 2023
Financial Position:
Cash and cash equivalents	$5,487	$2,310
Working capital deficit	$(416)	$(2,854)
Investments	$789	$1,206
Mineral properties	$7,857	$7,647
Total assets	$14,332	$11,258
Total long-term liabilities	$8	$-

SUMMARY OF QUARTERLY RESULTS

(In thousands except for per share amount)	Q3'24	Q2'24	Q1'24	Q4'23	Q3'23	Q2'23	Q1'23	Q4'22
General administration	(1,502)	(1,358)	(1,821)	(1,161)	(2,148)	(723)	(877)	(515)
Fair value (loss) gain on derivative liabilities	439	(427)	680	(131)	6	1,421	(940)	377
Foreign exchange gain (loss)	(4)	(7)	(1)	(2)	-	-	-	(11)
Other Income	95	152	86	16	32	51	12	-
Loss on settlement of convertible notes	-	-	(1,695)	-	-	-	-	-
Gain on transfer of shares	-	-	-	-	-	-	22	19
Gain on settlement of debt	-	-	-	-	-	-	-	-
Accretion	(31)	(29)	(111)	(136)	(129)	(121)	(74)	(57)

Loss on revaluation of SAFE notes	-	-	-	-	-	-	(305)	(364)
NSR buy-down	-	-	-	-	-	-	-	-
Share of loss of investment in associate	(105)	(218)	(94)	(287)	3	22	(26)	(316)
Exploration Expenditures	(1,591)	(2,389)	(2,660)	(1,597)	(1,344)	(2,159)	(1,250)	(1,370)
Rio Tinto Deposit	2,336	3,102	3,218	1,682	1,262	2,250	1,322	1,104
Impairment of mineral properties	-	-	-	-	-	(602)	-	-

Loss on Extinguishment	-	-	(55)	-	-	-	-	-
Net income (loss)	(363)	(1,174)	(2,453)	(1,616)	(2,318)	139	(2,116)	(1,133)
Basic income (loss) per share	(0.00)	(0.00)	(0.01)	(0.01)	(0.01)	0.00	(0.01)	(0.00)

The Company's results have been driven by its general corporate and exploration activities. Other income and expenses fluctuate due to changes in the fair value of the Company's convertible notes and investment in associate.

The Company's results are also impacted, from time to time, by other non-recurring events arising from its ongoing activities, as discussed below, where applicable.

RESULTS OF OPERATIONS

Preliminary Economic Assessment ("PEA")

On January 30, 2024, the Company announced the results of a PEA on its Yerington Copper Project. The PEA envisions an open pit mining strategy followed by a heap leach operation, enhanced by the application of Rio Tinto's Nuton™ technologies to process primary sulfide copper materials. Highlights of the PEA results include:

▪ Post-tax NPV7% of $356 million and IRR of 17.4%, calculated at a copper price of $3.85/lb.

▪ 12-year open pit mine life encompassing operations at Yerington and MacArthur, with projected lifetime copper (Cu) production of 1.4 billion pounds, averaging 117 million pounds per year

▪ Initial capital expenditure of $413 million including all mine pre-production costs, with sustaining capital of $653 million

▪ Post-tax payback period of 5.0 years

▪ Average cash operating costs of $2.20/lb. copper payable

▪ Cumulative cashflow of $1.00 billion post-tax and $1.24 billion pre-tax on base case assumptions

Rio Agreement

On March 12, 2024, the Company announced the commencement of the Stage 2b and Stage 3 Programs of Work to advance the flagship Yerington Copper Project through completion of a Pre-Feasibility Study ("PFS") and progress permitting and exploration initiatives on the Bear Deposit.

PFS Work Programs

During the quarter ending September 30, 2024, PFS progressive work included  resource updates, environmental and geotechnical studies, metallurgical testing and engineering.

Eighteen drill holes were completed at MacArthur.

Four core drill holes were drilled at Yerington. The recently completed drilling, together with the discovery of an additional 17 historic Anaconda holes that were not included in the January 2024 Preliminary Economic Assessment ("PEA"), are now being incorporated into an updated mineral resource as a key input into the PFS. One of the core holes has been converted into a water level measuring well.

Eighteen reverse circulation drill holes were completed at MacArthur and a well was installed in one of the holes.

The objective of the 2024 drilling programs at MacArthur and Yerington was to convert as much of the inferred resource to the indicated resource classification so that it can be included in the prefeasibility study ("PFS").

The Vat Leached Tailings ("VLT") resource model was re-evaluated by incorporating highwall and backhoe sampling that was completed in 2011 and 2012.  A detailed statistical evaluation of this information has allowed for increased search distances, influencing the assigned mineral resource classes.  The updated resource will be used in the PFS.

Yerington core drilling provided material for geomechanical testing, oriented core measurement and geotechnical logging to assess pit slope design. A pit slope stability evaluation, including geotechnical pit bench mapping was initiated during Q2. Additional drill core samples were selected and delivered for metallurgical column leach test work. Drill core samples were submitted for laboratory testing to characterize the geochemistry of the planned mined materials.  Laboratory results have been received and are currently in review and an analysis will be provided in the PFS.

Nine geotechnical test pits were completed, and samples from the test pits have been submitted for laboratory testing.  Geotechnical drilling at Yerington and MacArthur to support the PFS are in the planning stages. The timing and scope of additional drilling is dependent on receipt of permits from NDEP, as discussed in the next section. This geotechnical field and test work will progress the optimization and siting of project infrastructure for the PFS.

Metallurgical column leach testing is currently underway for MacArthur and Yerington material. Four columns representing the main MacArthur pit area and the North Ridge area started September 9, 2024. Five columns representing the oxide and transition portion of the Yerington pit started on September 30, 2024.  Material from the Gallagher portion of the MacArthur deposit and the VLT have also been submitted to the laboratory for metallurgical testing.  Column leach testing and hydrodynamic leach characterization of sulfides is also ongoing by Nuton™.

Two rotosonic drill holes were completed for a combined footage of 358 feet.  A third drill hole is in progress. These drill holes were completed north of MacArthur for evaluating a potential Rapid Infiltration Basin (RIB) location for Yerington pit dewatering.  One additional drill hole was completed in Q3 and material from drilling will be submitted for column testing and geochemical evaluation.

Bear Drilling

The Bear deposit is a large and partially defined porphyry copper exploration target located primarily on private lands approximately three miles north of the Yerington pit.  Two diamond core holes, B-055 and B-056A, were drilled to depths of 3,435 feet and 3,613 feet, respectively, to further define the target.  Drilling was completed in Q2, and assays were also received in Q2.  B-055 was drilled on the far western extent of the deposit and directed to intersect a +55 Induced Polarization (IP) anomaly. Weak copper mineralization was encountered within a 2,330-foot intercept of sulfide mineralization, starting at 1,105 feet. B-056A was drilled to test a wide spaced drilling gap along the district northwest mineralization trend.  This drill hole identified 0.40% TCu over 2,376 feet from a depth of 1,237 feet, including 130 ft of 0.65% TCu and 138 Ft of 0.62% TCu. The final two intervals encountered 1.150% TCu and 0.904% TCu, respectively, below which the borehole was lost. Oriented core measurements from this hole confirmed the northwest trend with a 40-50° north to northeast dip.

Permitting and Environmental

During the quarter ending September 30, 2024, the following material permit related activities occurred:

▪ On August 12, 2024, SPS received approval from the Nevada Division of Environmental Protection (NDEP) for an amendment to Reclamation Permit Number 0294 to allow for geotechnical drilling and monitoring well installation within the MacArthur Exploration project area.

▪ On August 22, 2024, SPS received a decision notice from the Bureau of Land Management (BLM) authorizing exploration work on public lands located north and east the MacArthur Exploration project area.  The authorized work supports completion of the PFS.

▪ On September 17, 2024, SPS received a decision notice from the BLM authorizing the same work approved by NDEP in the August 12 permit approval.  The work authorized by both agencies supports completion of the PFS.

All permits either applied for or received during the period are aligned to the Stage 2B  work plan requirements.  For those permits that SPS has applied for but has not yet received, the Company continues to work cooperatively and proactively with NDEP to facilitate permit issuance in a timely manner.  SPS expects to receive the remaining permits from NDEP in the fourth quarter of 2024.

On July 15, 2024, SPS applied for a permit to appropriate water contained within the Yerington Pit Lake for storage purposes only.  The permit application did not seek appropriate additional water for consumptive use.  While the water storage permit is not a prerequisite for future dewatering of Yerington Pit Lake, it would have streamlined anticipated future administrative changes to other existing water rights.  On August 5, 2024, SPS received correspondence from the State of Nevada that the application for water storage was denied based on similar applications for water storage that were also denied by the State in 2011 for an applicant other than SPS.  SPS disputes this rationale as SPS provided information clearly showing how its application materially differed from those denied by the State in 2011.  SPS filed a timely appeal of the denial with the District Court.

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

On September 28, 2023, SPS simultaneously timely filed an Amended Petition for Review and a Complaint for Equitable Relief with the Third Judicial District Court in Lyon County, Nevada seeking judicial relief from the August 30 Forfeiture Notice. On October 10, 2023, the Judge signed an order granting a Stipulated Stay of August 30, 2023, Forfeiture Notice while the appeal process is ongoing.

The US firms representing SPS completed the briefing on the Amended Petition for Judicial Review and filed the opening brief on the Complaint for Equitable Relief. The hearing on both matters is tentatively scheduled to occur in the first quarter of 2025. The firms interviewed the likely witnesses in the matter and developed the Declarations in Support of the Equitable Relief briefing. The State of Nevada timely filed its responsive brief. SPS timely filed its reply brief on November 1, 2024. Further review of witness testimony is ongoing, and decisions are being contemplated regarding the necessity of expert testimony. The hearing, is tentatively scheduled for 1Q2025 in Lyon County Circuit  Court. Simultaneously with diligently defending against the forfeiture, SPS seeks non-judicial resolutions with the State Engineer.

Just as SPS did with the initial forfeiture decision that was remanded by the Court, SPS continues to diligently defend against the wrongful forfeiture of its water rights with clear evidence of the need for those water rights in mine remediation, production and reclamation.

FALCON COPPER CORP.

Blue Copper Project, Montana

The Blue Copper project is a Butte-style copper-gold system in Powell County and Lewis & Clark County in Montana, located 45 miles north of the world-famous Butte, Montana copper mines. District-scale land consolidation almost completely encompasses  a prolific placer gold system with extensive copper showings.

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

Pursuant to the Agreement, Kennecott grants FCC the sole and exclusive right and option to acquire 100% interest in the Muncy Property. To exercise this option, FCC must satisfy the following:

▪ pay the Payment Commitment of $95,059 to Kennecott on or before the Effective Date of November 22, 2023 (Paid);

▪ pay an additional payment commitment of $5,000 by February 18, 2024 (Paid);

▪ pay an additional payment commitment of $51,000 by July 1, 2024 (Paid);

▪ incur exploration expenditures of $1,500,000 with respect to the Muncy Property and $1,000,000 with respect to the Cabin Property on or before November 22, 2025.

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

BLUE COPPER ROYALTIES, LLC

Blue Copper Royalties, LLC holds the Butte Valley Royalty and the Nieves interest.

The Butte Valley Royalty is represented by a 1.0% NSR, subject to a buy-down to a 0.5% NSR in exchange for an aggregate payment of $15 million.

The Nieves Interest is represented by a 5% net profits interest associated with the Nieves Silver property in Mexico.

Operating and Other Expenses

For the nine months ended September 30, 2024, the Company incurred operating expenses of $2.665 million compared to $3.667 million in the prior period. The decrease of $1.002 million is primarily due to an increase in net Rio Tinto funding of $1.935 million as a result of stage 2(b) and 3 funding received, partially offset by professional fees in the current period related to convertible debenture and water rights dispute.

During the nine months ended September 30, 2024, the Company recognized a $1.75 million loss on debenture conversion and repayment. The Company also recorded $0.789 million share-based payments expense versus $1.133 million expense in the same prior period.

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

On November 8, 2024, the company closed a non-brokered private placement by issuing 25,155,554 units at $0.045 per unit for gross proceeds of $1.13 million. Each Unit comprises one common share and one common share purchase warrant that exercisable at $0.06 till November 8, 2029. The Company intends to use the proceeds for general working capital purposes and repayment of convertible debentures.

The following table summarizes the Company's cash flows for the nine months ended September 30, 2024, and 2023:

(In thousands)	2024	2023
Cash provided by operating activities	$1,714	$456
Cash used in investing activities	(210)	(256)
Cash provided by financing activities	1,673	3,410
Increase in cash and cash equivalents	3,177	3,610
Cash and cash equivalents, beginning of period	2,310	1,365
Cash and cash equivalents, end of period	$5,487	$4,975

As of September 30, 2024, the Company had cash and cash equivalents of $5.487 million (December 31, 2023 - $ 2.31 million) and working capital deficit of $0.416 million (December 31, 2023 - $2.854 million). The decrease in the working capital deficit of $2.438 million is primarily due to the increase in cash and cash equivalents of $3.177 million which was partially offset by an increase in the Rio Tinto deposit of $2.632 million.

As of September 30, 2024, the Company had convertible debentures with a face value and a carrying value of $1.01 million.

On February 16, 2024, the Company issued 12-month convertible debentures of $0.941 million to replace previously issued debentures that were due in February 2024. These debentures are convertible into common shares of the Company at $0.06 (C$0.08) per share, or at the holder’s option, are converted-in-kind for common shares of FCC at $0.25 per FCC shares. 15,696,883 share purchase warrants exercisable at $0.06 (C$0.08) per share were issued associated with these debentures which expire on February 16, 2025.

On March 8, 2024, the Company issued 4,107,998 units and 41,707,215 common shares to settle $1.924 million of existing debenture debt. The debenture holders converted their principal and interest into units of the Company at $0.045 (C$0.06) per Unit. Each Unit is comprised of one common share and one share purchase warrant. Each warrant is exercisable into one additional common share at a price of $0.06 (C$0.08) per share for a period of 5 years from the date of issuance.

In conjunction with the Company’s CSE listing on September 19, 2024, 41,707,215 warrants were issued to certain directors and individuals who converted their debts into common shares of the Company on March 8, 2024. Each warrant is exercisable into one common share at $0.056 per share till September 19, 2029. These warrants were treated as a contingency with their fair value being recorded as a derivative liability on March 8, 2024. On September 19, 2024. These warrants were revalued at $359 and recorded as equity since all are exercisable in USD, the functional currency of the Company.

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

TRANSACTIONS WITH RELATED PARTIES

The Company's related parties include its directors and officers whose remuneration was as follows, subject to change of control provisions for officers:

(In thousands)	Nine months ended September 30, 2024	Nine months ended September 30, 2023
Salaries (1)	$337	$345
Director's fees (2)	-	21
Share-based payments (3)	381	795
Interest on convertible debenture (4)	146	171
	$864	$1,332

(1) Charles Travis Naugle, Former CEO, Director - $104 (2023 - $187); Stephen Goodman, Former CFO, Director - $83 (2023 - $158); Steven Dischler, CEO - $67 (2023 - $Nil); Lei Wang, CFO - $30 (2023 - $Nil); John Banning, COO - $53 (2023 - $Nil).

(2) Thomas Pressello, Former Director - $Nil (2023 - $ 21).

(3) Charles Travis Naugle, Former CEO, Director - $Nil (2023 - $215); Stephen Goodman, Former CFO Director - $85 (2023 - $166); Tony Alford, Director - $215 (2023 - $306), Thomas Patton, Director - $Nil (2023 - $54), Thomas Pressello, Director - $Nil (2023 - $54); Steven Dischler, CEO - $44 (2023 - $Nil); John Banning, COO - $37 (2023 - $Nil)

(4) Charles Travis Naugle, Former CEO, Director - $55 (2023 - $25); Tony Alford, Director - $82 (2023 - $139); Ekaterina Naugle, spouse of a director - $7 (2023 - $3); Stephen Goodman, Former CFO, Director $2 (2023 - $3); Thomas Pressello, Director - $Nil (2023 - $1)

These transactions have occurred in the normal course of the business and are measured at the equivalent amount of the services rendered.

Other transactions for the nine months ended September 30, 2024

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

c) On March 8, 2024, the Company recognized 41,707,215 Contingent Warrants for the current CEO, former CEO, former CFO, directors, and other related parties who converted their existing debentures into units. The value of the contingent warrants upon recognition was $649,000. The related parties received these warrants, which were valued to be $359,000, on September 19, 2024, upon the Company's listing on the CSE.

d) On March 8, 2024, the former CFO and directors subscribed for 12,202,380 common shares for a total proceeds of $513,000 in relation to a private placement. Additionally, the directors received 12,202,380 warrants with a value of $177,000.

e) As of September 30, 2024, the Company had $50,000 (December 31, 2023 - $290,000) in interest accrued relating to outstanding convertible debentures with directors and officers of the Company.

f) As at September 30, 2024, there was $Nil (December 31, 2023 - $11,000) in prepaid expenses to the former CEO of the Company relating to wages paid during the year for services subsequent to period end.

g) As at September 30, 2024, there was $13,000 (December 31, 2023 - $Nil) in accounts payable for CEO, and CFO of the company relating to wages.

OUTSTANDING SHARE INFORMATION

As of November 14, 2024, the Company has:

▪ 411,011,264 common shares

▪ 46,575,248 stock options

▪ 110,477,171 warrants

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

Date: November 14, 2024

LION COPPER AND GOLD CORP.
(Registrant)

By:	/s/ Steven Dischler
Principal Executive Officer

By:	/s/ Lei Wang
Principal Financial Officer