Form 10-K/A
period 2023-12-31
LION COPPER & GOLD CORP.
filed 2024-12-26
CIK 1339688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-55139

LION COPPER AND GOLD CORP.

(Exact Name of Registrant as Specified in Its Charter)

British Columbia, Canada	98-1664106
(State or other Jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

c/o #1200 - 750 West Pender Street Vancouver, British Columbia	V6C 2T8
(Address of Principal Executive Offices)	(Zip Code)

Registrant's Telephone Number, including area code: 775-463-9600

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Shares without par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Exchange Act.)
Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant's most recently completed second fiscal quarter was $20,158,625.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 411,011,264 common shares  on December 26, 2024.

EXPLANATORY NOTE

Lion Copper and Gold Corp. (the "Company") hereby files this Amendment No. 1 (the "Amended Report") to its annual report on Form 10-K as originally filed with the SEC on April 1, 2024 (the "Original Report") to update our mineral property disclosures in the Original Report to align with certain elements of the technical requirements of subpart 1300 of Regulation S-K ("S-K 1300"). This Amended Report is being filed to (i) amend "Item 2. Properties", (ii) amend "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and (iii) amend Management's Discussion and Analysis For the year ended December 31, 2023, dated March 22, 2024, which appeared on Pages F-44 through F-72 in the Original Report, in each case, to update only the following disclosure:

•	Revisions to add a summary discussion on our mineral properties and clarify which properties we consider material;
•	Revisions to the disclosure on our material properties to conform with respective requirements of S-K 1300
•	Revisions to add disclosure regarding our internal controls related to our exploration results; and
•	Revisions to remove mineral resources and the results of an NI 43-101 preliminary economic assessment in order to comply with S-K 1300 requirements.

These updates do not change the financial results of the Company as reported in the Original Report.

In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, as a result of this Form 10-K/A, the Company is refiling the certifications of the Company's Chief Executive Officer and Chief Financial Officer, required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as exhibits 31.1 and 31.2 to this Form 10-K/A.

Outside of changes to the items as noted above and the certifications of the Chief Executive Officer and Chief Financial Officer, this Amended Report does not otherwise amend, supplement, update or revise any portion of the Original Report which remains unchanged since the date of its filing. Furthermore, this Amended Report does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original Report. Information not affected by this Form 10-K/A remains unchanged and reflects the disclosures made at the time the Original Report was filed. Accordingly, this Form 10-K/A should be read in conjunction with the Original Report and the Company's other filings with the SEC subsequent to the filing of the Original Report.

PART I

"Company," "Lion CG," "we," "us," "our" and similar words of similar meaning refer to Lion Copper and Gold Corp.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Amended Report on Form 10-K/A of Lion CG contains forward-looking statements within the meaning of applicable United States and Canadian securities legislations ("Forward-Looking Statements"). Forward-Looking Statements reflect the expectations of management and consist of statements that are not only historical fact but also relate to predictions, expectations, belief, plans, projections, objectives, assumptions, future events, or future performance. Forward-Looking Statements may be identified by such terms as "believes", "anticipates", "expects", "estimates", "may", "could", "would", "will", "plan" or similar words. Although the Company believes that such information is reasonable, it can give no assurance that such expectations will prove to be correct. The Company cautions investors that any Forward-Looking Statements provided by the Company is not a guarantee of future results or performance, and that actual results may differ materially from those in Forward-Looking Statements as a result of various estimates, risks, and uncertainties. Readers should not place undue reliance on Forward-Looking Statements. Forward-Looking Statements in this annual report and in documents incorporated by reference herein include, but are not limited to, statements with regard to:

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

PART I

ITEM 2. PROPERTIES

Summary of Mineral Properties

The Company is a mineral exploration company engaged in the acquisition, exploration and development of copper projects currently in Nevada, Alaska and Montana in the United States. All of the Company's mineral properties are in the exploration stage and the Company is an exploration stage issuer.  The Company did not have any production on any of its properties in the last three fiscal years.

The Company's Yerington Copper Project in Lyon County Nevada, which the Company holds through its wholly owned U.S. subsidiary, Singatse Peak Services LLC ("SPS"), encompasses the Company's only material mineral properties.

During the fiscal year ended December 31, 2023, Lion Copper and Gold Corp. (the "Company") held interests in the following mineral properties:

Project/Property name	Location	Deposit Type	Type of Interest	Acres/Hectares	Property Stage	Ownership/Operator	Materiality
Yerington Copper Project Yerington Copper Pit MacArthur Copper Pit Bear Copper Property	Lyon County Nevada, USA	Copper	5 fee simple parcels; 82 patented mining claims; 1,113 unpatented lode and placer mining claims	25,763.66 acres	Exploration Stage	Held by Singatse Peak Services LLC Operated by Lion CG	Material
Wassuk Property	Lyon County Nevada, USA	Copper	310 unpatented lode mining claims	6,400 acres	Exploration Stage	Held by Singatse Peak Services LLC Operated by Lion CG	Not Material
Copper Canyon Property	Lyon County Nevada, USA	Copper	60 unpatented lode mining claims	1,240 acres	Exploration Stage	Held by Singatse Peak Services LLC Operated by Lion CG	Not Material
Blue Copper Property	Powell County and Lewis & Clark County, Montana, USA	Copper	429 Unpatented lode mining claims,7 leased unpatented claims, 8 leased patented claims, 1 leased private parcel.	7,222 acres	Exploration Stage	Held by Falcon Copper Corporation ("Falcon Copper") Lion CG owns 47.7% interest in Falcon Copper Operated by Falcon Copper	Not Material
Schell Creek Project Cabin Property Muncy Creek Property	White Pine County, Nevada, USA	Copper	15 patented lode mining claims, 754 unpatented mining claims; Option to Joint Venture with Kennecott Exploration Company	15,578 acres	Exploration Stage	Held by Falcon Copper Corporation ("Falcon Copper")

Lion CG owns 47.7% interest in Falcon Copper through Quaterra Alaska Inc.

						Operated by Falcon Copper through option to joint venture with Kennecott Exploration Company	Not Material

Pioneer Property	Pinal County, Arizona, USA	Copper	39 unpatented mining claims	722 acres	Exploration Stage	Held by Falcon Copper Corporation ("Falcon Copper") Lion CG owns 47.7% interest in Falcon Copper through Quaterra Alaska Inc. Operated by Falcon Copper	Not Material
Groundhog Property	Bristol Bay, Alaska, USA	Copper	343 Alaska State mineral claims	54,880 acres	Exploration Stage	Held by Falcon Copper Corporation ("Falcon Copper") Lion CG owns 47.7% interest in Falcon Copper through Quaterra Alaska Inc. Operated by Falcon Copper	Not Material
Butte Valley Royalty	White Pine County, Nevada, USA	Copper	1405 unpatented mining claims; 1% Net Smelter Royalty; buydown to 0.5% for US $15million	39,000acres	Exploration Stage	Blue Copper Royalties LLC Lion CG owns 48.8% interest in Blue Copper Royalties LLC through Quaterra Alaska Inc.	Not Material
Nieves Project Interest	Zacatecas, Mexico	Copper	5% net profits interest	12,064 hectares	Exploration Stage	Blue Copper Royalties LLC Lion CG owns 48.8% interest in Blue Copper Royalties LLC through Quaterra Alaska Inc.	Not Material

Mineral Property Locations

Figure 1

N
Groundhog Project
Blue Copper Project
Butte Valley Project
Schell Creek Project
Pioneer Project
Nieves Project
0
250
500 mi

Internal Controls

Our properties are all at an early stage of exploration, with no reserves, resources, or surface samples or drill penetrations that could be construed as being a potentially economic discovery. Quality Assurance and Quality Control (QA/QC) protocols for all exploration, including drilling, sampling, and/or assaying are in place that are consistent with industry standards.  These protocols will include, but are not limited to:

1.	An established database for project data that contains accurate, precise, and defensible data from which resource, reserve, and feasibility studies can be made.

2.	Conduct verification sampling of historical data via twin drilling and reassaying of samples.

3.	Ensure that surface or drill sampling results in the highest quality sample possible. This would include monitoring contractors and correcting sampling methods, if necessary. Additionally, all drilling samples are logged daily and a Company geologist marks each sample how it will be split or sawed. Drill contractors regularly perform down hole surveys with results communicated to Company personnel.

4.	Samples are brought into a secured location, under cover on a daily basis. Chain of Custody (COC) forms are kept with samples and are completed upon each transfer of the samples.

5.	Use industry-standard QA/QC for analytical work. A blank or standard (with known assay values) is inserted into the sample stream every eleventh sample for all assay work. Additionally, random duplicate analyses are performed by a second laboratory to confirm assay values.

Qualified Person

The disclosure in this annual report of scientific and technical information regarding exploration results for the Yerington Copper Project has been reviewed and approved by Todd Bonsall (MMSA QP#1603) of the Company, who is a qualified person under Regulation S-K subpart 1300.

Yerington Copper Project, Nevada, US

Project Location and Access

The Yerington Copper Project is located near the geographic center of Lyon County, Nevada, US, along the eastern flank of the Singatse Range. The Project includes both the historical Yerington Property, flanked on the west by Weed Heights, Nevada (a small private community, the original company town of Anaconda) and the historic MacArthur open pit located approximately 4.5 miles to the northwest. The property is bordered on the east by the town of Yerington, Nevada which provides access via a network of paved and gravel roads that were used during previous mining operations.

The property is approximately 70 miles by road from Reno Nevada, 50 miles south of Tahoe-Reno Industrial Center, and 10 miles from the nearest rail spur of Wabuska. Topographic coverage is provided by the U.S. Geological Survey "Mason Butte", Lincoln Flat", and the "Yerington" 7.5' topographic quadrangles.

Access to the Property from the town of Yerington follows US Highway ALT 95 north about one mile to the Burch Street turnoff, a paved road that leads west into the Yerington Property. Access into the mine area is fenced and restricted. Inside the fenced area a series of roads provide access to all of the Property in Township 13 North, Range 25 East. Claims in Township 13 North, Range 24 East are accessed by a number of existing dirt roads leading west from US Highway ALT 95, from one to three miles south of the town of Yerington. A 100-foot-wide gravel haul road that accessed the MacArthur open pit copper mine during the 1990s leads 3.5 miles south to the Yerington Mine Site. Beyond the MacArthur pit area are several existing historic two-track dirt roads that provide access throughout the property. Topographic coverage is on US Geological Survey "Mason Butte" and "Lincoln Flat" 7.5' topographic quadrangles.

The Bear deposit is located south-southeast of the MacArthur pit and can be accessed by gravel and dirt farm roads that are directly connected to US Highway ALT 95.

Yerington Copper Project Location

Source: Tetra Tech, 2014

The Yerington Copper Project consists of three primary property areas within the project area, the Yerington pit, the McArthur pit and the Bear property.

Regional Layout Map

LEGEND:
YERINGTON COPPER PROJECT BOUNDARY
TOWNSHIP/RANGE LINE
CONCEPTUAL PIT OUTLINES
PRIVATE AND PATENTED LAND
UNPATENTED CLAIMS
N
MACARTHUR PITS
BEAR PROPERTY
WALKER RIVER
CITY OF YERINGTON
YERINGTON PIT
0 4000 8000 FEET

Source: NewFields, 2023

Project Stage

The project is an exploration stage project. There are no known mineral resources or reserves on the project at this time. There has been insufficient exploration on the project to estimate a mineral resource. It is uncertain if further exploration will result in the estimation of a mineral resource. Historical exploration has been conducted on the property.

Local Resources and Infrastructure

The nearest population center is the agricultural community of Yerington, one mile east of the Yerington pit. Formerly an active mining center from 1953 to 1978 and from 1989 to 1997, Yerington now serves as a base for three active exploration groups: SPS; HudBay Minerals Inc. (Mason Project copper-molybdenum property); and Nevada Copper Corporation (Pumpkin Hollow Copper Project). Yerington hosts a work force active in, qualified for, and familiar with mining operations within a one-hour drive.

Yerington offers most necessities and amenities including police, hospital, groceries, fuel, regional airport, hardware, and other necessary infrastructure. One core drilling contractor is based in Yerington. Drilling supplies and assay laboratories can be found in Reno, a 1.5-hour drive. Reverse circulation drilling contractors are found in Silver Springs, Nevada, 33 miles north, as well as in the Winnemucca and Elko, Nevada areas, within a three- to five-hour drive from the site.

Power is available at the Yerington Property. NV Energy operates a 226 MW natural gas fueled power plant within ten miles of the Project site. The power infrastructure at the Yerington Property is expected to be readily available for a future mining operation due to the historical mine operations.

SPS has approximately 2,562 acre-feet of primary groundwater rights. An additional 3,453 acre-feet of SPS primary groundwater rights have been declared forfeited and are under appeal.

Water Rights

Included in the asset purchase from the Arimetco bankruptcy court, the Company acquired approximately 8,700 ac-ft of primary ground water rights that are permitted for Mining and Milling. Since acquisition, the Company has filed annual Extensions of Time to Prevent Forfeiture ("EOTs") with the Nevada Division of Water Resources ("NDWR") to keep the water rights in good standing.

Between March 2019 and July 2020, the company sold 2,614.3 ac-ft of primary ground water rights under three separate transactions. The combined sale price for the three sales was $7.9 million. Following the sale of these water rights, the Company retained approximately 6,014.5 ac-ft of primary water rights, although certain components of these remaining water rights are subject to a forfeiture notice from the State, as discussed below. The Company also controls decree, supplemental and storage water rights associated under the terms of various option agreements it holds to private lands associated with the Bear deposit.

On July 23, 2021, the Company received a notice (the "Forfeiture Notice") from the State of Nevada that three water rights permits had been forfeited and that the application for an extension of time to prevent forfeiture of a fourth certificate was denied. The permits affected are components of the Yerington Property. On August 20, 2021, the Company filed a Petition for Judicial Review of the Forfeiture Notice and has retained legal counsel to vigorously undertake the appeal process. SPS subsequently filed and was granted a Stay of the Forfeiture Notice on September 15, 2021. SPS filed its Opening Brief on March 28, 2022. The State Engineer filed its Answering Brief on July 8, 2022. SPS filed its Reply Brief on August 25, 2022. A hearing regarding the status of the forfeiture appeal was held in the Third Judicial Court District in Lyon County on November 4, 2022. On December 6, 2022, the Judge remanded the case back to the State for further written findings based on issues raised at the hearing.

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

Property Claims and Option Agreement

The Yerington Project consists of 5 fee simple parcels and 82 patented mining claims totaling 2,767.66 acres, and 1,113 unpatented lode and placer claims totaling 22,996 acres. The unpatented claims are located on lands administered by the US Department of Interior, Bureau of Land Management (BLM).

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

The purchase of the Arimetco assets was accomplished through a US$500,000 cash payment, 250,000 shares of Quaterra common stock, and a 2% net smelter return royalty capped at $7.5 million on production from any claims owned by its subsidiary Quaterra Alaska, Inc (including Quaterra's MacArthur Property) in the Yerington mining district.

A portion of the claims around the historic MacArthur mine were acquired by exercising a "Mining Lease with Option to Purchase". The original purchase option dated September 13, 2005, between North and the Company, as amended, was exercised on February 9, 2015. The Company's purchase is subject to a two percent NSR with a royalty buy down option of $1,000,000 to purchase one percent of the NSR, leaving a perpetual one percent NSR.

A portion of the MacArthur claim group is also included in the area referred to as the "Royalty Area" in the Company's purchase agreement for the acquisition of Arimetco's Yerington properties. Under this agreement, MacArthur claims within this area (as well as the Yerington properties) are subject to a two percent NSR production royalty derived from the sales of ores, minerals and materials mined and marketed from the Property up to $7,500,000.

Ownership of the patented claims and private land is maintained through payment of county assessed taxes, while unpatented lode claims staked in the United States require a federal annual maintenance fee of $165 each, due by 12:00 pm (noon) on September 1 of each year. Further, each unpatented claim staked in Nevada requires an Intent to Hold fee of $12.00, plus filing fees, due by November 1 of each year payable to the County Recorder of the appropriate Nevada county. All SPS claims are current.

Unpatented lode claims have been staked by placing a location monument (two- by two-in by four-foot high wood post) along the center line of each claim and two- by two-inch by four-foot-high wood posts at all four corners, with all posts properly identified in accordance with the rules and regulations of the BLM and the State of Nevada. Maximum dimensions of unpatented lode claims are 600 feet × 1,500 feet.

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

Bear Property Option Agreements

The Company currently controls the Bear deposit through private land option agreements covering over 2,300 acres. The Company has five option agreements, entered from March 2013 to May 2015, to acquire a 100% interest in private land in Yerington, Nevada, known as the Bear deposit. Under the terms of these option agreements, as amended, the Company is required to make $5,988,290 in cash payments over 15 years ($5,453,290 paid) to maintain the exclusive right to purchase the land, mineral rights, and certain water rights and to conduct mineral exploration on these properties. Two of the properties are subject to a 2% NSR which can be reduced to a 1% NSR for consideration of $1,250,000.

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
  June 16, 2026 - June 15, 2027: $14,000,000
  June 16, 2027 - June 15, 2028: $15,000,000
  June 16, 2028 - June 15, 2029: $16,000,000

• $22,770,000 for Desert Pearl Farms LLC, purchase option expiring in 2029.

Geology

The Yerington Property includes both the Yerington Pit (the "Yerington Pit") and a portion of the Bear property which represent two of three known porphyry copper deposits in the Yerington copper district. Like the Mason copper-molybdenum property located 2.5 miles to the west, the Yerington and Bear Deposits are hosted in Middle Jurassic intrusive rocks of the Yerington Batholith.

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

Yerington Pit

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

Greenish, greenish blue chrysocolla was the dominant copper oxide mineral, occurring as fracture coatings and fillings, easily amenable to an acid leach solution. Historic Anaconda drill logs note lesser neotocite, aka black copper wad, and rare tenorite and cuprite. Oxide copper also occurs in iron oxide/limonite fracture coatings and selvages.

Chalcopyrite was the dominant copper sulfide mineral occurring with minor bornite primarily hosted in A-type quartz veins in the older porphyry dikes and in quartz monzonite and granodiorite, as well as disseminated between veins in host rock at lesser grade. The unmined mineralized material below the current pit bottom is primarily of chalcopyrite mineralization.

MacArthur Pit

The MacArthur pit is a large copper mineralized system containing near-surface acid soluble copper and the potential for a significant primary sulfide resource that remains underexplored.). The MacArthur Deposit is underlain by Middle Jurassic granodiorite and quartz monzonite intruded by west-northwesterly-trending, moderate to steeply north-dipping quartz porphyry dike swarms. The MacArthur Deposit consists of a 50 to 150-ft thick, tabular zone of secondary copper (in the form of oxides and/or chalcocite) covering an area of approximately two square miles.

Oxide copper mineralization is most abundant and particularly well exposed in the walls of the legacy MacArthur pit. The most common copper mineral is chrysocolla; also present is black copper wad (neotocite) and trace cuprite and tenorite. The flat-lying zones of oxide copper mirror topography, exhibit strong fracture control and range in thickness from 50 to 100 feet. Secondary chalcocite mineralization forms a blanket up to 50 to 150 feet in thickness that is mixed with and underlies the oxide copper mineralization. Primary chalcopyrite mineralization has been intersected in several locations mixed with and below the chalcocite.

The MacArthur pit is part of a large, partially defined porphyry copper system that has experienced complex faulting and post-mineral tilting. Events leading to the current geometry and distribution of known mineralization include: 1) Middle Jurassic emplacement of primary porphyry copper mineralization by quartz monzonite dikes intruding the Yerington batholith; 2) Late Tertiary westward tilting of the porphyry deposit from 60° to 90° through Basin and Range extensional faulting; 3) secondary (supergene) enrichment resulting in the formation of a widespread, tabular zone of secondary chalcocite mineralization below outcrops of oxidized rocks called leached cap; 4) oxidation of outcropping and near-surface parts of this chalcocite blanket, as well as oxidation of the primary porphyry sulfide system resulting in the formation of oxide copper mineralization.

Bear Property

The Bear property is one of three known porphyry copper deposits in the Yerington copper district. The mineralization of the Bear copper deposit, located partially in the northeast corner of the Yerington Property, represents primary copper mineralization related to micaceous veining rather than A-type quartz veining common in the Yerington Mine porphyry system.

The Bear property was discovered in 1961 by Anaconda condemnation drilling in the sulfide tailings disposal area and was further delineated in the 1960s and 1970s. Currently the deposit is open in several directions and has never been consolidated under a single owner. A part of Lion CG's recently acquired acreage was not previously accessible for exploration and is adjacent to the highest-grade mineralization discovered during previous exploration of the area.

The Bear property is a large porphyry copper system that occurs below 500 to 1,000 feet of valley fill and volcanic rocks of Tertiary age. Mineralization occurs predominantly in quartz monzonite, border phase quartz monzonite, and quartz monzonite porphyry dikes of Jurassic age. There does not seem to be any relation between the Jurassic rock type and the sulfide occurrence. Copper mineralization occurs most commonly as chalcopyrite with minor bornite within platings and veinlets of fresh feldspar and shreddy biotite. No copper oxide mineralization is present and only minor occurrences of chalcocite have been noted. Molybdenite is a common sulfide within the deposit. However, only about 20% of the historic core samples have been analyzed for molybdenite and more studies are necessary to better understand its average grade and distribution.

The deposit is displaced by the gently east-dipping normal fault known as the Bear fault. The fault is defined by strongly sheared dark clay gouge with andesite and sulfide fragments. On the western part of the deposit the mineralization occurs within the foot wall of the fault while to the east the mineralization occurs deeper within the hanging wall.

The Bear property is prospective because of its very large size, historic drilling and potential for higher grades than district averages. Molybdenum could also represent a by-product credit.

Exploration History

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

Environmental Considerations

Permitting the Yerington Copper Project, inclusive of the Yerington Property and MacArthur Property, will require approvals and authorizations from various Federal, State and Local agencies. SPS is developing a permitting strategy to identify and address the range of environmental and social requirements and standards applicable to the Project.

SPS intends to ensure that characterization of environmental resources at the Yerington and MacArthur Properties is complete and adequate to support development of a Mine Plan of Operations and Reclamation Plan Permit Application, support analyses and modeling studies to complete impact assessments, and inform and satisfy all other permitting requirements.

The Yerington Property has been thoroughly characterized through previous permitting efforts, environmental studies, and analyses, and as part of the regulatory compliance process during previous operations. SPS is currently developing a regional numerical groundwater model, including a Pit Lake fate and transport model, to assess potential impacts to the groundwater system from dewatering the existing Pit Lake and expanding and deepening the Yerington pit.

The Yerington Property is undergoing active remediation of the former Anaconda and Arimetco mining operations (brownfield site). Prior to acquiring the Yerington Property in 2011, SPS performed due diligence following guidelines of a BFPP defense to shield SPS from legacy liabilities. In 2009, the State of Nevada, EPA and BLM issued letters outlining activities SPS needed to take to achieve and maintain BFPP status under State and Federal law. SPS continues to perform the activities to maintain the BFPP status. SPS also entered into a Master Agreement with ARC effective June 1, 2015, that outlines the parties' responsibilities concerning cooperation, access, property rights, liabilities, federal land acquisition, preservation of SPS's property and mineral rights and coordination of the use of the brownfield site by ARC to complete remedial actions and by SPS for exploration, mining, and mineral processing activities. These agreements reduce SPS's risks regarding environmental liabilities from past exploration, mining and mineral processing which took place at the Yerington brownfield site prior to SPS's acquisition in 2011. These agreements allow SPS to proceed with mine development and operation in parallel with ARC's ongoing remediation activities. Areas of the Yerington Property that are included in the proposed Yerington Copper Project are not envisioned to require remediation. Rather, closure of these areas would be covered in the new reclamation bond. Synchronization of remediation with mining will be ongoing and refined during the next stage of project development.

SPS has an active Environmental, Social and Governance (ESG) program and is committed to comply with all regulations and the highest standards of safety, environmental, financial, and business ethics. These topics will remain the foundation of the Company's operating principles through all phases of the Project. SPS is committed to its license to operate in the communities that may be affected by the Yerington Copper Project. The Company recognizes that the support of stakeholders is important to the success of the Project

SPS intends to reclaim disturbed areas resulting from activities associated with the Project in accordance with BLM Surface Management and the State of Nevada NDEP regulations. The State of Nevada requires development of a Reclamation Plan for any new mining project and for expansions of existing operations meeting requirements to return mined lands to a productive post-mining land use.

Drilling

Historical Drilling

Anaconda conducted considerable exploration and production drilling during its long tenancy of the project which resulted in the existing Yerington pit. Although the actual number of exploration drill holes and footages is unknown, historic records indicate that well over a thousand holes, including both core and rotary, were drilled in exploration and development at the Yerington pit alone.

At the Anaconda Collection - American Heritage Center, University of Wyoming at Laramie, a large inventory of Anaconda data is available for review. In an effort to obtain drill hole information on the Yerington Project, approximately 10,000 pages of scanned drill hole records from the library were reviewed and drill hole lithology, assays, and/or survey coordinates were initially recorded on 840 drill holes by SPS. While some holes contained only lithologic or assay summary information, after final verification (discussed further in Section 12), 561 of those contained adequate detailed assay, hole location and orientation information. An additional 232 drill holes were digitized from sections as explained in Section 12 and included in the drill hole database.

Questionable hole location or inadequacy of detailed assay data were the primary reasons for a hole being considered unacceptable for inclusion in the data base. The cross-section validation performed for a 2012 study also confirmed that the bench composites posted correctly provided a cross check that section data was the same as that which what was being found in the records.

Of additional benefit to the SPS program, core left on site by Anaconda was available for assay by SPS. As part of the validation of the Anaconda data, selected intervals from 45 Anaconda core holes were submitted  for assay to compare with assays recorded from the historic documents.

Yerington pit Showing Historic and SPS Drilling

Source: AGP 2023

Notes: Green-SPS, Orange-Historical drill logs, Blue-Historical digitized from sections Grid is 1000 x 1000 m

The downhole survey work, using a surface recording gyro system, was contracted to International Directional Services LLC based in Elko, Nevada.

For the 2011, core drilling was contracted to Ruen Drilling, Inc., Clark Fork, Idaho, who operated a track- mounted rig. Two RC drill contractors were engaged: George DeLong Construction, Inc., Winnemucca, Nevada, operating a truck-mounted rig, and Diversified Drilling LLC, Missoula, Montana, operating a track- mounted rig.

In 2017, drilling for the YM series holes was contracted to Layne Christensen Drilling from Winnemucca, Nevada. InterGeo Drilling (IG Drilling LLC), a subsidiary of Provo Mining & Construction Inc. was contracted for the drilling of YM-046 in 2022.

Current Drilling

SPS's 2011 drilling program totaled 21,887 feet in 42 holes including 6,871 feet of core in 14 core holes and 15,016 feet of reverse circulation (RC) in 28 RC holes. The core holes and four RC holes were drilled to twin Anaconda core holes, while the remaining RC holes were targeted for expansion of mineralization laterally and below historic Anaconda drill intercepts along the perimeter of the Yerington pit.

Drill hole siting was hampered by pit wall geometry and by the presence of the Pit Lake and was confined to selected benches within the Yerington pit in order to maintain safe access around the existing Pit Lake.

The total area covered by the drilling resembles an elliptical doughnut (the accessible ramps and roads along perimeter within the Yerington pit) measuring approximately 6,000 feet west-northwest by 2,500 feet. Drill hole spacing is irregular due to access and safety limitations within the pit.

The 2017 and 2022 drilling focused on deeper drill holes to confirm the extents of mineralization. Lion CG completed an additional seven holes totaling 15,636.7 feet. Four of the holes were collared in RC and changed to core.

Table 1 provides basic information for 2011 drilling by SPS, and Table 2 details the new drilling conducted in 2017 and 2022 that were added to the data base.

Table 1: 2011 Drilling Yerington Copper Project

                 __________________

Drill Hole	Azimuth	Dip	Total Depth (ft)	Purpose	Type
SP-001	0	-90	207.5	Twin	Core
SP-002	0	-90	259	Twin	Core
SP-003	0	-90	405	Twin	Core
SP-004	0	-90	803.5	Twin	Core
SP-005	0	-90	390	Expl	RC
SP-006	0	-90	791	Twin	Core
SP-007	0	-90	340	Expl	RC
SP-008	0	-90	435	Expl	RC
SP-009	0	-90	355	Expl	RC
SP-010	90	-70	741	Twin	Core
SP-011	180	-60	500	Expl	RC
SP-012	180	-60	1000	Expl	RC
SP-013	180	-70	1000	Expl	RC
SP-014	0	-90	341.5	Twin	Core
SP-014A	180	-90	1000	Expl	RC
SP-015	0	-90	438	Twin	Core
SP-016	180	-70	780	Expl	RC
SP-017	0	-90	216.5	Twin	Core
SP-018	90	-70	530	Expl	RC
SP-019	0	-90	300	Twin	Core
SP-020	180	-80	265	Expl	RC
SP-021	180	-60	720	Expl	RC
SP-022	180	-60	940	Expl	RC
SP-023	180	-60	596	Twin	RC
SP-024	0	-90	780	Expl	RC
SP-025	0	-90	610	Expl	RC
SP-026	180	-60	655	Expl	RC
SP-027	0	-90	797	Twin	Core
SP-028	0	-90	300	Twin	RC
SP-029	0	-90	560	Twin	RC
SP-030	0	-90	460	Twin	RC
SP-031	0	-90	162	Twin	Core
SP-032	0	-90	506	Twin	Core
SP-033	0	-90	190	Expl	RC
SP-034	180	-60	903	Twin	Core

Drill Hole	Azimuth	Dip	Total Depth (ft)	Purpose	Type
SP-034A	0	-90	365	Expl	RC
SP-035	0	-60	190	Expl	RC
SP-036	0	-60	550	Expl	RC
SP-037	180	-60	180	Expl	RC
SP-038	90	-60	830	Expl	RC
SP-039	0	-60	295	Expl	RC
SP-040	0	-55	200	Expl	RC

Table 2: 2017/2022 Drilling Yerington Copper Project

Drill Hole	Year Drilled	Azimuth	Dip	Total Depth (ft)	Purpose	Type
YM-041	2017	205.00	-55.00	714.0	Expl	RC
YM-041A	2017	201.77	-53.83	2589.7	Expl	RC/Core
YM-042	2017	202.27	-56.80	2770.6	Expl	RC/Core
YM-043	2017	200.59	-52.38	2490.0	Expl	RC/Core
YM-044	2017	189.09	-58.44	2746.7	Expl	RC/Core
YM-045	2017	204.03	-54.34	2533.2	Expl	Core
YM-046	2022	29.18	-47.20	1792.5	Expl	Core

W-3 is a rock disposal unit that lies north of the current Yerington pit. It is composed of subgrade copper oxide ore from Anaconda mining operations. Per SRK scoping studies it was below the Anaconda operating cut-off of 0.3% Cu, but above a 0.2% Cu threshold (SRK, 2012). Copper mineralization is predominantly oxide with lesser amounts of chalcocite. SRK reported a volumetric estimate of 19,643,073 tons potentially grading 0.20% Cu with expected leach recovery of approximately 60%. Arimetco production summaries indicate approximately 50,976,235 tons at 0.18% Cu was mined from 1989-1998.

In 2012, to follow-up on the SRK report, SPS drilled fourteen (one twin) Roto-Sonic drill holes (performed by Major Drilling), ranging in depth from 85-165 feet. All residual drill holes are shown on the attached map.. Eleven of these drill holes were available for sampling. During the drill program, 5-foot intervals of 6-inch core were drilled and put directly into plastic bags. At the conclusion of the drilling program, SPS split the samples and stored each split in a heavy-duty plastic sample bag. The bags were clearly marked and labeled with the drill hole number and sample interval and sealed shut.

Table 3: W-3 Drill Holes

DHID	Easting	Northing	Elevation	Depth (ft.)
W-3-001a	2451477	14669493	4679.0	105
W-3-001b	2451477	14669493	4679.0	85
W-3-002	2452059	14668860	4610.0	100
W-3-003	2451231	14669308	4678.0	100
W-3-004	2451496	14669198	4638.0	100
W-3-005	2452090	14669185	4638.0	100
W-3-006	2452569	14669190	4608.0	100
W-3-007	2451448	14668902	4608.0	100
W-3-008	2452046	14668869	4576.0	100
W-3-009	2452570	14668898	4570.0	165
W-3-010	2451640	14669748	4594.0	95
W-3-011	2451174	14669560	4650.3	100
W-3-012	2450900	14669089	4636.9	100
W-3-013	2451163	14668700	4636.9	100

W-3 Collar Plot

N
W
E
S
2451000 E
2452000 E
2453000 E
14670000 N
14670000 N
14669000 N
14669000 N
2451000 E
2452000 E
2453000 E
Feet
0 50 100 200 300 400

Source: AGP 2023

Vat Leach Tails

Oxide tailings, or VLT, are the leached products of Anaconda's vat leach copper extraction process. The oxide tailings dumps, located study was conducted on drill hole samples obtained from a wet and dry sonic drilling campaign from the Anaconda Vat Leach Tailings.

The average total copper grade is expected to be approximately 0.13% Cu and the mineralization is expected to be primarily oxide forms of copper, chrysocolla, neotecite, others, and secondary sulfide (chalcocite) (SRK, 2012).

There were 22 drill holes, VLT-001 to VLT-022, completed for the wet drilling study. In September 2012, nine dry rotosonic drill holes (Prosonic) by Boart Longyear twinned the wet sonic drill holes configured with an 8-inch-diameter drill pipe and a 7-inch core. "T" was added to the hole number to identify the twin holes: VLT-12-002, VLT-12-003T, VLT-12-005T, VLT-12-006T, VLT-12-011T, VLT-12-016T, VLT-12- 017T, VLT-12-019T and VLT-12-021T (see below)

VLT Collar Plot

Source: AGP, 2023

SPS's drill holes, as well as other necessary survey control, have been surveyed by SPS staff using a Trimble XHT unit with horizontal accuracy to within one-half meter and vertical accuracy from one-half to one meter.

Sampling, Analysis and Data Verification

Samples were analyzed for total copper (TCu) Samples representing oxide mineralization were also analyzed for acid soluble copper and for ferric sulfate soluble copper. Some samples were also analyzed for gold and/or multi-element analyses. Rock quality designations (RQD) and magnetic susceptibility measurements were taken on all core which was photographed following geologic logging. Selected core was used to provide bulk density measurements.

Reverse Circulation (RC) samples are collected in a conventional manner via a cyclone and standard wet splitter. Samples are collected in 17-in by 26-in cloth bags placed in five-gallon buckets to avoid spillage of material. Sample bags are pre-marked by SPS personnel at five-foot intervals and also include a numbered tag inserted into a plastic bag bearing the hole number and footage interval. Collected samples, weighing approximately 15 to 20 pounds each, are wire tied and then loaded onto a ten-foot trailer with wood bed allowing initial draining and drying. Each day SPS personnel or the drillers at the end of their shift, haul the sample trailer from the drill site to SPS's secure sample preparation warehouse in Yerington, Nevada. Samples for geologic logging are collected at the drill site in a mesh strainer, washed, and placed in standard plastic chip trays collected daily by SPS personnel.

RC sample bags, having been transported on a ten-foot trailer by drill crews or by SPS personnel from the drill site to the secure sample warehouse, are unloaded onto suspended wire mesh frames for further drying. Diesel-charged space heaters assist in drying during winter months. Once dry, four to five samples are combined in a 24- by 36-inch woven polypropylene transport ("rice") bag, wire tied, and carefully loaded on plastic lined pallets. Each pallet, holding approximately 13 to 15 rice bags, is shrink-wrapped, and further secured with wire bands. Each pallet is weighed.

In the 2011 drill program, pallets were picked up and trucked by Skyline Assayers & Laboratories (Skyline) personnel who operated a sample preparation facility in Battle Mountain, Nevada. A chain of custody form accompanied all shipments from Yerington to Battle Mountain. Once Skyline prepared each sample in its Battle Mountain facility, approximately 50-gram sample pulps are air-freighted to Skyline's analytical laboratory in Tucson, Arizona for analyses and assay.

In 2017, Bureau Veritas' personnel picked up the samples, which were prepped in the Sparks, NV facility and then forwarded to their Vancouver laboratory for analysis.

In 2022, Skyline personnel (from Tucson) picked up the samples which were prepped and analyzed in their Tucson laboratory.

In 2023, ALS geochemistry personnel picked-up the samples, which were prepped in the Reno, NV facility and then air-freighted to an analytical lab in North Vancouver, BC.

Data verification has been conducted by SPS to validate the historic data.

While no details are available regarding Anaconda's exact assaying protocol and quality control during previous operations, public records of profit and cost confirmed that the techniques and procedures implemented conformed to industry standards for that era.

Samples processed by SPS between 2011 and 2023 from the Yerington Copper Project were analyzed by:

  Skyline Assayers and Laboratories: Tucson, Arizona.
  Bureau Veritas Commodities Canada Ltd.: Reno, Nevada.
  ALS Geochemistry: Reno, Nevada
  Woods Process Services, LLC: Sparks, Nevada.

Skyline was used for the 2011 SP series of drilling and in 2022 YM-046. Bureau Veritas was used for the 2017 YM series drill holes.

Woods Process analyzed selected intervals for drill hole samples from W-3 and VLT. ALS Minerals Laboratory was used for check samples.

Exploration Program

Lion CG believes the Yerington Copper Project has potential for copper resources. Historic and current drilling data indicate that horizontal and vertical limits to the mineralization at the Yerington pit have not yet been found, while MacArthur contains a large area of acid soluble mineralization.

The Company has set a budget of $3,315,000 for exploration of the Yerington Copper Project in the 2024 fiscal year to December 31, 2024.

Wassuk Property, Nevada, US

The Wassuk Property consists of 310 unpatented mining claims located in Lyon County, Nevada covering approximately 6,400 acres.  The property does not have any known mineral reserves or resources and is an exploration stage property. The Company does not consider this property to be a material mineral property of the Company.

The Company had an option, as further amended, to earn a 100% interest in the unpatented mining claims in Lyon County, Nevada, comprising the Wassuk Property over ten years and is required to make $1,405,000 in cash payments (paid) and incur a work commitment of $50,000 by December 31, 2021 (completed). During 2021 two final option payments of $125,000 due by August 1, 2021, and the final $125,000 due by October 10, 2021, were both paid and form part of the total payments of $1,405,000.

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

Copper Canyon Property, Nevada, US

The Copper Canyon Property consists of 60 unpatented lode mining claims located in Lyon County, Nevada covering approximately 1,240 acres.  The property does not have any known mineral reserves or resources and is an exploration stage property. The Company does not consider this property to be a material mineral property of the Company.

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

Further, the Company will be required to pay an Exploration fee to Convergent Mining, LLC calculated as:

  5% of the first $2,000,000 of qualifying exploration costs, not exceeding $100,000

The Copper Canyon Property does not constitute a "Mining Asset" applicable to the Company's Rio Tinto Agreement.

Falcon Copper Corp. Properties

The Company holds an interest in the following properties through its 47.7% interest in Falcon Copper Corp. as described below.

Blue Copper Property, Montana, US

The Blue Copper Property consists of 429 unpatented lode mining claims,7 leased unpatented claims, 8 leased patented claims, 1 leased private parcel located in Powell Country and Lewis & Clark County, Montana covering approximately 7,222 acres.  The property does not have any known mineral reserves or resources and is an exploration stage property. The Company does not consider this property to be a material mineral property of the Company.

During the year ended as of December 31, 2021, the Company's acquired and staked a district scale exploration and resource discovery opportunity (the "Blue Copper Project"), comprising more than 7,430 acres in Powell County and Lewis & Clark County in Montana, USA. The area is prospective for high grade copper-gold skarns and porphyry copper-gold mineralization. The claim block encompasses a group of more than 14 historic small mines that produced high grade gold, copper and tungsten.

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

On October 28, 2022, Blue Copper LLC entered into a mining lease agreement with Snowshoe Creek LLC ("Snowshoe"), a Montana limited liability company owned by the former CEO of the Company. Pursuant to the Agreement, Snowshoe will lease the Arnold, Snowbird and Montana property, including the patented mining claims on such property, to Blue Copper LLC for a term of 20 years and extendable on sole discretion of Blue Copper LLC.

As consideration, 15,000,000 preferred shares in the capital of Falcon Copper Corp. was issued to the former CEO of the Company. The transaction was measured using the fair value of the asset received as the cost was more clearly evident. The fair value of the asset received was calculated using the original cost incurred to acquire the property and was determined to be $500,000.

Schell Creek Project composed of the Cabin and Muncy Properties in Nevada, US

The Schell Creek Project is composed of the Cabin Property and the Muncy Property, consisting of 15 patented lode mining claims, 754 unpatented mining claims and an option to joint venture with Kennecott Exploration Company located in White Pine County, Nevada covering approximately 15,578 acres.  The property does not have any known mineral reserves or resources and is an exploration stage property. The Company does not consider this property to be a material mineral property of the Company.

Muncy Property

Through its subsidiary Falcon Copper, the Company entered into an Option to Joint Venture Agreement with Kennecott Exploration Company ("Kennecott"), a Rio Tinto subsidiary. Pursuant to the agreement, Kennecott grants FCC the sole and exclusive right and option to acquire 100% interest in the Muncy Property, in Nevada. To exercise the option, Falcon Copper must:

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

Pioneer Property in Arizona, US

The Pioneer consists of 39 unpatented mining claims located in Pinal County, Arizona covering approximately 722 acres.  The property does not have any known mineral reserves or resources and is an exploration stage property. The Company does not consider this property to be a material mineral property of the Company.

In 2023, FCC staked an approximate 1,300 acre covered target area prospective for high grade primary or enriched porphyry copper mineralization located within Arizona's prolific Copper Triangle and within 10 miles of the Resolution & Ray mines.

Groundhog Property in Alaska, US

The Groundhog Property consists of 343 Alaska State mineral claims located in Bristol Bay, Alaska, covering approximately 54,880 acres.  The property does not have any known mineral reserves or resources and is an exploration stage property. The Company does not consider this property to be a material mineral property of the Company.

The Groundhog copper project is a 54,880-acre property situated in an established copper porphyry belt situated 200 miles southwest of Anchorage, Alaska. It is located on State of Alaska claims covering the northern extension of a 10-kilometer-wide north-northeast trending structural zone that hosts a number of porphyry copper-gold prospects.

The Company signed a lease agreement dated April 20, 2017, as amended July 11, 2019 and April 20, 2020, with Chuchuna Minerals Company ("Chuchuna"), an Alaska corporation, giving the Company an option to purchase a 90% interest in the Groundhog copper prospect. The Company committed to funding $1 million for exploration in the first year of the agreement, and a minimum of $500,000 in each of the following seven years. The Company can earn its 90% interest in Groundhog by providing a total of $5 million in funding for exploration over seven years, and by paying Chuchuna a lump sum of $3 million by the end of the final year. The Company has no obligation to exercise its option and can terminate the agreement at its discretion annually. Chuchuna will be the operator of the project and will plan, implement and manage exploration field programs as set out in a budget and work plan approved by the Company.

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

PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The Management's Discussion and Analysis of Financial Conditions and Results of Operations of the Company for the year ended December 31 2023 is attached to this Amended Report on pages F-1 through F-26 following the signature page.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

Financial Statements

The following Consolidated Financial Statements were filed with the Company's Annual Report on Form 10-K filed on April 1, 2024.

Description	Page
Financial statements for the years ended December 31, 2023 and 2022 and audit reports thereon.	F-1

Financial Statement Schedules

No financial statement schedules are filed as part of this report because such schedules are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto. See "Item 8. Financial Statements and Supplementary Data".

Exhibits

The exhibits, listed on the following exhibit index are filed or furnished as part of this Amended Report on Form 10-K/A. These exhibits should be read in conjunction with the exhibits in Item 15 of the Company's Annual Report on Form 10-K filed on April 1, 2024.

Exhibit Number	Description
23.1	Consent of Qualified Person
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
101.INS*	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

* Previously filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LION COPPER AND GOLD CORP.

By: /s/ Steven Dischler

Steven Dischler

Chief Executive Officer

(Principal Executive Officer)

Date: December 26, 2024

By: /s/ Lei Wang

Lei Wang

Chief Financial Officer

(Principal Financial Officer and Principal Accounting Officer)

Date: December 26, 2024

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

Additional information about the Company, including the Company's press releases, quarterly and annual reports, and Form 10-K, is available through the Company's filings with the securities regulatory authorities in Canada at www.sedarplus.com or the United States Securities Exchange Commission at www.sec.gov/edgar. Information about risks associated with investing in the Company's securities is contained in the Company's most recently filed 10-K.

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

Oxide copper mineralization is most abundant and particularly well exposed in the walls of the legacy MacArthur pit. The most common copper mineral is chrysocolla; also present is black copper wad (neotocite) and trace cuprite and tenorite. The flat-lying zones of oxide copper mirror topography, exhibit strong fracture control and range in thickness from 50 to 100 feet. Secondary chalcocite mineralization forms a blanket up to 50 to 150 feet in thickness that is mixed with and underlies the oxide copper. Primary chalcopyrite mineralization has been intersected in several locations mixed with and below the chalcocite. The extent of the primary copper is unknown as many of the holes bottomed at 400 feet or less.

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

Wassuk Property, Nevada

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