Form 10-K
period 2024-12-31
LION COPPER & GOLD CORP.
filed 2025-03-28
CIK 1339688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

000-55139

(Commission File Number)

Lion Copper and Gold Corp.

(Exact Name of Registrant as specified in its charter)

British Columbia, Canada	98-1664106
(State or other Jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

c/o #1200 - 750 West Pender Street Vancouver, British Columbia	V6C 2T8
(Address of Principal Executive Offices)	(Zip Code)

Registrant's Telephone Number, including area code:  (775) 463-9600

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
Yes [  ]  No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $23,151,343.

Indicate the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 411,011,264 common shares as at March 28, 2025.

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

DIFFERENCES IN UNITED STATES AND CANADIAN REPORTING PRACTICES

Resource and Reserve Estimates

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and applicable Canadian securities laws, and as a result we report our mineral resources according to two different standards. U.S. reporting requirements are governed by Regulation S-K Subpart 1300 ("S-K 1300"), as adopted by the U.S. Securities and Exchange Commission ("SEC"). Canadian reporting requirements for disclosure of mineral properties are governed by National Instrument 43-101 Standards of Disclosure for Mineral Projects ("NI 43-101"), as adopted from the definitions provided by the Canadian Institute of Mining, Metallurgy and Petroleum. Both sets of reporting standards have similar goals in terms of conveying an appropriate level of confidence in the disclosures being reported, but the standards generally embody slightly different approaches and definitions.

In our public filings in the United States, we are required to disclose measured, indicated and inferred mineral resources and mineral reserves, each as defined in S-K 1300. The Company is an exploration stage issuer with no mineral reserves but with mineral resources for the Yerington and MacArthur deposits at the Company's Yerington Copper Project in Nevada.

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

EMERGING GROWTH COMPANY STATUS

The Company is an "emerging growth company" as defined in section 3(a) of the  Exchange Act  (as amended by the U.S. Jumpstart Our Business Startups Act (the "JOBS Act"), enacted on April 5, 2012), and the Company will continue to qualify as an "emerging growth company" until the earliest to occur of: (a) the last day of the fiscal year during which the Company has total annual gross revenues of $1.235 billion or more; (b) the last day of the fiscal year of the Company following the fifth anniversary of the date of the first sale of common equity securities of the Company pursuant to an effective registration statement under the U.S. Securities Act of 1933, as amended; (c) the date on which the Company has, during the previous three-year period, issued more than $1.235 billion in non-convertible debt; or (d) the date on which the Company is deemed to be a "large accelerated filer", as defined in Rule 12b-2 under the Exchange Act.

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

Lion CG's domicile is British Columbia, Canada and the Company operates under the Business Corporations Act (British Columbia).

The Company's registered and records offices are located at Suite 1200 - 750 West Pender Street, Vancouver, British Columbia, Canada, V6C 2T8. The Company's head office is located at 143 South Nevada Street, Yerington, NV, 89447.

We make available, free of charge, on or through our Internet website, at www.lioncg.com, our Annual Report on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. Our Internet website and the information contained therein or connected thereto are not intended to be, and are not incorporated into this Annual Report on Form 10-K.

Since our incorporation, substantially all our capital has been deployed to the development of our exploration stage business. We have not undertaken any material mergers or acquisitions other than in the ordinary course of business. There have been no public takeover offers by third parties with respect to our shares and we have made no public takeover offers with respect to another company's shares.

Intercorporate Relationships

The chart below illustrates our corporate structure on December 31, 2024, including our subsidiaries, the jurisdictions of incorporation, and the percentage of voting securities held.

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

Business Operations

Company Summary

The Company is a mineral exploration company engaged in the acquisition, exploration and development of copper projects currently in Nevada and Montana in the United States. The amounts shown as mineral properties represent acquisition costs incurred to date, less amounts recovered and/or written off, and do not necessarily represent present or future values. The underlying value of mineral properties and related capitalized costs are dependent on the existence of economically recoverable reserves, securing and maintaining title and beneficial interest in the properties, and obtaining necessary financing.

The Company is an exploration stage issuer as defined in S-K 1300. Under S-K 1300, a mining company can be classified as an exploration stage issuer, a development stage issuer, or a production stage issuer. To be classified as a development stage issuer or production stage issuer, a company must have established Mineral Reserves, and the Company has not established Mineral Reserves on any of its mineral properties.

The Company's only material property is the Yerington Copper Project located in Nevada.

For more information about our mineral properties, please refer to "ITEM 2.  PROPERTIES" below.

Seasonality

The Company's business operations, including exploration of the Yerington Copper Project, are not subject to material restrictions on our operations due to seasonality.

Copper Price History

Copper is a critical industrial metal used extensively in construction, electrical systems, and manufacturing. Its price is subject to significant volatility drive by global supply and demand dynamics, geopolitical developments, and commodity market speculation.

Over the past decade, copper prices have exhibited considerable fluctuation. Following a sharp decline during the 2008 global financial crisis, prices rebounded in 2009, supported by rising demand from emerging economics. However, prices subsequently declined, reflecting slower economic growth and uncertainty in key consuming regions.

More recently, copper prices have experienced a renewed upward trend. In 2021 and 2022, prices reached multi-year highs, driven by global supply chain disruptions and inflationary pressures. Additionally, the increased use of copper in electric vehicles, renewable power systems, and energy infrastructure has contributed to stronger long-term demand fundamentals.

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

Governmental Regulations and Environmental Laws

The exploration and development of a mining property is subject to regulation by a number of federal and state government authorities. These include the United States Environmental Protection Agency ("EPA") and the United States Bureau of Land Management ("BLM") as well as the various state environmental protection agencies. The regulations address many environmental issues relating to air, soil and water contamination and apply to many mining related activities including exploration, mine construction, mineral extraction, ore milling, water use, waste disposal and use of toxic substances. In addition, we are subject to regulations relating to labor standards, occupational health and safety, mine safety, general land use, export of minerals and taxation. Many of the regulations require permits or licenses to be obtained and the filing of Notices of Intent and Plans of Operations, the absence of which or inability to obtain will adversely affect the ability for us to conduct our exploration, development and operation activities. The failure to comply with the regulations and terms of permits and licenses may result in fines or other penalties or in revocation of a permit or license or loss of a prospect.

Federal

On lands owned by the United States, mining rights are governed by the General Mining Law of 1872, as amended, which allows the location of mining claims on certain federal lands upon the discovery of a valuable mineral deposit and compliance with location requirements. The exploration of mining properties and development and operation of mines is governed by both federal and state laws. Federal laws that govern mining claim location and maintenance and mining operations on federal lands are generally administered by the BLM. Additional federal laws, governing mine safety and health, also apply. State laws also require various permits and approvals before exploration, development or production operations can begin. Among other things, a reclamation plan must typically be prepared and approved, with bonding in the amount of projected reclamation costs. The bond is used to ensure that proper reclamation takes place, and the bond will not be released until that time. Local jurisdictions may also impose permitting requirements (such as conditional use permits or zoning approvals).

Nevada

In Nevada, initial stage surface exploration activities that do not disturb the surface, do not require any permits. Notice-level exploration permits (“NOI”) are required (through the BLM) for the MacArthur Mine Propertyand portions of the Yerington Mine Property  to perform drilling or other surface disturbing activities with less than five acres extent. More extensive disturbance requires submittal and approval of a “Plan of Operations” and either an “Environmental Assessment” or “Environmental Impact Statement” from the BLM.

In Nevada, we are also required to post bonds with the State of Nevada to secure our environmental and reclamation obligations on private land, with amount of such bonds reflecting the level of rehabilitation anticipated by the then proposed activities.

If in the future we are successful in defining a commercially viable mineral deposit on our property interests, then if and when we commence any mineral production, we will also need to comply with laws that regulate or propose to regulate our mining activities, including the management and handling of raw materials, disposal, storage and management of hazardous and solid waste, the safety of our employees and post-mining land reclamation.

We cannot predict the impact of new or changed laws, regulations or permitting requirements, or changes in the ways that such laws, regulations or permitting requirements are enforced, interpreted or administered. Health, safety and environmental laws and regulations are complex, are subject to change and have become more stringent over time. It is possible that greater than anticipated health, safety and environmental capital expenditures or reclamation and closure expenditures will be required in the future. We expect continued government and public emphasis on environmental issues will result in increased future investments for environmental controls at our operations.

Environmental Regulation

Our mineral projects are subject to various federal, state and local laws and regulations governing protection of the environment. These laws are continually changing and, in general, are becoming more restrictive. The development, operation, closure, and reclamation of mining projects in the United States requires numerous notifications, permits, authorizations, and public agency decisions. Compliance with environmental and related laws and regulations requires us to obtain permits issued by regulatory agencies, and to file various reports and keep records of our operations. Certain of these permits require periodic renewal or review of their conditions and may be subject to a public review process during which opposition to our proposed operations may be encountered. We are currently operating under various permits for activities connected to mineral exploration, reclamation, and environmental considerations. Our policy is to conduct business in a way that safeguards public health and the environment. We believe that our operations are conducted in material compliance with applicable laws and regulations.

Changes to current local, state or federal laws and regulations in the jurisdictions where we operate could require additional capital expenditures and increased operating and/or reclamation costs. Although we are unable to predict what additional legislation, if any, might be proposed or enacted, additional regulatory requirements could impact the economics of our projects.

U.S. Federal Laws

The Comprehensive Environmental, Response, Compensation, and Liability Act ("CERCLA"), and comparable state statutes, impose strict, joint and several liability on current and former owners and operators of sites and on persons who disposed of or arranged for the disposal of hazardous substances found at such sites. It is not uncommon for the government to file claims requiring cleanup actions, demands for reimbursement for government-incurred cleanup costs, or natural resource damages, or for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances released into the environment. The Federal Resource Conservation and Recovery Act ("RCRA"), and comparable state statutes, govern the disposal of solid waste and hazardous waste and authorize the imposition of substantial fines and penalties for noncompliance, as well as requirements for corrective actions. CERCLA, RCRA and comparable state statutes can impose liability for clean-up of sites and disposal of substances found on exploration, mining and processing sites long after activities on such sites have been completed.

The Clean Air Act ("CAA"), as amended, restricts the emission of air pollutants from many sources, including exploration, development, mining and processing activities. The Company's current exploration activities and any future development, mining or processing operations by the Company may produce air emissions, including fugitive dust and other air pollutants from stationary equipment, storage facilities and the use of mobile sources such as trucks and heavy construction equipment, which are subject to review, monitoring and/or control requirements under the CAA and state air quality laws. New facilities may be required to obtain permits before development, mining and processing work can begin, and existing facilities may be required to incur capital costs in order to remain in compliance. In addition, permitting rules may impose limitations on our production levels or result in additional capital expenditures in order to comply with the rules.

The National Environmental Policy Act ("NEPA") requires federal agencies to integrate environmental considerations into their decision-making processes by evaluating the environmental impacts of their proposed actions, including issuance of permits to mining facilities, and assessing alternatives to those actions. If a proposed action could significantly affect the environment, the agency must prepare a detailed statement known as an Environmental Impact Statement ("EIS"). The EPA, other federal agencies, and any interested third parties will review and comment on the scoping of the EIS and the adequacy of and findings set forth in the draft and final EIS. This process can cause delays in issuance of required permits or result in changes to a project to mitigate its potential environmental impacts, which can in turn impact the economic feasibility of a proposed project.

The Clean Water Act ("CWA"), and comparable state statutes, impose restrictions and controls on the discharge of pollutants into waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. The CWA regulates storm water at mining facilities and requires a storm water discharge permit for certain activities. Such a permit requires the regulated facility to monitor and sample storm water run-off from its operations. The CWA and regulations implemented thereunder also prohibit discharges of dredged and fill material in wetlands and other waters of the United States unless authorized by an appropriately issued permit. The CWA and comparable state statutes provide for civil, criminal and administrative penalties for unauthorized discharges of pollutants and impose liability on parties responsible for those discharges for the costs of cleaning up any environmental damage caused by the release and for natural resource damages resulting from the release.

The Safe Drinking Water Act ("SDWA") and the Underground Injection Control ("UIC") program promulgated thereunder, regulate the drilling and operation of subsurface injection wells. The EPA directly administers the UIC program in some states and in others the responsibility for the program has been delegated to the state. The program requires that a permit be obtained before drilling a disposal or injection well. Violation of these regulations and/or contamination of groundwater by exploration, development, mining, processing or other related activities may result in fines, penalties, and remediation costs, among other sanctions and liabilities under the SWDA and state laws. In addition, third party claims may be filed by landowners and other parties claiming damages for alternative water supplies, property damages, and bodily injury.

Nevada

Other Nevada regulations govern operating and design standards for the construction and operation of any source of air contamination and landfill operations. Any changes to these laws and regulations could have an adverse impact on our financial performance and results of operations by, for example, requiring changes to operating constraints, technical criteria, fees or surety requirements.

Employees

As of March 28, 2025, we have eight full and part time employees and approximately 50 individuals working on a part-time consulting basis. Our operations are managed by our officers with input from our directors. We engage geological, metallurgical,environmental and engineering consultants from time to time as required to assist in evaluating our property interests and recommending and conducting work programs.

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

Risks related to the Company

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

Risks related to the Nuton LLC (A Rio Tinto Venture) option agreement

There is no guarantee that Nuton LLC will proceed with its option to earn-in a 65% interest in the Company's Mason Valley projects. There is no guarantee the Company will secure the funding required to meet its obligations under the Nuton LLC option agreement and to not have its interest diluted in its Mason Valley properties. There is no guarantee that the exploration results on the Mason Valley properties will support further exploration or extraction.

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

The Company is dependent on the services of key executives including the Chief Executive Officer, President and Chief Financial Officer and other highly skilled and experienced executives and personnel focused on advancing corporate objectives as well as the identification of new opportunities for growth and funding. Due to the Company’s relatively small size, the loss of these persons or Lion CG’s inability to attract and retain additional highly skilled employees required for activities may have a material adverse effect on the Company’s business and financial condition.

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

The Company believes it is possibly a "passive foreign investment company," which would likely have adverse U.S. federal income tax consequences for U.S. shareholders.

U.S. shareholders of our Common Shares should be aware that the Company believes it is possible we may be classified as a passive foreign investment company ("PFIC") up to and including the taxable year ended December 31, 2024, and based on current business plans and financial projections, management believes there is a possibility that the Company could be classified as a PFIC during the current taxable year. If the Company is classified as a PFIC for any year during a U.S. shareholder's holding period, then such U.S. shareholder generally will be required to treat any gain realized upon a disposition of Common Shares, or any so-called "excess distribution" received on their Common Shares, as ordinary income, and to pay an interest charge on a portion of such gain or distributions, unless the shareholder makes a timely and effective "qualified electing fund" ("QEF Election") or a "mark-to-market" election with respect to the Common Shares. A U.S. shareholder who makes a QEF Election generally must report on a current basis its share of the net capital gain and ordinary earnings for any year in which the Company is PFIC, whether or not the Company distributes any amounts to its shareholders. U.S. shareholders should be aware that there can be no assurance that the Company will satisfy record keeping requirements that apply to a QEF Election, or that the Company will supply U.S. shareholders with information that such U.S. shareholders require to report under the QEF Election rules, in event that the Company is a PFIC and a U.S. shareholder wishes to make a QEF Election. Thus, U.S. shareholders may not be able to make a QEF Election with respect to their Common Shares. A U.S. shareholder who makes the mark-to-market election generally must include as ordinary income each year the excess of the fair market value of the Common Shares over the taxpayer's basis therein. This paragraph is qualified in its entirety by the discussion below in "Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Certain U.S. Federal Income Tax Considerations for U.S. Residents." Each U.S. shareholder should consult his or her own tax advisor regarding the U.S. federal, U.S. state and local, and foreign tax consequences of the PFIC rules and the acquisition, ownership, and disposition of Common Shares.

Our stock price may be volatile.

The stock market in general has experienced volatility that often has been unrelated to the operating performance of any specific public company. The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

  changes in our industry;
  competitive pricing pressures;
  our ability to obtain working capital financing;
  additions or departures of key personnel;
  limited "public float" in the hands of a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market prices of our common stock;
  sales of our common stock;
  our ability to execute our business plan;
  operating results that fall below expectations;
  loss of any strategic relationship;
  regulatory developments;
  economic and other external factors; and
  period-to-period fluctuations in our financial results.

We have never paid nor do we expect in the near future to pay dividends.

We have never paid cash dividends on our capital stock and do not anticipate paying any cash dividends on our common stock for the foreseeable future. Investors should not rely on an investment in our Company if they require income generated from dividends paid on our capital stock. Any income derived from our common stock would only come from rise in the market price of our common stock, which is uncertain and unpredictable.

Broker-dealers may be discouraged from effecting transactions in shares of common stock because they are considered a penny stock and are subject to the penny stock rules.

Our shares of common stock are currently considered a "penny stock." The SEC has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. The shares of common stock are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors." The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the shares of common stock. Consequently, these penny stock rules may affect the ability of broker-dealers to trade in the shares of common stock.

General Risks

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

The Company is required to comply with Canadian securities regulations and are subject to additional regulatory scrutiny in Canada.

The Company is a "reporting issuer" in Canada. As a result, our disclosure outside the United States differs from the disclosure contained in our SEC filings. The Company's reserve and resource estimates disseminated outside the United States are not directly comparable to those made in filings subject to SEC reporting and disclosure requirements, as the Company generally report reserves and resources in accordance with Canadian practices. These practices are different from the practices used to report reserve and resource estimates in reports and other materials filed with the SEC.

The Company also subject to increased regulatory scrutiny and costs associated with complying with securities legislation in Canada. For example, we are subject to civil liability for misrepresentations in written disclosure and oral statements. Legislation has been enacted in these provinces which creates a right of action for damages against a reporting issuer, its directors and certain of its officers in the event that the reporting issuer or a person with actual, implied, or apparent authority to act or speak on behalf of the reporting issuer releases a document or makes a public oral statement that contains a misrepresentation or the reporting issuer fails to make timely disclosure of a material change. We do not anticipate any particular regulation that would be difficult to comply with. However, failure to comply with regulations may result in civil awards, fines, penalties, and orders that could have an adverse effect on us.

The Company is dependent upon information technology systems, which are subject to disruption, damage, failure and risks associated with implementation and integration. A cybersecurity breach could occur and result in information theft, data corruption, operational disruption, disclosure of business sensitive, confidential or personally identifiable information, misdirected wire transfers, reputational harm, and financial loss.

The Company is dependent upon information technology systems in the conduct of our operations. Our information technology systems are subject to disruption, damage or failure from a variety of sources, including, without limitation, computer viruses, security breaches, cyber-attacks, natural disasters and defects in design. Cybersecurity incidents, in particular, are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data and other electronic security breaches that could lead to disruptions in systems, unauthorized release of confidential or otherwise protected information and the corruption of data. Various measures have been implemented to manage our risks related to information technology systems and network disruptions. However, given the unpredictability of the timing, nature and scope of information technology disruptions, we could potentially be subject to operational delays, the compromising of confidential or otherwise protected information, destruction or corruption of data, security breaches, other manipulation or improper use of our systems and networks or financial losses from remedial actions, any of which could have a material adverse effect on our cash flows, competitive position, financial condition or results of operations.

The Company is or may become subject to data privacy laws, regulations, litigation and directives relating to our processing of personal information.

The jurisdictions in which we operate (including the United States) have laws governing how we must respond to a cyber incident that results in the unauthorized access, disclosure, or loss of personal information. Additionally, new laws and regulations governing data privacy and unauthorized disclosure of personal information and imposing certain cybersecurity-related requirements may provide for a private right of action and imposition of significant fines, pose increasingly complex compliance challenges. Some or all of such legislation will elevate our compliance costs over time. Our business involves collection, use, and other processing of personal information and personally identifiable information of our employees, investors, contractors, suppliers, and customer contacts. As legislation continues to develop and cyber incidents continue to evolve, we will likely be required to expend significant resources to continue to modify or enhance our protective measures to comply with such legislation and to detect, investigate and remediate vulnerabilities to cyber incidents that relate to data privacy. Any failure by us, or a company we acquire, to comply with such laws and regulations could result in reputational harm, loss of goodwill, penalties, liabilities, remediation costs, or mandated changes in our business practices. Each has the potential to materially impact our financial condition.

Possible amendments to the General Mining Law could make it more difficult or impossible for us to execute our business plan.

The U.S. Congress has considered proposals to amend the General Mining Law of 1872 that would have, among other things, permanently banned the sale of public land for mining. The proposed amendment would have expanded the environmental regulations to which we are subject and would have given Indian tribes the ability to hinder or prohibit mining operations near tribal lands. The proposed amendment would also have imposed a royalty of 8% of gross revenue on new mining operations located on federal public land, which would have applied to substantial portions of our properties. The proposed amendment would have made it more expensive or perhaps too expensive to recover any otherwise commercially exploitable gold deposits which we may find on our properties. While at this time the proposed amendment is no longer pending, this or similar changes to the law in the future could have a significant impact on our business.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.  CYBERSECURITY

Description of Processes for Assessing, Identifying and Managing Cybersecurity Risks

We have a cybersecurity program, which uses technology and processes to help mitigate cybersecurity risks, with our management team working to monitor, assess, identify, and respond to potential cybersecurity incidents that threaten the Company. The program also focuses on security awareness and training for employees and contractors with access to Company facilities or systems. Cybersecurity risks for the Company include financial loss, loss of data, and business interruption. We maintain technology and non-technology based system controls, cybersecurity insurance, a robust backup program, and disaster recovery testing to mitigate these risks.

Our cybersecurity program also follows defense in depth principles, which aim to implement various layered access control, detection, prevention, and response measures. We regularly engage with independent third parties to assess our vulnerabilities and help us mitigate cybersecurity-related risks. Our security posture is also tested by internal personnel and independent third parties to gauge its effectiveness from time to time.

Management's Role in Assessing and Managing Cybersecurity Risks

The Company's cybersecurity risk management and strategy processes for assessing, identifying, and managing material risks from cybersecurity threats are managed by members of our management team. Cybersecurity incidents are to be immediately reported to the Company's management team for resolution. Information technology general controls, including controls to mitigate cybersecurity risks, are included with management's testing of internal control over financial reporting.

Board of Director's Oversight of Risks from Cybersecurity

Cybersecurity risks are included in an overall enterprise risk management assessment which is reviewed periodically by the Company's Board of Directors. The Company's management will also review the Company's cybersecurity program with the full Board once every year.

No Previous Material Cybersecurity Threats

We are not aware of any previous cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company. Despite the security and risk management measures that we have implemented and any additional measures we may implement or adopt in the future, our facilities and systems, and those of our third-party service providers, have been and are vulnerable to security breaches, computer viruses, lost or misplaced data, programming errors, scams, burglary, human errors, acts of vandalism, misdirected wire transfers, or other malicious or criminal activities. A successful attack on our information or operational technology systems could have material consequences to the Company. While we devote resources to our security measures to protect our systems and information, these measures cannot provide absolute security. See "Item 1A. Risk Factors" for additional information about the risks to our business associated with a breach or compromise to our information technology systems.

ITEM 2.  PROPERTIES

Summary

The Company is an exploration stage issuer engaged in the exploration of copper properties. The Company holds its Yerington Copper Project, in Lyon County Nevada, which is the Company's only material mineral property, through its wholly owned U.S. subsidiary, Singatse Peak Services LLC ("SPS").

During the fiscal year ended December 31, 2024, the Company held interests in the following mineral properties:

Project/Property name	Location	Deposit Type	Type of Interest	Acres/Hectares	Property Stage	Ownership/Operator	Materiality
Yerington Copper Project Yerington Copper Pit MacArthur Copper Pit Bear Copper Property	Lyon County Nevada, USA	Copper	5 fee simple parcels; 82 patented mining claims; 1,113 unpatented lode and placer mining claims	25,763.66 acres	Exploration Stage	Held by Singatse Peak Services LLC Operated by Lion CG	Material
Wassuk Property	Lyon County Nevada, USA	Copper	310 unpatented lode mining claims	6,400 acres	Exploration Stage	Held by Singatse Peak Services LLC Operated by Lion CG	Not Material
Copper Canyon Property	Lyon County Nevada, USA	Copper	60 unpatented lode mining claims	1,240 acres	Exploration Stage	Held by Singatse Peak Services LLC Operated by Lion CG	Not Material
Blue Copper Project	Powell County and Lewis & Clark County, Montana, USA	Copper	429 Unpatented lode mining claims,7 leased unpatented claims, 8 leased patented claims, 1 leased private parcel.	7,222 acres	Exploration Stage	Held by Falcon Copper Corporation ("Falcon Copper") Lion CG owns 43.46% interest in Falcon Copper Operated by Falcon Copper	Not Material
Schell Creek Project Cabin Property Muncy Creek Property	White Pine County, Nevada, USA	Copper	15 patented lode mining claims, 754 unpatented mining claims; Option to Joint Venture with Kennecott Exploration Company	15,578 acres	Exploration Stage	Held by Falcon Copper Corporation ("Falcon Copper")
Lion CG owns 47.7% interest in Falcon Copper through Quaterra Alaska Inc.
						Operated by Falcon Copper through option to joint venture with Kennecott Exploration Company	Not Material

Butte Valley Royalty	White Pine County, Nevada, USA	Copper	1405 unpatented mining claims; 1% Net Smelter Royalty; buydown to 0.5% for US $15 million	39,000 acres	Exploration Stage	Blue Copper Royalties LLC Lion CG owns 48.8% interest in Blue Copper Royalties LLC through Quaterra Alaska Inc.	Not Material
Nieves Project Interest	Zacatecas, Mexico	Copper	5% net profits interest	12,064 hectacres	Exploration Stage	Blue Copper Royalties LLC Lion CG owns 48.8% interest in Blue Copper Royalties LLC through Quaterra Alaska Inc.	Not Material

Figure 1

Summary Mineral Resources at End of the Fiscal Year Ended December 31, 2024

	Measured mineral resources		Indicated mineral resources		Measured + indicated mineral resources		Inferred mineral resources
	Amount (Ktons)	Grades/qualities (Total Cu, %)	Amount (Ktons)	Grades/qualities (Total Cu, %)	Amount (Ktons)	Grades/qualities (Total Cu, %)	Amount (Ktons)	Grades/qualities (Total Cu, %)
Copper:
Nevada-
Yerington Project - Yerington Deposit	62,901	0.30	94,709	0.27	157,610	0.28	113,229	0.22
Yerington Project - MacArthur Deposit	116,666	0.18	183,665	0.158	300,331	0.167	156,450	0.151
Yerington Project - W3 Stockpile	--	--	--	--	--	--	14,100	0.11
Yerington Project - Vat Leach Tailings	--	--	--	--	--	--	33,160	0.09
Total	179,567	-	278,374	-	457,941	-	316,939	-

Notes:

  Mineral resources are reported in situ and are current as of December 31, 2024. Mineral resources are not mineral reserves and do not demonstrate economic viability.
  Mineral resources at the Yerington Deposit are reported within a conceptual pit shell that used the following input parameters: a variable break-even economic cut-off grade of 0.038 % TCu and 0.126% TCu, for oxide and sulfide material respectively, based on assumptions of a net copper price of US$4.08 per pound (after smelting, refining, transportation, and royalty charges), 70% recovery in oxide material, 75% recovery in sulfide material, base mining costs of $2.49/st for oxide and 2.22 for sulfide, and processing plus G&A costs of $2.14/st.
  Mineral resources at the W3 Stockpile are reported within a conceptual pit shell that used the following input parameters: a variable break-even economic cut-off grade of 0.040 % TCu, based on assumptions of a net copper price of US$4.08 per pound (after smelting, refining, transportation, and royalty charges), 70% recovery in oxide material, base mining costs of $1.80/st, and processing plus G&A costs of $2.14/st.
  Mineral resources at the Vat Leach Tailings are reported within a conceptual pit shell that used the following input parameters: a variable break-even economic cut-off grade of 0.040 % TCu, based on assumptions of a net copper price of US$4.08 per pound (after smelting, refining, transportation, and royalty charges), 70% recovery in oxide material, base mining costs of $1.72/st, and processing plus G&A costs of $2.14/st.
  Mineral resources at the MacArthur Deposit are reported within a conceptual pit shell that uses the following input parameters: metal price of $3.75/lb Cu; metallurgical recoveries of 60% leach cap, 71% oxide, 65% transition and 40% sulfide; and base mining costs of $1.92/st.; Cut-off grade: 0.06% TCu for leach cap, oxide and transition. Cut-off grade for sulfide: 0.06% TCu for MacArthur & North Ridge, 0.08% TCu for Gallagher
  All figures are rounded to reflect the relative accuracy of the estimates and totals may not add correctly.

Internal Controls

Our properties are all at an early stage of exploration, with no reserves. The Company has Mineral Resources as disclosed in its SK-1300 Initial Assessment. Quality Assurance and Quality Control (QA/QC) protocols for all exploration, including drilling, sampling, and/or assaying are in place that are consistent with industry standards.  These protocols include, but are not limited to:

1. An established database that contains accurate, precise, and defensible data from which resource, reserve, and feasibility studies can be made.

2. Conducting verification sampling of historical data via twin drilling and re-assaying of samples.

3. Ensure that surface or drill sampling follows best industry practices. This includes monitoring contractors and correcting sampling methods, if necessary. Additionally, drilling samples are logged daily and a Company geologist marks each sample with information on how it will be split or sawed.  Drill contractors regularly perform down hole surveys with results communicated to Company personnel.

4. Samples are brought into a secured, covered location. Chain of Custody (COC) forms are kept with samples and are completed upon each transfer of the samples.

5. Use industry-standard QA/QC for analytical work. A blank or standard (with known assay values) is inserted into the sample stream every eleventh sample for all assay work.  Additionally, random duplicate analyses are performed by a second laboratory to confirm assay values.

Qualified Person

The disclosure in this annual report of scientific and technical information regarding exploration results for the Yerington Copper Project has been reviewed and approved by Todd Bonsall (MMSA QP#1603) of the Company, who is a qualified person under Regulation S-K 1300.

Yerington Copper Project, Nevada, US

Project Location and Access

The Yerington Copper Project ("Project") is located near the geographic center of Lyon County, Nevada, US, along the eastern flank of the Singatse Range. The Project includes both the historic Yerington Property and the historic MacArthur open pit located approximately 4.5 miles to the northwest. The Project is bordered on the east by the town of Yerington, Nevada which provides access via a network of paved and gravel roads that were used during previous mining operations.

The Property is approximately 70 miles by road from Reno Nevada, 50 miles south of Tahoe-Reno Industrial Center, and 10 miles from the nearest rail spur of Wabuska. Topographic coverage is provided by the U.S. Geological Survey "Mason Butte", Lincoln Flat", and the "Yerington" 7.5' topographic quadrangles.

Access to the Project from the town of Yerington follows US Highway ALT 95 north about one mile to the Burch Street turnoff, a paved road that leads west into the Yerington Property. Access into the mine area is fenced and restricted. Inside the fenced area a series of roads provide access to the property in Township 13 North, Range 25 East. Claims in Township 13 North, Range 24 East are accessed by several existing roads leading west from US Highway ALT 95, from one to three miles south of the town of Yerington. A 100-foot-wide gravel haul road that accessed the MacArthur open pit copper mine during the 1990s leads 3.5 miles south to the Yerington Mine Site. Beyond the MacArthur pit area are several existing historic two-track dirt roads that provide access throughout the property. Topographic coverage is on US Geological Survey "Mason Butte" and "Lincoln Flat" 7.5' topographic quadrangles.

The Bear deposit is located south-southeast of the MacArthur pit and can be accessed by farm roads that are directly connected to US Highway ALT 95.

Yerington Copper Project Location

Source:  Tetra Tech, 2014

The Yerington Copper Project consists of three property areas that are considered Material Properties within the project area, the Yerington pit, the MacArthur pit and the Bear property.

Regional Layout Map

LEGEND:
YERINGTON COPPER PROJECT BOUNDARY
TOWNSHIP/RANGE LINE
CONCEPTUAL PIT OUTLINES
PRIVATE AND PATENTED LAND
UNPATENTED CLAIMS
N
MACARTHUR PITS
BEAR PROPERTY
WALKER RIVER
CITY OF YERINGTON
YERINGTON PIT
4000
8000 FEET

Source: NewFields, 2023

Project Stage

The Project is an exploration stage project with Mineral Resources at the Yerington (which includes the Yerington pit, Vat Leach Tailings, and W-3 stockpile) and MacArthur deposits at the Project.

Local Resources and Infrastructure

The nearest population center is the agricultural community of Yerington, one mile east of the Yerington pit. Formerly an active mining center from 1953 to 1978 and from 1989 to 1997, Yerington now serves as a base for three active exploration groups: SPS; HudBay Minerals Inc. (Mason Project copper-molybdenum property); and Southwest Critical Materials, LLC (Pumpkin Hollow Copper Project). Yerington hosts a work force active in, qualified for, and familiar with mining operations within a one-hour drive.

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

Water Rights

On March 13, 2025, the Company announced the successful negotiation of a Settlement Agreement with the Nevada Division of Water Resources and the Nevada State Engineering (collectively, the "State") to reinstate 3,452.8 ac-ft of previously forfeited water rights essential for the development of the Yerington Copper project. As a result, the State has officially rescinded its notice of forfeiture, thus restoring all the Company's owned 6,014.5 ac-ft of water rights to good standing. This Settlement Agreement effectively terminates the legal proceedings initiated by the Company to defend its water rights.

Property Claims and Option Agreement

The Yerington Project consists of 5 fee simple parcels and 82 patented mining claims totaling 2,767.66 acres, and 1,113 unpatented lode and placer claims totaling 22,996 acres. The unpatented claims are located on lands administered by the US Department of Interior, Bureau of Land Management.

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

Unpatented lode claims have been staked by placing a location monument (two- by two-in by four-foot-high wood post) along the center line of each claim and two- by two-inch by four-foot-high wood posts at all four corners, with all posts properly identified in accordance with the rules and regulations of the BLM and the State of Nevada. Maximum dimensions of unpatented lode claims are 600 feet × 1,500 feet.

Nuton LLC (A Rio Tinto Venture) Option Agreement

On March 18, 2022, the Company entered an option to earn-in agreement with Rio Tinto America Inc. (“Rio Tinto”), subsequently assigned to Nuton LLC, a Rio Tinto Venture, (the “Nuton Agreement”), to advance studies and exploration at the Company’s copper projects in Mason Valley, Nevada. The Nuton Agreement outlines 3-stage investments amounting to $50,000,000 and provides Nuton LLC with an exclusive option to earn a 65% interest in the projects, comprising 34,494 acres of land, including the historical Yerington mine, historic MacArthur project, Wassuk property, the Bear Deposit, and associated water rights (the "Mining Assets").

In addition, Nuton LLC is evaluating the potential commercial deployment of its Nuton™ technology at the Company's Yerington Copper Project. Nuton™ offers copper heap leaching technologies developed by Rio Tinto to deliver greater copper recovery from mined materials and access new sources of copper, such as low-grade sulfide resources and reprocessing of stockpiles and mineralized waste. These technologies have the potential to deliver leading environmental performance through more efficient water usage, lower carbon emission, and the ability to reclaim mine sites by reprocessing waste.

As of December 31, 2024, the Company received a total of $28,000,000 from Nuton LLC.

  $4,000,000 for Stage 1 - completed
  $7,500,000 for original Stage 2 - completed
  $11,500,000 for Stage 2b - completed, unspend funds were transferred into Stage 2c
  $5,000,000 for Stage 2c - anticipated completion June 30, 2025

Within 60 days of the completion of Stage 2c, Nuton LLC shall provide written notice to the Company whether it elects to exercise the option and fund a comprehensive feasibility study (the "FS") in an aggregate amount (inclusive of the Stage 3 advance funding) not to exceed $50,000,000. Upon completion of the FS, Nuton LLC and the Company will decide whether to create an investment vehicle into which the Mining Assets will be transferred, with Nuton LLC holding not less than 65% interest in the investment vehicle.

As of December 31, 2024, Nuton LLC had provided a total of $28,000,000 under the Option Agreement. Should Nuton LLC elect to proceed with Stage 3, which includes a feasibility study based on the results of the Stage 1 and Stage 2 work programs, Nuton LLC will fully fund the feasibility study, with the cost not exceeding $22,000,000.

Bear Property Option Agreements

The Company currently controls the Bear deposit through five private land option agreements covering over 2,300 acres. The five option agreements, entered from March 2013 to May 2015, to acquire a 100% interest in private land in Yerington, Nevada, known as the Bear deposit. Under the terms of these option agreements, as amended, the Company is required to make $5,988,290 in cash payments over 15 years ($5,584,290 paid) to maintain the exclusive right to purchase the land, mineral rights, and certain water rights and to conduct mineral exploration on these properties. Two of the properties are subject to a 2% NSR which can be reduced to a 1% NSR for consideration of $1,250,000.

Outstanding payments to keep the five option agreements current are $634,000 due from 2025 to 2028.

These five option agreements include purchase provisions for cash payments ranging from $250,000 to $22,770,000, with terms requiring varying written notices (from no notice to 12-month notice).

Geology, Mineralization and Deposit

Like the Mason copper-molybdenum deposit located approximately 2.5 miles to the west, the Yerington, Bear, and MacArthur copper Deposits are hosted in Middle Jurassic intrusive rocks of the Yerington Batholith.

Copper mineralization in the deposits occurs in all three phases of the Yerington Batholith. Intrusive phases, from oldest to youngest, are known as the McLeod Hill Quartz Monzodiorite (field name granodiorite), the Bear Quartz Monzonite, and the Luhr Hill Granite, the source of quartz monzonitic (i.e. granite) porphyry dikes related to copper mineralization.

Following uplift and erosion, a thick Tertiary volcanic section was deposited, circa 18-17 Ma. This entire rock package was then extended along northerly striking, down-to-the-east normal faults that flatten at depth, creating an estimated 2.5 miles of west to east dilation-displacement (Proffett and Dilles, 1984). The extension rotated the section such that the near vertically emplaced batholiths were tilted 60° to 90° westerly. Pre-tilt, flat-lying Tertiary volcanics now crop out as steeply west dipping units in the Singatse Range. The easterly extension thus created a present-day surface such that a plan map view represents a cross-section of the geology.

Yerington Copper Deposit

The general geometry of copper mineralization below the Yerington pit is an elongate body extending 6,600 feet along a strike of S62ºE. The modeled mineralization has an average width of 2,000 feet and has been defined by drilling to an average depth of 400-500 feet below the pit bottom at the 3,500-foot elevation. The

The copper mineralization and alteration throughout the Yerington District is unusual for porphyry copper camps in that the mineralization is "stripey", occurring in WNW striking bands or stripes between materials of lesser grade. Clearly, much of this geometry is influenced by the strong, district-wide WNW structural grain observed in fault, fracture and, especially, porphyry dike orientations. Altered, mineralized bands range in width from tens of feet to 200-foot-wide mineralized porphyry dikes mined in the Yerington pit by Anaconda.

Greenish, greenish blue chrysocolla (CuSiO3.2H20) was the dominant copper oxide mineral, occurring as fracture coatings and fillings, easily amenable to an acid leach solution. Historic Anaconda drill logs note lesser neotocite, also referred to as black copper wad (Cu, Fe, Mn), SiO2 as well as rare tenorite (CuO) and cuprite (Cu2O). Oxide copper also occurs in iron oxide/limonite fracture coatings and selvages.

Chalcopyrite (CuFeS2) was the dominant copper sulfide mineral occurring with minor bornite (Cu5FeS4) primarily hosted in A-type quartz veins in the older porphyry dikes and in quartz monzonite and granodiorite, as well as disseminated between veins in host rock at lesser grade.

MacArthur Copper Deposit

The MacArthur Deposit is a large copper mineralized system containing near-surface acid soluble copper and the potential for a significant primary sulfide resource that remains underexplored. The MacArthur Deposit is hosted in middle Jurassic granodiorite and quartz monzonite intruded by west-northwesterly-trending, moderate to steeply north-dipping quartz monzonite porphyry dike swarms. The mineralization dominantly occurs as a 50 to 150-ft thick, tabular zone of secondary copper (in the form of oxides and/or chalcocite) covering an area of approximately two square miles. Limited drilling has also intersected underlying primary copper mineralization open to the north, but only partially tested to the west and east.

Oxide copper mineralization is most abundant and particularly well exposed in the walls of the legacy MacArthur pit. The most common copper mineral is chrysocolla; also present is black copper wad (neotocite) along with traces of cuprite and tenorite. The flat-lying zones of oxide copper mirror topography, exhibit strong fracture control and range in thickness from 50 to 100 feet. Secondary chalcocite mineralization forms a blanket up to 50 feet or more in thickness that is mixed with and underlies the oxide copper. Primary chalcopyrite mineralization has been intersected in several locations mixed with and below the chalcocite. The extent of the primary copper is unknown as many of the holes bottomed at 400 feet or less.

Like the other deposits in the Yerington Mining District, the MacArthur deposit has experienced complex faulting and tilting. Events leading to the current geometry and distribution of known mineralization include: 1) Middle Jurassic emplacement of primary porphyry copper mineralization by quartz monzonite dikes intruding the Yerington batholith; 2) Late Tertiary westward tilting of the porphyry deposit from 60° to 90° through Basin and Range extensional faulting; 3) secondary (supergene) enrichment resulting in the formation of a widespread, tabular zone of secondary chalcocite mineralization below outcrops of oxidized rocks called leached cap; 4) oxidation of outcropping and near-surface parts of this chalcocite blanket, as well as oxidation of the primary porphyry sulfide system.

Bear Copper Deposit

The Bear Deposit occurs below 500 to 1,000 feet of valley fill and volcanic rocks of Tertiary age. Mineralization occurs predominantly in quartz monzonite, border phase quartz monzonite, and quartz monzonite porphyry dikes of Jurassic age.

The mineralization of the Bear Deposit is predominantly related to micaceous veining rather than A-type quartz veining common in the Yerington Deposit. Mineralization also occurs in distinct sulfide veins (dominantly chalcopyrite) as well as in calc-silicate altered zones where sulfide mineralization tends to occur in gobs and knots. No copper oxide mineralization is present and only minor occurrences of chalcocite have been noted. Molybdenite is a common sulfide within the deposit. However, only about 20% of the historic core samples have been analyzed for molybdenite and more studies are necessary to better understand its average grade and distribution.

The deposit is displaced by the gently east-dipping normal fault known as the Bear fault. The fault is defined by strongly sheared dark clay gouge with andesite and sulfide fragments. The Bear fault is further down dropped by steep range front normal faults. On the western part of the deposit the mineralization occurs within the foot wall of the Bear fault while to the east the mineralization occurs deeper within the hanging wall of the Bear fault

The Bear Deposit is prospective because of its very large size, historic drilling and potential for higher grades than district averages. Molybdenum could also represent a by-product credit at the Bear Deposit.

Exploration History

Recorded production in the Yerington District dates back to 1883 as prospectors were attracted to and investigated colorful oxidized copper staining throughout the Singatse Range. Information is sparse for from early 1880's through World War II, although it is likely that lessees worked the oxidized copper deposits during spikes in copper prices. Private reports describe material shipments and planned underground exploration from a northwest striking, southwest dipping structure at the historic Montana-Yerington Property area located approximately one mile west of the present-day Yerington pit.

During the 1940s Anaconda, at that time one of world's major copper producers, sent geologists to the Yerington District whose exploration outlined a 60-million-ton resource over the Yerington pit. During the early 1950s, the US government, citing the need for domestic copper production, offered "start-up" subsidies to Anaconda to open a copper mine in the Yerington District. Anaconda sank two approximately 400-foot-deep shafts in the present-day open pit and drove crosscuts to obtain bulk samples of oxidized rock for metallurgical study. Anaconda began operating the Yerington Deposit in 1952 and mined continually through 1979, producing approximately 1.744 billion pounds of copper from a deposit that contained 162 million tons averaging 0.54% Cu. Approximately 104 million tons of this total were oxidized copper material that was "vat leached" with sulfuric acid in 13,000-ton cement vats on a seven-day leach cycle. Sulfide materials were concentrated on site in a facility that was dismantled and sold following termination of mining in 1979. The cement copper and sulfide concentrates were shipped to the Anaconda's smelter in Montana.

During operations at the Yerington pit, both the Bear Deposit and MacArthur Deposit were initially discovered by Anaconda. The Bear Deposit was discovered in the 1960's as Anaconda was conducting condemnation drilling for a sulfide tailings facility and subsequently followed up with extensive drilling. The MacArthur Deposit was discovered in the late 1960's to early 1970's through mapping, trenching, and subsequent drilling. Anaconda developed a resource for both deposits.

In 1976, all assets of Anaconda, including the Yerington Property, were purchased by the Atlantic Richfield Company (ARC), which subsequently shut down dewatering pumps in the pit and closed the Yerington Property in 1979 due to low copper prices.

The Yerington Property were acquired by CopperTek, a private Yerington company owned by Mr. Don Tibbals in 1982. In the mid-1980's CopperTek began reprocessing waste rock and Vat Leach Tailings ("VLT") on Heap Leach Pads ("HLPs"), including an SXEW plant to produce cathode copper. CopperTek was acquired by Arimetco Inc. ("Arimetco") in 1989. Arimetco purchased the mine property from CopperTek, commissioned a 50,000-pound-per-day SXEW plant, and began heap leaching the sub-grade (referred to as W-3) dump rock stripped from the Yerington pit by Anaconda. Arimetco also processed VLT and trucked oxidized material from the MacArthur Deposit located approximately five miles north of the Yerington Property. Arimetco produced some 95 million pounds of copper from 1989 to 1999 before declaring bankruptcy in 1997 due to low copper prices. Arimetco terminated mining operations in 1997 and abandoned the property in early 2000.

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

The Yerington Property has been characterized through previous permitting efforts, environmental studies, and analyses, and as part of the regulatory compliance process during previous operations. SPS is currently developing a regional numerical groundwater model, including a Pit Lake fate and transport model, to assess potential impacts to the groundwater system from dewatering the existing Pit Lake and expanding and deepening the Yerington pit.

The Yerington Property is undergoing active remediation of the former Anaconda and Arimetco mining operations (brownfield site). Atlantic Richfield Company (ARC) has the responsibility for remediation at the Yeirngton Property. Prior to acquiring the Yerington Property in 2011, SPS performed due diligence following guidelines of a BFPP defense to shield SPS from legacy liabilities. In 2009, the State of Nevada, EPA and BLM issued letters outlining activities SPS needed to take to achieve and maintain BFPP status under State and Federal law. SPS continues to perform the activities to maintain the BFPP status. SPS entered into a Master Agreement with ARC effective June 1, 2015, that outlines the parties’ responsibilities concerning cooperation, access, property rights, liabilities, federal land acquisition, preservation of SPS’s property and mineral rights and coordination of the use of the brownfield site by ARC to complete remedial actions and by SPS for exploration, mining, and mineral processing activities. These agreements reduce SPS’s risks regarding environmental liabilities from past exploration, mining and mineral processing which took place at the Yerington brownfield site prior to SPS’s acquisition in 2011. These agreements allow SPS to proceed with mine development and operation in parallel with ARC’s ongoing remediation activities. Areas of the Yerington Property that are included in the proposed Yerington Copper Project are envisioned to be reclaimed  as part of mine closure and covered by a new reclamation bond. Synchronization of remediation with mining will be ongoing and refined during the next stage of mine development.

SPS intends to reclaim disturbed areas resulting from activities associated with the Project in accordance with BLM Surface Management and the State of Nevada NDEP regulations. The State of Nevada requires development of a Reclamation Plan for any new mining project and for expansions of existing operations meeting requirements to return mined lands to a productive post-mining land use.

Drilling

Historical Drilling

Yerington Deposit

Anaconda conducted considerable exploration and production drilling during its long tenancy, which resulted in the existing Yerington pit. Although the actual number of exploration drill holes and footages is unknown, historic records indicate that well over a thousand holes, including both core and rotary, were drilled in exploration and development at the Yerington pit alone.

At the Anaconda Collection - American Heritage Center, University of Wyoming at Laramie, a large inventory of Anaconda data is available for review. To obtain drill hole information of the Deposits in the Yerington District, approximately 10,000 pages of scanned drill hole records from the library were reviewed. While some holes contained only lithologic or assay summary information, after final verification, 561 Anaconda holes totalling 232,739.9 feet contained adequate detailed assay, hole location and orientation information to be used in the mineral resource estimate. An additional 232 drill holes totalling 65,170.5 feet were digitized from sections and cross-validated and included in the Yerington Deposit database.

Of additional benefit, core left on site by Anaconda was available for assay by Lion CG. As part of the validation of the Anaconda data, selected intervals from 45 Anaconda core holes were submitted to Skyline Assayers and Laboratories for assay to compare with assays recorded from the historic documents. Although historic drilling included intervals which were subsequently mined by Anaconda, they remained in the data base for statistical and interpolation purposes. Anaconda drill hole locations (based on drill logs and digitized sections) were also incorporated into the data base.

MacArthur Deposit

Over MacArthur's exploration history, several operators have contributed to the pre-Lion CG drill hole database of more than 300 holes. Operators include U.S Bureau of Mines (USBM), Anaconda Company, Bear Creek Mining Company, Superior Oil Company and Pangea Explorations, Inc.

Anaconda's drilling at MacArthur, which was supervised by Anaconda's Mining Research Department, was accomplished using Gardner-Denver PR123J percussion drills. The percussion drill was fitted with a sampling system designed by the Mining Research Department, which collected the entire sample discharged from the hole. It is uncertain what type of drilling equipment was used by Anaconda for core holes. The remainder of the drilling for MacArthur was done by Boyles Brothers Drilling Company using rotary and down-the-hole percussion equipment.

Bear Deposit

The Bear Deposit is located about 10,000~~-~~feet north-northeast of the Yerington pit. Drilling has been reported at the Bear Deposit since 1961 in 60 drill holes totalling 133,175.1 feet. Operators at the Bear Deposit include Anaconda, Phelps Dodge, and Newmont Mining Corporation. Drill holes were pre-collared using rotary drilling and downsized to NC core, which is 1.875 inches.

Yerington

Lion CG's 2011 drilling program totaled 21,887 feet in 42 holes. That included 6,871 feet of core: 14 HQ (2.5-inch) core holes, which includes one hole (SP-010) collared in PQ (3.345-inch) and reduced to HQ at 147 feet. Reverse circulation (RC) drilling totalled 15,016 feet in twenty-eight 4.5-inch RC holes. Fourteen core holes and four RC holes were drilled to twin Anaconda core holes, while the remaining 24 RC holes were targeted for expansion of mineralization laterally and below historic Anaconda drill intercepts along the perimeter of the Yerington pit.

Drill hole siting was constrained by pit wall geometry and by the presence of the pit lake and was confined to selected benches around the Yerington pit to maintain safe access around the existing pit lake.

The total area covered by the drilling resembles an elliptical doughnut (the accessible ramps and roads along perimeter within the Yerington pit). Drill hole spacing is irregular due to access and safety limitations within the pit.

The 2017 and 2022 drilling focused on deeper drill holes to confirm the extents of mineralization. Lion CG completed an additional seven holes totalling 15,636.7 feet. Four of the holes were pre-collared using RC and changed to HQ sized core.

MacArthur

From 2007 through to 2010, Lion CG completed an extensive drilling program of 123,005 feet in 375 drill holes including 28,472 feet of core over 32 holes and 94,533 feet of RC drilling over 343 holes. Lion CG's initial objective was to verify and expand the MacArthur oxide resource, as defined by the 1970's Anaconda drilling.

Taking into account minor secondary chalcocite intersected in the few Anaconda drill holes that reached depths greater than 300 feet, Lion CG successfully targeted a deeper chalcocite zone in step out holes from the MacArthur pit area. The program expanded the oxide mineralization, and encountered a large, underlying tabular blanket of mixed oxide-chalcocite mineralization. Lion CG's deeper drillholes testing the western and northern margins of the chalcocite mineralization encountered primary copper sulfide mineralization below the chalcocite blanket.

In 2011, drilling centered on an approximate one-half square mile area from the North Ridge area to the present-day MacArthur pit, and the Gallagher area located west of the existing MacArthur pit. Drill spacing was reduced to 250-foot centers on several drill fences. South-bearing angle holes tested the WNW, north dipping structural / mineralized grain and east- and west-bearing angle holes tested orthogonal structure. In 2021, a focus was made to continue upgrading the resource in the main portion of the MacArthur Deposit as well as to step out to the east-southeast to test for additional acid soluble copper mineralization.

In 2011, 3,275 feet of PQ size core was drilled at 26 sites for the purpose of metallurgical test work. PQ holes twinned existing Lion CG RC and core holes.

In 2021, 5,147 feet of exploration drilling in ten holes was completed, and 4,445 feet of PQ size core was drilled in thirteen holes for metallurgical sampling.

Bear

Lion CG has drilled 10 holes totalling 34,283.5 feet at the Bear since 2015. The drill holeswere pre-collared using sonic, reverse circulation or rotary drilling prior to core drilling. Drilling was focused on expanding the Bear deposit to the northeast and to the northwest.

Residuals Drilling

Numerous sites of low-grade mineralization and waste dumps are present at the Yerington. Some of these have been sampled, post deposition, to determine an average grade and to conduct metallurgical testing. Two areas are included in the mineral resource estimate:

  W-3 which is a rock disposal unit that lies north of the Yerington pit

  Vat Leach Tailings (VLT) which are low-grade oxide tailings that lie northwest of the Yerington pit

W-3

W-3 is a waste rock disposal unit that lies north of the current Yerington pit. It is composed of subgrade copper oxide ore from Anaconda mining operations.

In 2012, to follow-up on historic reporting, Lion CG drilled fourteen (one twin) Roto-Sonic drill holes for a total of 1,450 feet. Drill hole depths ranged from 95 to 165 feet.

Vat Leach Tails

Oxide tailings, or VLT, are the leached products of Anaconda's vat leach copper extraction process. The oxide tailings dumps, located north of the process areas, contain the crushed rock that remained following the extraction of copper in the vat leaching process. The vat leach process involved crushing ore into a uniform minus 0.5-inch size and loading it into one of eight large concrete leach vats where weak sulfuric acid was circulated over an 8-day period. Following the 8-day cycle, the spent ore was removed from the vats and transferred to haul trucks for conveyance to the oxide tailings area.

In May and June of 2012 22 drill holes, VLT-001 to VLT-022, first completed with wet sonic drilling methods. In September 2012, nine dry rotosonic drill holes (Prosonic) twinned the wet sonic drill holes configured with an 8-inch-diameter drill pipe and a 7-inch core. "T" was added to the hole number to identify the twin holes.

2024 Drilling

Yerington Deposit

Diamond drilling was completed at Yerington in 2024 totalling 3,457.5 feet of PQ-sized drilling in four core drill holes that were targeted for expansion. Diamond core drilling was conducted by Alford Drilling, LLC of Elko, NV.

MacArthur Deposits

Reverse circulation (RC) drilling was completed at MacArthur in 2024 totalling 6,165 feet of drilling in 18 drill holes that were targeted for expansion and in-fill.  RC drilling was conducted by Alford Drilling, LLC of Elko, NV.

Bear Deposit

Diamond drilling was completed at Bear in 2024 totalling 7,048 feet of NQ, HQ, or PQ-sized drilling in two core drill holes that were target for expansion. Diamond core drilling was conducted by Alford Drilling, LLC of Elko, NV.

Sampling, Analysis and Data Verification

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

RC sample bags, having been transported on a ten-foot trailer by drill crews or by SPS personnel from the drill site to the secure sample warehouse, are unloaded onto suspended wire mesh frames for further drying. Diesel-charged space heaters assist in drying during winter months. Once dry, four to five samples are combined in a 24- by 36-inch woven polypropylene transport ("rice") bag, wire tied and carefully loaded on plastic lined pallets. Each pallet is shrink-wrapped, wire tied and weighed.

Drill core, having been transported at end of each shift by the drill crew to Lion CG's secure sample warehouse, is logged by a Lion CG geologist who marks appropriate sample intervals (one to nominal five feet) with colored flagging tape. Lines are marked along the length of core with red wax crayons to indicate where the core piece should be sawed and sampled. Sample tags are placed in the core box at the beginning of the interval sampled and a tag is placed in the sample bag.  The sample tags and sample bags are labelled with the drill hole number and sample footage. Half of the split was bagged in 11- by 17-inch cloth bags while the other half was returned to the appropriate core box for storage in the sample warehouse.

In the 2011 drill program, pallets were picked up and trucked by Skyline Assayers & Laboratories ("Skyline") personnel who, at the time, operated a sample preparation facility in Battle Mountain, Nevada. A chain of custody form accompanied all shipments from Yerington to Battle Mountain. Once Skyline prepared each sample in its Battle Mountain facility, approximately 50-gram sample pulps are air-freighted to Skyline's analytical laboratory in Tucson, Arizona for analyses and assay.

In 2017, Bureau Veritas' personnel picked up the samples, which were prepped in the Sparks, NV facility and then forwarded the pulps to their Vancouver laboratory for analysis.

In 2022 and 2024, Skyline personnel (from Tucson) picked up the samples which were prepped and analyzed in their Tucson laboratory.

In 2023, ALS personnel picked up the samples, which were prepped in the Reno, NV facility. Samples were then sent to North Vancouver. British Columbia or Twin Falls, Idaho for analysis.

Woods Process Laboratory picked-up the samples from W-3 drilling, which were prepped and assayed in their facility in Winnemucca, NV. Samples were analyzed for total copper (TCu), and in some instances gold and multi-element analyses. Samples representing oxide mineralization were also analyzed for acid soluble copper and ferric soluble copper via individual assay analyses or via sequential methodology. After analysis, all pulps and rejects are returned to Lion CG and kept in a secure sample warehouse.

Rock quality designations (RQD) and magnetic susceptibility measurements were taken on all drill core which was photographed following geologic logging. Selected core was used to provide bulk density measurements.

Data verification has been conducted to validate the historic data. Anaconda's former Chief Chemist confirmed Samples from MacArthur and Yerington were delivered to Anaconda's analytical laboratory in Yerington, NV.  Samples were blended, pulverized and a 2-gm sample was extracted for assay.  Samples were assayed for total copper and oxide copper, according to standard wet chemistry procedures. Assay reports were handwritten, signed by Anaconda's Chief Chemist and one original issued to management along with three carbon copies.

Lion CG has also conducted twin drilling at the MacArthur, Yerington, and Bear Deposits which has validated Anaconda's historic drilling data. Also, historic core from the Yerington Deposit has been re-assayed, further confirming Anaconda's data.

Metallurgical Testing

Yerington and MacArthur oxide materials are well-suited to standard heap leaching. The projected copper recoveries for these oxide materials are approximately 70% for Yerington and 75% for MacArthur, with expected net acid consumption of approximately 28.6 lb/ton and 32 lb/ton, respectively.

Primary sulfide materials at Yerington will be processed using BioHeap technologies, which comprise a suite of copper heap leaching technologies that improve recovery from primary copper sulfides.

Yerington Deposit

Oxide and sulfide at Yerington will be processed using separate heap leach pads.  Oxide material will be processed using modern oxide heap leaching techniques, while the sulfides will be processed using BioHeap methods.  Copper recoveries from Yerington sulfide materials demonstrate an increase from below 25% to 74% for the sample tests to date, with an acid consumption calculated at 32 lb/ton.

At this point in time, the metallurgical BioHeap testing on Yerington sulfide materials is ongoing.

Several synergies exist that improve the metallurgical performance of oxide materials while simultaneously reducing operating costs for both the oxide and sulfide leach methods.

The current phase of testing, optimization and variability testing is anticipated to conclude in 2025.

MacArthur Deposits

Upon reviewing historical and recent metallurgical test results for the MacArthur Deposit, oxide material, certain issues were identified that necessitate further test work to enhance the understanding of copper recovery and sulfuric acid consumption, along with their potential impact on the Project. In 2021, a total of 13 drill holes were executed to collect fresh samples for additional metallurgical test work encompassing bottle roll tests and several column tests aimed at refining heap leach recovery.

Analysis of the sieve data from the column tests suggests that finer crushing may offer potential benefits at MacArthur. However, it is essential to conduct additional metallurgical testing to validate this observation and strike a balance between capital and operating costs while maximizing potential recovery improvements.

Mineral Resources

Resource Estimation Methodology

The resource pit shells were completed with various input parameters including estimates of the expected mining, processing, and G&A costs, as well as metallurgical recoveries, pit slopes and reasonable long-term metal price assumptions. AGP worked together with Lion CG and the study team personnel to select appropriate operating cost parameters for the open pits.

The mining costs are based on cost estimates for equipment from vendors specific to the Yerington Copper Project and previous studies completed by AGP. The costs represent a base cost from the resource shell edge and an incremental cost below the shell elevation for the Yerington and MacArthur pit shells, but a fixed average cost for the other resource areas due to their geometry being less influenced by the depth of the potential shell. Process feed material is sent to separate destinations and the costs reflect that. The mining cost estimates are based on the use of 100-ton trucks using an approximate waste dump configuration to determine incremental hauls for process feed and waste.

Geotechnical sectors used for the Yerington resource were based on AGP's 2023 review of past operating reports. Pit slopes ranged from 40-45 degrees. For the MacArthur area pits a default slope of 45 degrees was applied.

Process costs and recoveries by feed type were provided by the process firm Woods. Metallurgical recoveries ranged from 70% for oxide materials and 75% for sulfide materials for the Yerington resource areas. Recoveries for the MacArthur are resources used 60% for leach cap, 71% for oxide, 65% for transition material and 40% for sulfides.

Total copper grades are used in the revenue calculations with the appropriate recoveries applied to them. The recovery assumptions are based on the process flow sheet the feed material will be subjected to on the heap.

For block valuation, a Net Smelter Rate ("NSR") ($/t) was determined for every block and used with the Lerchs-Grossman routine within MinePlan.

Commodity prices used in the resource estimation were based on metal pricing at the time the resource estimates were calculated.  For the Yerington deposits (Yerington, W-3 stockpile and Vat Leach Tailings), the spot copper price on the London Metal Exchange (LME) on February 16, 2023, was $4.03/lb. The two-year, three-year, five-year, and ten-year rolling average prices to February 16th of the years has been $4.14, $3.73, $3.36 and $3.07/lb respectively.

Net revenue was determined by applying the estimated copper price to the payable copper estimated for each year. Sales prices were applied to all life of mine production without escalation or hedging. The revenue was calculated as the value of payable metals sold minus treatment and transportation charges. The copper metal price of $4.30/lb Cu for the resource shell was based on the historic three-year average price of $3.73/lb Cu escalated by 15% for the Mineral Resource.

Copper prices for the MacArthur Deposit were based on data at the time of the resource generation (January 2022). New pit shells were not developed for these deposits, so the copper price of $3.50/lb was used.

The grade cut-offs for each deposit (Yerington, W-3 stockpile, Vat Leach Tailings, and MacArthur) using the costs, and recoveries highlighted in Table 1 were also included in the same table. Note in Table 1 that MacArthur has variable calculated cut-offs due to higher processing costs at Gallagher due to higher acid consumption. The marginal cut-off is considered at the rim of the pit shell.  Any material that is mined is considered for processing if the contained mineralization contains a value greater than processing it or above the marginal cut-off.  Material at the pit shell rim with less value than the marginal cut-off is sent to a Waste Rock Storage Facility ("WRSF") from an economics perspective.

Those blocks within the constraining resource shell and above the cut-off applied are considered to have reasonable prospects for economic extraction.

Yerington Deposit

The mineral resources were classified in accordance with S-K 1300 definitions. The Yerington Deposit Mineral Resource estimate involved assay analyses and the interpretation of a geologic model which describes the spatial distribution of copper within the Yerington Deposit. Interpolation parameters were defined based on geological considerations, drill hole spacing, and geostatistical analysis of the data. Classification of the Yerington Deposit Mineral Resources was done based on their proximity to sample locations and their suitability for mining production. The 2023 Yerington Copper Project Mineral Resource amenable to open pit extraction was reported at 0.038% total copper (TCu) cut-off grade for oxide mineralization and 0.126% TCu cut-off grade for sulfide mineralization.

Mineral Resources are not Mineral Reserves do not have demonstrated economic viability. This estimate of Mineral Resources may be materially affected by environmental permitting, legal, title, taxation, sociopolitical, marketing, and other relevant issues.

The updated Mineral Resources for the Yerington Deposit are as follows: Measured Resources of 62.9 MTons at 0.30 TCu%; Indicated Resources of 94.7 MTons at 0.27 TCu%; and Inferred Resources of 113.2 MTons at 0.22 TCu%. The Mineral Resource is current on December 31, 2024.

Yerington Deposit - Summary of Copper Mineral Resources at the End of the Fiscal Year Ended December 31, 2024 Based on $4.30/lb Cu

Material	Cut-off Grade (TCu%)	Tons	TCu%	TCu lbs.
Measured Oxide	0.038	20,230,000	0.25	99,367,000
Measured Sulfide	0.126	42,671,000	0.32	274,578,000
Measured Total		62,901,000	0.30	373,945,000
Indicated Oxide	0.038	13,749,000	0.22	60,166,000
Indicated Sulfide	0.126	80,960,000	0.28	457,921,000
Indicated Total		94,709,000	0.27	518,087,000
Measured+Indicated Oxide	0.038	33,979,000	0.23	159,533,000
Measured+Indicated Sulfide	0.126	123,631,000	0.30	732,499,000
Measured+Indicated Total		157,610,000	0.28	892,032,000
Inferred Oxide	0.038	33,347,000	0.18	122,221,000
Inferred Sulfide	0.126	79,881,000	0.24	385,938,000
Inferred Total		113,229,000	0.22	508,159,000

 Notes:

  Mineral resources are reported in situ and are current as of December 31, 2024. Mineral resources are not mineral reserves and do not demonstrate economic viability.  AGP is the Firm responsible for this estimate.
  Mineral resources are reported within a conceptual pit shell that used the following input parameters: a variable break-even economic cut-off grade of 0.038 % TCu and 0.126% TCu, for oxide and sulfide material respectively, based on assumptions of a net copper price of US$4.08 per pound (after smelting, refining, transportation, and royalty charges), 70% recovery in oxide material, 75% recovery in sulfide material, base mining costs of $2.49/st for oxide and 2.22 for sulfide, and processing plus G&A costs of $2.14/st.
  All figures are rounded to reflect the relative accuracy of the estimates and totals may not add correctly.

W-3 Stockpile

W-3 is a rock disposal stockpile that lies north-northwest of the current Yerington pit. It was derived from subgrade copper oxide material mined during historical Anaconda mining operations. In 2012, Lion CG drilled fourteen Roto-Sonic drill holes into this stockpile.

No controls for mineralization were used as W-3 is a surface stockpile of primarily low-grade oxide mineralization, and are not in situ. The volume of the W-3 stockpile was estimated by comparing the current topography based on 2023 LiDAR survey and interpreted original topography.

The mineral resource estimates were classified in accordance with the definitions in S-K 1300. The W-3 block model TCu was interpolated using inverse distance weighting to the third power methods (ID3). The resource classification was applied based on the distance to nearest composite reported for the ID3 interpolation.

Mineral Resources are not Mineral Reserves do not have demonstrated economic viability. This estimate of Mineral Resources may be materially affected by environmental permitting, legal, title, taxation, sociopolitical, marketing, and other relevant issues.

The 2023 W-3 Stockpile Mineral Resource amenable to open pit extraction was reported at 0.04% TCu cut-off grade. The Inferred W-3 Stockpile Mineral Resource is 14.1 million tons at 0.11% TCu. The Mineral Resource is current on December 31, 2024.

W-3 Stockpile - Summary of Copper Mineral Resources at the End of the Fiscal Year Ended December 31, 2024 Based on $4.30/lb Cu

Class	Cut-off Grade (TCu%)	Tons	TCu%	TCu lbs.
Inferred	>= 0.04	14,100,000	0.11	30,571,000

Notes:

  Mineral resources reported are surficial deposits and are not in situ. The mineral resources are current as of December 31, 2024. Mineral resources are not mineral reserves and do not demonstrate economic viability.  AGP is the Firm responsible for this estimate.
  Mineral resources are reported within a conceptual pit shell that used the following input parameters: a variable break-even economic cut-off grade of 0.040 % TCu, based on assumptions of a net copper price of US$4.08 per pound (after smelting, refining, transportation, and royalty charges), 70% recovery in oxide material, base mining costs of $1.80/st, and processing plus G&A costs of $2.14/st.
  All figures are rounded to reflect the relative accuracy of the estimates and totals may not add correctly.

Vat Leach Tailings

Oxide tailings, or Vat Leach Tailings ("VLT"), are the residual leached products of Anaconda's vat leach copper extraction process. The oxide tailings dumps, located north of the previous process areas, contain the crushed rock and the red sludge at the base of the leach vats that remained following the extraction of copper in the vat leaching process.

No controls for mineralization were used as this is primarily low-grade oxide mineralization in surface stockpiles and are not in situ. The volume of the VLT was estimated by comparing the current topography based on 2023 LiDAR survey and interpreted original topography.

The mineral resource estimates were classified in accordance with the definitions in S-K 1300. The VLT block model TCu was interpolated using inverse distance weighting to the third power methods (ID3). The resource classification was applied based on the distance to nearest composite reported for the ID3 interpolation.

Mineral Resources are not Mineral Reserves do not have demonstrated economic viability. This estimate of Mineral Resources may be materially affected by environmental permitting, legal, title, taxation, sociopolitical, marketing, and other relevant issues.

The 2023 VLT Mineral Resource amenable to open pit extraction was reported at 0.04% TCu cut-off grade. The Inferred VLT Mineral Resource is 33.2 million tons at 0.09% TCu (Table 4). The Mineral Resource is current as of December 31, 2024.

VLT - Summary of Copper Mineral Resources at the End of the Fiscal Year Ended December 31, 2024 Based on $4.30/lb Cu

Class	Cut-off Grade (TCu%)	Tons	TCu%	TCu lbs.
Inferred	>= 0.04	33,160,000	0.09	62,622,000

Notes:

  Mineral resources reported are surficial deposits and are not in situ. The mineral resources are current as of December 31, 2024. Mineral resources are not mineral reserves and do not demonstrate economic viability.  AGP is the Firm responsible for this estimate.
  Mineral resources are reported within a conceptual pit shell that used the following input parameters: a variable break-even economic cut-off grade of 0.040 % TCu, based on assumptions of a net copper price of US$4.08 per pound (after smelting, refining, transportation, and royalty charges), 70% recovery in oxide material, base mining costs of $1.72/st, and processing plus G&A costs of $2.14/st.
  All figures are rounded to reflect the relative accuracy of the estimates and totals may not add correctly.

MacArthur Deposits

The MacArthur Deposit Mineral Resources were classified in accordance with S-K 1300 definitions. The Mineral Resources for the MacArthur Deposits are contained within a pit shell defined by the current understanding of costs and recovery of copper based on the intended recovery method of heap leaching using sulfuric acid.

The cut-off grades are 0.06% TCu for all material types in the MacArthur pit area and North Ridge, and the Leach Cap, Oxide and Mixed zones in Gallagher. This cut-off grade is at or above an internal cut-off by material type (due to variable recovery) and was selected to have a consistent cut-off for all material types. The cut-off for the Sulfide zone in Gallagher is 0.08% TCu due to the higher acid consumption.

Mineral Resources are not Mineral Reserves do not have demonstrated economic viability. This estimate of Mineral Resources may be materially affected by environmental permitting, legal, title, taxation, sociopolitical, marketing, and other relevant issues.

The Mineral Resources for the MacArthur Deposit are: Measured Resources of 116.7 MTons at 0.18 TCu%; Indicated Resources of 183.7 MTons at 0.158 TCu%; and Inferred Resources of 156.5 MTons at 0.151 TCu% (Table 5). The Mineral Resource is current as of December 31, 2024.

MacArthur - Summary of Copper Mineral Resources at the End of the Fiscal Year Ended December 31, 2024 Based on $3.50/lb Cu

Classification	Ktons	Total Cu, %	Contained Cu Pounds x 1000
Measured	116,666	0.180	420,929
Indicated	183,665	0.158	579,479
Sum Measured+Indicated	300,331	0.167	1,000,408
Inferred	156,450	0.151	471,714

Notes:

  Mineral resources are reported in situ and are current as of December 31, 2024. Mineral resources are not mineral reserves and do not have demonstrated economic viability. IMC is the firm responsible for the estimate.
  Mineral resources are reported within a conceptual pit shell that uses the following input parameters: metal price of $3.75/lb Cu; metallurgical recoveries of 60% leach cap, 71% oxide, 65% transition and 40% sulfide; and base mining costs of $1.92/st.
  Cut-off grade: 0.06% TCu for leach cap, oxide and transition
  Cut-off grade for sulfide: 0.06% TCu for MacArthur & North Ridge, 0.08% TCu for Gallagher

Exploration Program

Lion CG believes the Yerington Copper Project has potential for copper resources. Historic and current drilling data indicate that horizontal and vertical limits to the mineralization at the Yerington pit have not yet been found.

The Company has set a budget of approximately $0.6 million for exploration of the Yerington Copper Project in the 2025 fiscal year to December 31, 2025.

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

Further, the Company will be required to pay an Exploration fee to Convergent Mining, LLC calculated as:

• 5% of the first $2,000,000 of qualifying exploration costs, not exceeding $100,000

The Copper Canyon Property does not constitute a "Mining Asset" applicable to the Company's Nuton LLC Agreement.

Falcon Copper Corp. Properties

The Company holds an interest in the following properties through its 43.46% interest in Falcon Copper Corp. as described below.

Blue Copper Property, Montana, US

The Blue Copper Property consists of 429 unpatented lode mining claims, 7 leased unpatented claims, 8 leased patented claims, 1 leased private parcel located in Powell Country and Lewis & Clark County, Montana covering over 8,000 acres.

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

  Make a commitment payment of $95,059 to Kennecott (paid)
  Incur exploration expenditures of $1,500,000 on the Muncy Property and $1,000,000 on the Cabin Property
  No less than 70% of exploration expenditures on each property must consist of drilling expenses.

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

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings and, to the best of our knowledge, none of our properties or assets are the subject of any pending legal proceedings.

ITEM 4.  MINE SAFETY DISCLOSURES

The Company has no active mining operations or dormant mining assets currently and has no outstanding mine safety violations or other regulatory safety matters to report.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The principal market on which our common shares are traded is the CSE under the symbol "LEO". Our common shares also quoted for trading on the OTCQB under the symbol "LCGMF".

Shareholders

As of March 28, 2025 there were 252, registered holders of record of the Company's common shares and an undetermined number of beneficial holders.

Dividend Policy

The Company has not paid any cash dividends on our common stock and does not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance under Compensation Plans

Please see Item 12 of this Form 10-K for a table setting forth the number of shares of the Company's common shares are authorized to be issued pursuant to outstanding options, and the number of securities remaining available to be issued under the Company's option plan as of December 31, 2024.

Purchases of Equity Securities by the Company and Affiliated Purchasers

Neither the Company nor an affiliated purchaser of the Company purchased common shares of the Company in the year ended December 31, 2024.

Unregistered Sales of Equity Securities

All unregistered sales of equity securities by the Company were previously reported on Form 8-K.

Exchange Controls

There are no governmental laws, decrees or regulations in Canada that restrict the export or import of capital, including foreign exchange controls, or that affect the remittance of dividends, interest, or other payments to non-resident holders of the securities of Vista, other than Canadian withholding tax. See "Certain Canadian Federal Income Tax Considerations for U.S. Residents" below.

Certain Canadian Federal Income Tax Considerations for U.S. Residents

The following summarizes certain Canadian federal income tax consequences generally applicable under the Income Tax Act (Canada) and the regulations enacted thereunder (collectively, the "Canadian Tax Act") and the Canada-United States Income Tax Convention (1980) (the "Convention") to the holding and disposition of Common Shares.

Comment is restricted to holders of Common Shares each of whom, at all material times for the purposes of the Canadian Tax Act and the Convention:

(i) is resident solely in the United States;

(ii) is entitled to the benefits of the Convention;

(iii) holds all Common Shares as capital property;

(iv) holds no Common Shares that are "taxable Canadian property" (as defined in the Canadian Tax Act) of the holder;

(v) deals at arm's length with and is not affiliated with Vista;

(vi) does not and is not deemed to use or hold any Common Shares in a business carried on in Canada; and

(vii) is not an insurer that carries on business in Canada and elsewhere; (each such holder, a "U.S. Resident Holder").

Certain U.S.-resident entities that are fiscally transparent for United States federal income tax purposes (including limited liability companies) are generally not themselves entitled to the benefits of the Convention. However, members of, or holders of, an interest in such entities that hold Common Shares may be entitled to the benefits of the Convention for income derived through such entities. Such members or holders should consult their own tax advisors in this regard.

Generally, a holder's Common Shares will be considered to be capital property of the holder provided that the holder is not a trader or dealer in securities, did not acquire, hold or dispose of the Common Shares in one or more transactions considered to be an adventure or concern in the nature of trade and does not hold the Common Shares as inventory in the course of carrying on a business.

Generally, a holder's Common Shares will not be "taxable Canadian property" of the holder at a particular time at which the Common Shares are listed on a "designated stock exchange" (which currently includes the TSX) unless both of the following conditions are met at any time during the 60-month period ending at the particular time:

(i) the holder, persons with whom the holder does not deal at arm's length, or any partnership in which the holder or persons with whom the holder did not deal at arm's length holds a membership interest directly or indirectly through one or more partnerships, alone or in any combination, owned 25% or more of the issued shares of any class of the capital stock of Vista; and

(ii) more than 50% of the fair market value of the Common Shares was derived directly or indirectly from, or from any combination of, real or immovable property situated in Canada, "Canadian resource properties" (as defined in the Canadian Tax Act), "timber resource properties" (as defined in the Canadian Tax Act), or options in respect of or interests in such properties.

In certain other circumstances, a Common Share may be deemed to be "taxable Canadian property" for purposes of the Canadian Tax Act.

This summary is based on the current provisions of the Canadian Tax Act and the Convention in effect on the date hereof, all specific proposals to amend the Canadian Tax Act and Convention publicly announced by or on behalf of the Minister of Finance (Canada) on or before the date hereof, and the current published administrative and assessing policies of the CRA. It is assumed that all such amendments will be enacted as currently proposed, and that there will be no other material change to any applicable law or administrative or assessing practice, although no assurance can be given in these respects. Except as otherwise expressly provided, this summary does not take into account any provincial, territorial or foreign tax considerations, which may differ materially from those set out herein.

This summary is of a general nature only, is not exhaustive of all possible Canadian federal income tax considerations and is not intended to be and should not be construed as legal or tax advice to any particular U.S. Resident Holder. U.S. Resident Holders are urged to consult their own tax advisers for advice with respect to their particular circumstances. The discussion below is qualified accordingly.

A U.S. Resident Holder who disposes or is deemed to dispose of one or more Common Shares generally should not thereby incur any liability for Canadian federal income tax in respect of any capital gain arising as a consequence of the disposition.

A U.S. Resident Holder to whom Vista pays or is deemed to pay a dividend on the holder's Common Shares will be subject to Canadian withholding tax, and Vista will be required to withhold the tax from the dividend and remit it to the CRA for the holder's account. The rate of withholding tax under the Canadian Tax Act is 25% of the gross amount of the dividend (subject to reduction under the provisions of an applicable tax treaty). Under the Convention, a U.S. Resident Holder who beneficially owns the dividend will generally be subject to Canadian withholding tax at the rate of 15% (or 5%, if the U.S. Resident Holder who beneficially owns the dividend is a company that is not fiscally transparent and which owns at least 10% of the voting stock of Vista) of the gross amount of the dividend.

Certain United States Federal Income Tax Considerations for U.S. Residents

There may be material tax consequences to U.S. Residents in relation to an acquisition or disposition of Common Shares or other securities of the Company. U.S. Residents should consult their own legal, accounting and tax advisors regarding such tax consequences under United States, state, local or foreign tax law regarding the acquisition or disposition of our Common Shares or other securities, in particular, the tax consequences of the Company possibly being a PFIC within the meaning of Section 1297 of the United States Internal Revenue Code. See the section "Item 1A. - Risk Factors - The Company is possibly a "passive foreign investment company," which would likely have adverse U.S. federal income tax consequences for U.S. shareholders" above.

ITEM 6.  [RESERVED]

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The Management's Discussion and Analysis of Financial Conditions and Results of Operations of the Company for the year ended December 31 2024 are attached to this report following the signature page.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements for the years ended December 31 2024 and 2023 of the Company and the notes thereto are attached to this report following the signature page and Certifications.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

For the fiscal years ended December 31 2024 and 2023, we did not have any disagreement with our accountants on any matter of accounting principles, practices, or financial statement disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, management concluded that, as of December 31, 2024, we had no deficiencies.

Attestation Report of the Independent Registered Public Accounting Firm.

An attestation report on our internal control over financial reporting by our independent registered public accounting firm is not included herein because, as a non-accelerated filer and an emerging growth company, we are exempt from the requirement to provide such report.

Changes in Internal Control

There have been no changes in internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

(a) None.

(b) During the quarter ended December 31, 2024, none of our directors or officers adopted, modified, or terminated any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

The following table contains information regarding the members of the Board of Directors and the executive officers of the Company:

Name	Age	Position	Position Held Since
Steven Dischler	65	Director Chief Executive Officer	July 26, 2024 May 22, 2024
Charles Travis Naugle	47	Director Co-Chairman	June 18, 2021 November 1, 2022
Thomas Patton	80	Director Co-Chairman	November 6, 1998 July 31, 2013
Tony Alford	62	Director	September 13, 2021
Lei Wang	57	Chief Financial Officer Corporate Secretary	May 22, 2024 May 22, 2024
John Banning	49	Chief Operating Officer	July 26, 2024
Douglas Stiles	51	Vice President of Sustainability and Environment	July 26, 2024

Members of the Board of Directors hold office until the Company's next annual general meeting of shareholders or until his or her successor have been duly appointed or elected and qualified. Officers of the Company serve at the discretion of the Board of Directors.

Steven Dischler - Mr. Dischler has over 40 years of experience at the most senior levels in the natural resources sector with a focus on the environment, reclamation, permitting and stakeholder engagement. His recent experience includes over 13 years as a senior executive advancing legacy and new mining projects in the historic Yerington copper district. In addition, Mr. Dischler has an extensive record of working constructively with the local communities, including Native American tribes, governmental agencies and non-government organizations in the region. Mr. Dischler holds a BS and an MS in mining engineering. In his immediately previous role as Vice President of Environmental, Social and Governance with the Company, he has been instrumental in advancing the Yerington copper project pursuant to the terms of the joint venture with Nuton LLC, a Rio Tinto Venture. Mr. Dischler is a licensed Professional Engineer and a Qualified Person – Environmental (QP-MMSA).

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

Lei Wang - Ms. Lei Wang has worked in the mineral resource sector for over 20 years and acquired extensive experience in financial reporting, regulatory compliance, internal control, and corporate finance activities. She has served as the CFO for several publicly traded companies on the TSX Venture Exchange and is the CFO of GoviEx Uranium Inc. Ms. Wang is a CPA, CGA and holds a Bachelor of Science in Engineering from Qingdao University, China.

John Banning - Mr. Banning is an experienced mining executive focused on outcomes and excellence through the development of high-performance teams. He is a dynamic leader with 25 years of corporate, strategic, feasibility, project design, construction, and operations experience across numerous commodities with a focus on copper. He has a proven track record in areas of people, risk management, and system and process improvement to drive rapid and sustainable business improvement. Mr. Banning, alongside our other staff members who live in Yerington, Nevada, is an active member of the Community. He has a B.S. in Mining Engineering from Montana Tech School of Mines and is a Qualified Person - Mining (QP-MMSA).

Douglas Stiles - Mr. Stiles is an experienced executive with 25 years of experience resolving complex regulatory, operational, and project challenges in the mining sector. He has expertise in implementing permitting and compliance strategies for mining operations in multiple states, including Nevada. His experience includes working with senior management within federal, state, and local regulatory agencies. Doug is skilled at building trusting relationships with diverse project stakeholders, including local communities and Indian Tribes near mine sites. Mr. Stiles has a B.S. in Environmental Engineering from Montana Tech and an MBA from Washington State University.

OTHER DIRECTORSHIPS

The following table sets forth the current directors of the Company who are directors of other reporting issuers:

Name of Director	Reporting Issuers
Steven Dischler	N/A
Charles Travis Naugle	N/A
Thomas Patton	Riley Gold Corp.
Tony Alford	N/A

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

During the past ten years, none of the persons currently serving as executive officers and/or directors of the Company has been the subject matter of any of the following legal proceedings that are required to be disclosed pursuant to Item 401(f) of Regulation S-K including: (a) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (b) any criminal convictions or pending criminal proceeding; (c) any order, judgment, or decree permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; (d) any finding by a court, the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud; (e) any sanction or order of any self-regulatory organization or registered entity or equivalent exchange, association or entity; or (f) any material proceedings in which such person is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries. Further, no such legal proceedings are believed to be contemplated by governmental authorities against any director, executive officer or affiliate of the Company, any owner of record or beneficially of more than five percent of the Company's common stock, or any associate of such director, executive officer, affiliate of the Company, or security holder.

RELATIONSHIPS AMONG DIRECTORS OR EXECUTIVE OFFICERS

There are no family relationships among any of the existing directors or executive officers of the Company.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company's directors, executive officers and persons who own more than 10% of a registered class of the Company's securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Directors, executive officers and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file.

To the Company's knowledge, based solely on a review of Forms 3 and 4, as amended, furnished to it during its most recent fiscal year, and Form 5, as amended, furnished to it with respect to such year, the Company believes that during the year ended December 31, 2024, its directors, executive officers and greater than 10% shareholders complied with all Section 16(a) filing requirements of the Exchange Act.

ETHICAL BUSINESS CONDUCT

The Board has adopted a written code of ethics (the "Code") applicable to officers and directors of the Company, entitled "Code of Business Conduct and Ethics". A copy of the Code is attached as an exhibit to this Form 10-K.

The Company's audit committee monitors compliance with the Code, and the Board and audit committee are responsible for granting any waivers from the Code. During the recently completed fiscal year, there was no conduct by a director or executive officer that constituted a departure from the Code and no material change report in that respect has been filed.

AUDIT COMMITTEE

The Board has an audit committee (the "Audit Committee") composed of three directors, Charles Travis Naugle, Thomas Patton, and Tony Alford. Tom Patton is "independent", and Charles Travis Naugle and Tony Alford are considered not "independent". All members are "financially literate" in accordance with Multilateral Instrument 52-110 Audit Committees ("NI 52-110"). The Audit Committee reviews all financial statements of the Company prior to their publication, reviews audits or communications, recommends the appointment of independent auditors, reviews and approves the professional services to be rendered by independent auditors and reviews fees for audit services. The Audit Committee meets both separately with auditors (without management present) as well as with management present. The meetings with the auditors discuss the various aspects of the Company's financial presentation in the areas of audit risk and Canadian generally accepted accounting principles. Specifically, the Audit Committee has:

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

Based on the foregoing review and discussions, the audit committee recommended to the Board that the audited financial statements should be included in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC.

Submitted by the Audit Committee.

Charles Travis Naugle

Thomas Patton

Tony Alford

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

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth all information concerning the total compensation of the Company's chief executive officer, and the two other most highly compensated officers serving as of the end of the fiscal year (and up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at the end of the last completed fiscal year) (the "Named Executive Officers") during the last two completed fiscal years for services rendered to the Company in all capacities.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards(1) ($)	Non- Equity Incentive Plan Compen- sation ($)	Change in Pension Value and Non- qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Steven Dischler(2) CEO Former Vice President, ESG	2024	179,167	Nil	Nil	65,877	N/A	N/A	N/A	245,044
	2023	150,000	Nil	Nil	27,353	N/A	N/A	N/A	177,353
John Banning(4) Chief Operating Officer	2024	115,545	Nil	Nil	54,897	N/A	N/A	N/A	170,442
	2023	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Douglas Stiles(5) Vice President of Sustainability and Environment	2024	80,881	N/A	N/A	132,095	N/A	N/A	N/A	212,976
	2023	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Charles Travis Naugle(6) Former CEO	2024	112,000	Nil	Nil	148,281	N/A	N/A	N/A	260,281
	2023	250,000	Nil	(80,649)(7)	294,643	N/A	N/A	N/A	463,994

Notes:

(1) The determination of the value of option awards is based upon the Black-Scholes Option pricing model, details and assumptions of which are set out in Note 10 to the Company's consolidated financial statements for the fiscal year ended December 31, 2024.

(2) Steven Dischler was appointed as the Chief Executive Officer of the Company on May 22, 2024 and was paid $116,167 as the CEO..

(3) John Banning was appointed as the Chief Operating Officer of the Company on July 26, 2024.

(4) Douglas Stiles was appointed as the Vice President of Sustainability and Environment of the Company on July 26, 2024.

(5) Charles Travis Naugle ceased to act as the Chief Executive Officer of the Company as of May 22, 2024.

(6) 5,333,334 unvested RSU's were cancelled in 2023, and their respective share-based payment expenses were reversed.

Director Compensation

Other than as disclosed herein, no cash compensation was paid to any director of the Company for the director's services as a director during the financial year ended December 31, 2024, other than the reimbursement of out-of-pocket expenses.

The Company has no standard arrangement pursuant to which directors are compensated by the Company for their services in their capacity as directors except for the granting from time to time of incentive stock options in accordance with the policies of the CSE.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Nonqualified deferred compensation earnings ($)	All Other Compen- sation ($)	Total ($)
Thomas Patton	Nil	Nil	Nil	N/A	N/A	N/A	Nil
Tony Alford	Nil	Nil	362,785	N/A	N/A	N/A	362,785

OUTSTANDING EQUITY AWARDS AT THE MOST RECENTLY COMPLETED FISCAL YEAR

As at the end of the most recently completed financial year, the following unexercised incentive stock options and equity incentive plan awards granted to Named Executive Officers, were outstanding:

Name	Option awards					Stock awards
	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Num- ber of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested (#)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market of payout value of unearned shares, units or other rights that have not vested ($)
Steven Dischler(3)	200,000 200,000 300,000 500,000 360,000 3,000,000	Nil	Nil	C$0.080 C$0.245 C$0.085 C$0.080 C$0.070 C$0.080	2025-06-20 2026-06-18 2027-05-25 2028-07-21 2029-03-01 2029-07-26	Nil	Nil	Nil	Nil
John Banning(5)	2,500,000	Nil	Nil	C0.080	2029-07-26	Nil	Nil	Nil	Nil
Douglas Stiles(6)	2,000,000 2,230,000	Nil	Nil	C0.080 C0.085	2029-07-26 2029-12-10	Nil	Nil	Nil	Nil
Charles Travis Naugle(7)	780,000 4,385,965 3,750,000	Nil	Nil	C$0.080 C$0.080 C$0.085	2028-07-21 2028-07-21 2029-12-10	Nil	Nil	Nil	Nil

Notes:

(1) "Value of unexercised in-the-money options" is calculated by determining the difference between the market value of the securities underlying the options at the date referred to and the exercise price of the options and is not necessarily indicative of the value (i.e. loss or gain) that will actually be realized by the directors.

(2) "in-the-money options" means the excess of the market value of the Company's shares on December 31, 2024 over the exercise price of the options.

(3) Steven Dischler was appointed as the Chief Executive Officer of the Company on May 22, 2024.

(4) John Banning was appointed as the Chief Operations Officer of the Company on July 26, 2024.

(5) Douglas Stiles was appointed as the Vice President of Sustainability and Environment of the Company on July 26, 2024.

(6) Charles Travis Naugle ceased to act as the Chief Executive Officer of the Company as of May 22, 2024.

TERMINATION AND CHANGE OF CONTROL BENEFITS

The following contracts, agreements, plans, and arrangements provide for payments to the applicable Named Executive Officers following or in connection with any termination (whether voluntary, involuntary or constructive), resignation, retirement, a change in control of the company or a change in such Named Executive Officers' responsibilities:

Steven Dischler - Mr. Dischler entered into an employment agreement with the Company and its subsidiary Quaterra Alaska, Inc. dated May 22, 2024 (the "Dischler Agreement") pursuant to which the Company engaged Mr. Dischler as the Chief Executive Officer of the Company. The Dischler Agreement provides for an annual base salary of US$200,000 (the "Annual Salary") effective June 1, 2024 in consideration for his services as an executive officer of the Company. Pursuant to the Dischler Agreement, Mr. Dischler was granted 3,000,000 stock option which vest upon meeting various milestones relating to the Nuton LLC option agreement. In the event that the Company completes a change of control and Mr. Dischler is terminated within 12 months of such event, the Company shall pay Mr. Dischler a severance payment equal to 12 months of his then-current base salary.

Lei Wang - Ms. Wang entered into an employment agreement with the Company dated June 1, 2024 (the "Wang Agreement") pursuant to which the Company engaged Ms. Wang as the Chief Financial Officer of the Company. The Wang Agreement provides for an annual base salary of US$90,000 (the "Annual Salary") effective May 22, 2024 in consideration for her services as an executive officer of the Company. Pursuant to the Wang Agreement, Ms. Wang may also receive an annual grant of options under the Company's stock option plan at the discretion of the Board. In the event that the Company completes a change of control and Ms. Wang is terminated within 12 months of such event, the Company shall pay Ms. Wang a severance payment equal to 12 months of her then-current base salary.

John Banning - Mr. Banning entered into an employment agreement with the Company and its subsidiary Quaterra Alaska, Inc. dated July 26, 2024 (the "Banning Agreement") pursuant to which the Company engaged Mr. Banning as the Chief Operating Officer of the Company. The Banning Agreement provides for an annual base salary of US$250,000 (the "Annual Salary") effective July 26, 2024 in consideration for his services as an executive officer of the Company. Pursuant to the Banning Agreement, Mr. Banning was granted 2,500,000 stock option which vest upon meeting various milestones relating to the Nuton LLC option agreement. In the event that the Company completes a change of control and Mr. Banning is terminated within 12 months of such event, the Company shall pay Mr. Banning a severance payment equal to 12 months of his then-current base salary.

Douglas Stiles - Mr. Stiles entered into an employment agreement with the Company Company and its subsidiary Quaterra Alaska, Inc. dated July 26, 2024 (the "Stiles Agreement") pursuant to which the Company engaged Mr. Stiles as the Vice President of Sustainability and Environment of the Company. The Stiles Agreement provides for an annual base salary of US$175,000 (the "Annual Salary") effective July 26, 2024 in consideration for his services as an executive officer of the Company. Pursuant to the Stiles Agreement, Mr. Stiles was granted 4,200,000 stock option of which 2,000,000 vest upon meeting various milestones relating to the Nuton LLC option agreement. In the event that the Company completes a change of control and Mr. Stiles is terminated within 12 months of such event, the Company shall pay Mr. Stiles a severance payment equal to 12 months of his then-current base salary.

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

Elements of Compensation

During 2024, the Company's compensation program consisted of two elements (i) cash and (ii) incentive stock options administered under the Company's stock option plan. The Company does not presently have a long-term incentive plan. There is no policy or target regarding allocation between cash and non- cash elements of the Company's compensation program. The Board reviews annually the total compensation package of each of the Company's NEOs on an individual basis, against the backdrop of the competitive landscape and the compensation goals and objectives described above.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets out information as of the end of the fiscal year ended December 31, 2024 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and RSUs	Weighted-average exercise price of outstanding options, warrants and RSUs	Number of securities remaining available for future issuances under equity compensation plan [excluding securities reflected in column (a)]
Equity compensation plans approved by security holders	46,575,248(1)	CAD 0.09	Nil
Equity compensation plans not approved by security holders	17,160,000(1)	CAD 0.085	18,467,005(2)
Total	63,735,248	CAD0.09	18,467,005

Notes:

(1) Comprised entirely of  stock options.

(2) Issuable under the Company's Option Plan based on the current number of issued and outstanding share in the Company. No further options will be issued under the Company's 20% fixed stock option plan which was replaced on July 26, 2024.

The Company's option plan (the "Option Plan") is a 20% rolling plan and reserves for issuance in respect of stock options granted thereunder a maximum number of common shares determined from time to time as being equal to 20% of the issued and outstanding common shares of the Company at the time of any such granting of stock options. The purpose of the Option Plan is to provide an incentive to directors, employees and consultants of the Company or its subsidiary to acquire a proprietary interest in the Company, to continue their participation in the affairs of the Company and to increase their efforts on behalf of the Company.

Description of the 2024 Rolling Option Plan

On December 10, 2024 the Board adopted a 20% rolling Option Plan to replace its 20% fixed stock option plan (the "Fixed Plan") which was approved by shareholders on July 26, 2024. All outstanding options granted under the Fixed Plan will continue to be governed by the Fixed Plan, and no further options will be granted under the Fixed Plan. The Option Plan allows for the issuance of stock options and incentive stock options ("ISOs").

The following summary of the material terms of the Option Plan does not purport to be complete and is qualified in its entirety by reference to the Option Plan.

1. Eligible Participants.  Options may be granted under the Option Plan to directors and senior officers of the Company or its subsidiaries, management company employees (collectively, the "Directors"), employees of the Company or its subsidiaries (collectively, the "Employees") or consultants of the Company or its subsidiaries (collectively, the "Consultants"). The Board, in its discretion, determines which of the Directors, Employees or Consultants will be awarded Options under the Plan.

2. Number of Shares Reserved.  The number of Shares which may be issued pursuant to options granted under the Plan may not exceed 20% of the issued and outstanding Shares at the date of granting of Options. Options that are exercised, cancelled or expire prior to exercise continue to be issuable under the Plan.

3. Limitations.  Under the Option Plan, the aggregate number of options granted to any one person (including companies wholly-owned by that person) in a 12-month period must not exceed 5% of the issued and outstanding Shares of the Company, calculated on the date the option is granted.  The maximum number of Shares for which options may be issued to Eligible Participants (as a group) combined with Shares for which Fixed Plan options have been issued in any 12-month period shall not exceed 10% of the outstanding Shares. The aggregate number of options granted to any one Consultant in a 12-month period must not exceed 2% of the issued and outstanding Shares of the Company, calculated at the date the option is granted. The aggregate number of options granted to all persons retained to provide investor relations services to the Company (including Consultants and Employees or Directors whose role and duties primarily consist of providing investor relations services) must not exceed 2% of the issued and outstanding Shares of the Company in any 12 month period, calculated at the date an option is granted to any such person.

4. Exercise Price.  The exercise price of options granted under the Option Plan is determined by the Board, provided that it is not less than the greater of C$0.05 and the last closing price for the shares as quoted on the CSE on the trading day prior to the grant date, where the Shares are listed on the CSE. In the case of ISOs, the exercise price shall be not less than one hundred percent (100%) of the U.S. Fair Market Value of a Share at the time of grant; provided, however, that if at the time of grant of such ISO, the optionee is a Ten Percent Holder, the exercise price shall be not less than one hundred and ten percent (110%) of the U.S. Fair Market Value of a Share at the time of grant. The exercise price of options granted to Insiders may not be decreased without disinterested Shareholder approval at the time of the proposed amendment.

5. Cashless Exercise. Options awards may allow for options to be exercised by cashless exercise or net exercise awards, at the option of the Board. Cashless exercise means an arrangement between the Corporation and a brokerage firm pursuant to which (i) the brokerage firm loans money to an Optionee to pay for the acquisition of the Option Shares on exercise of an Option, (ii) the brokerage firm then sells a sufficient number of Shares of the Corporation to cover the exercise price of the Options in order to repay to itself the loan made to the Optionee, (iii) the brokerage firm then receives the Option Shares that were subject to the Option from the Corporation and delivers to the Optionee either the balance of the Option Shares or the cash proceeds from the balance of such Option Shares, with such variation in the above arrangement as may be approved by the Board where such variation is necessary to accommodate the internal policies and procedures of the selected brokerage firm related to cashless stock option exercise procedures.

Net exercise means an arrangement whereby (i) options are exercised without the Optionee making any cash payment to the Corporation, and (ii) the Corporation then issues to the Optionee that number of Option Shares that is the equal to the quotient obtained by dividing:

(a) the product of the number of options being exercised multiplied by the difference between the VWAP of the Shares and the Option Price; by

(b) the VWAP of the Shares;

6. Term of Options.  Subject to the termination and change of control provisions noted below, the term of any options granted under the Option Plan is determined by the Board and may not exceed ten (10) years from the date of grant. In the case of ISOs granted to a Ten Percent Holder, the term may not exceed five (5) years from the date of grant. Disinterested shareholder approval will be required for any extension to stock options granted to individuals that are Insiders at the time of the proposed amendment. An Insider is an officer or director of the Company or any other person whose transactions in Shares are subject to Section 16 of the Securities Exchange Act of 1934.

7. Vesting.  All Options granted pursuant to the Option Plan will be subject to such vesting requirements as may be imposed by the Board, subject to the rules of the CSE as applicable.

8. Termination.  Any Options granted pursuant to the Option Plan will terminate upon the earliest of:

(a) the end of the term of the option;

(b) on the date the holder ceases to be eligible to hold the option (the "Cessation Date"), if the Cessation Date is as a result of dismissal for cause;

(c) one year from the date of death or disability, if the Cessation Date is as a result of death or disability;

(d) 90 days from the Cessation Date, if the Cessation Date is as a result of a reason other than death, disability or cause; or

(e) on such other date as fixed by the Board, provided that the date is no more than one year from the Cessation Date, if the Cessation Date is as a result of a reason other than death, disability or cause.

9. Adjustments.  To prevent substantial dilution or enlargement of rights granted to optionees, the Company may adjust option awards in connection with changes to its capital structure through stock splits, reverse splits, consolidations, or recapitalizations.

10. Change of Control. In the event of (i) a business combination in which the Company is not the surviving company, (ii) Shares being converted into securities of another entity or exchanged for other consideration, or (iii) the offer for 50% or more shares being made by a third party that constitutes a take-over bid, all outstanding options under the Option Plan will immediately vest, provided that if such transaction does not close all such options which remain unexercised will be deemed not to have vested.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

To the knowledge of the directors and executive officers of the Company, the beneficial owners or persons exercising control or direction over Company shares carrying more than 5% of the outstanding voting rights as at March 28, 2025 are:

Name and Address	Number of Common Shares	Nature of Ownership	Approximate % of Total Issued and Outstanding
Tony Alford Kernersville, NC, USA	142,411,685(1)	Direct and jointly with spouse	34.65%

Notes:

(1) The information relating to the above share ownership was obtained by the Company from insider reports and beneficial ownership reports on Schedule 13D filed with the SEC or available at www.sedi.ca, or from the shareholder.

(2) Does not include 14,302,713 shares issuable pursuant to stock options and 59,768,240 shares issuable pursuant to warrants.

SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company's common stock as of March 28, 2025, by:

(i) each director of the Company;

(ii) each of the Named Executive Officers of the Company; and

(iii) all directors and executive officers as a group.

Except as noted below, the Company believes that the beneficial owners of the common stock listed below, based on information furnished by such owners, have sole voting and investment power with respect to such shares.

Name of Beneficial Owner	Shares Beneficially Owned	Percentage of Shares Beneficially Owned(1)
Steven Dischler, CEO and Director	7,104,475(2)	1.73%
Charles Travis Naugle, Director and Co-Chairman	2,231,667(3)	0.54%
Thomas Patton, Director and Co-Chairman	10,097,110(4)	2.46%
Tony Alford, Director	142,411,685(5)	34.65%
Lei Wang, CFO and Corporate Secretary	31,864	0.01%
John Banning, Chief Operations Officer	Nil(7)	Nil
Douglas Stiles, Vice President of Sustainability and Environment	2,222,222(8)	0.54%
All officers and directors (7 persons)	164,099,023	39.93%

Notes:

(1) Based on 411,041,264 issued and outstanding shares of the Company as at March 28, 2025.

(2) Includes 100,000 shares held jointly with Mr. Dischler's spouse.  Mr. Dischler also has beneficial ownership of 4,560,000 stock options and 5,626,975 warrants.

(3) Includes 833,334 shares held by Redhill Energy LLC, a company controlled by Mr. Naugle.  Mr. Naugle also has beneficial ownership of 8,915,965 stock options..

(4) Includes 6,889,348 shares held jointly with Mr. Patton's spouse.  Mr. Patton also has beneficial ownership of 1,700,000 stock options.

(5) Includes 35,087,240 shares held jointly with Mr. Alford's spouse.  Mr. Alford also has beneficial ownership of 14,302,713 stock options and 59,768,240 warrants.

(6) Mr. Banning also has beneficial ownership of 2,500,000 stock options.

(7) Mr. Stiles also has beneficial ownership of 4,230,000 stock options and 2,222,222 warrants.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

In February 2024, Charles Travis Naugle and Tony Alford subscribed for an aggregate $373,033 of unsecured convertible debentures ("Replacement Debentures") issued in replacement of previously issued convertible debentures. The Replacement Debentures have a maturity date of 12 months and bear interest at a rate of 20% per annum and are convertible into common shares of the Company at $0.06 (C$0.08) per share.

In March 2024, Tony Alford and Steven Dischler participated in a debt settlement for matured convertible debentures by subscribing for an aggregate of 40,978,549 shares at a price of $0.042 (C$0.05625) per share for a total of $1,721,099.15.

Also in March 2024, Tony Alford and Steven Dischler participated in a private placement for a total of 10,416,666 units for a total of $437,499.97, at a price of $0.042 (C$0.05625) per unit. Each unit is comprised of one common share and one common share purchase warrant exercisable at $0.056 (C$0.075) per share for a period of five years from the date of issuance.

In November 2024, Tony Alford and Douglas Stiles participated in a private placement for a total of 16,222,222 units for a total of $729,999.99, at a price of $0.045 (C$0.06) per unit. Each unit is comprised of one common share and one common share purchase warrant exercisable at $0.06 (C$0.08) per share for a period of five years from the date of issuance.

DIRECTOR INDEPENDENCE

The Company's common shares are listed on the CSE. Under the policies of the CSE, an "Independent Director" has no material relationship with the Company which would interfere with the exercise of independent judgment. The Board has determined that Thomas Patton is an "Independent Director".

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

MNP LLP has served as the Company's independent auditors since October 18, 2021, and will be appointed by the Board of Directors to continue as the Company's independent auditor for the Company's fiscal year ending December 31, 2024, and until the next annual general meeting of shareholders.

The fees for services provided by MNP LLP, to the Company in each of the fiscal years ended December 31, 2024 and 2023 were as follows:

Fees	2024	2023
Audit Fees	C$229,396	C$194,699
Audit Related Fees	N/A	N/A
Tax Fees	N/A	N/A
All Other Fees	N/A	N/A
Total	C$229,396	C$194,699

Notes:

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

Financial Statements and Management's Discussion and Analysis

The following Consolidated Financial Statements are filed as part of this report.

Description	Page
Financial statements for the years ended December 31, 2024 and 2023 and audit reports thereon.	F-1
Management's Discussion and Analysis for the years ended December 31, 2024 and 2023.	F-33

Exhibits

The following table sets out the exhibits filed herewith or incorporated herein by reference.

Exhibit	Description
3.1(4)	Certificate of Incorporation and Certificates of Change of Name
3.2(6)	Notice of Articles dated July 29, 2024
3.3(5)	Articles dated June 28, 2023
4.1(6)	Form of Warrant issued pursuant to March, 2024 private placement
4.2(6)	Form of Warrant issued pursuant to November, 2024 private placement
10.1(6)	Stock Option Plan and RSU Plan
10.3(4)	Management Contract with Charles Travis Naugle
10.4(6)	Management Contract with Steven Dischler
10.5(6)	Management Contract with John Banning
10.6(6)	Management Contract with Doug Stiles
14.1	Code of Business Conduct and Ethics
19.1(4)	Insider Trading Policy
21.1(6)	List of Subsidiaries
23.1(6)	Consent of MNP LLP
23.2(6)	Consent of AGP Mining Consultants

31.1(6)	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934 of the Principal Executive Officer
31.2(6)	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934 of the Principal Financial Officer
32.1(6)	Section 1350 Certification of the Principal Executive Officer
32.2(6)	Section 1350 Certification of the Principal Financial Officer
96.1(6)	Technical Report Summary - Yerington Project dated March 21, 2025
101.INS(6)	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH(6)	Inline XBRL Taxonomy Extension Schema Document.
101.CAL(6)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF(6)	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB(6)	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE(6)	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104(6)	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Notes:

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

(5) Previously filed as exhibit to Form 10-K filed March 26, 2024 and incorporated herein by reference.

(6) Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LION COPPER AND GOLD CORP.

By:  /s/ Steven Dischler

Steven Dischler

CEO and Director

Date: March 28, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven Dischler	Chief Executive Officer and Director	March 28, 2025
Steven Dischler	(Principal Executive Officer)

/s/ Lei Wang	Chief Financial Officer	March 28, 2025
Lei Wang	(Principal Financial Officer and Principal Accounting Officer)

/s/ Charles Travis Naugle	Co-Chairman and Director	March 28, 2025
Charles Travis Naugle

/s/ Thomas Patton	Co-Chairman and Director	March 28, 2025
Thomas Patton

/s/ Tony Alford	Director	March 28, 2025
Tony Alford

Lion Copper and Gold Corp.

Consolidated Financial Statements

For the years ended December 31, 2024 and 2023

(Expressed in thousands of U.S. Dollars except for shares and per share amounts)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Lion Copper and Gold Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Lion Copper and Gold Corp. and its subsidiaries (the “Company") as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive loss, changes in equity, and cash flow for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”).

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and 2023, and the results of its consolidated operations and its consolidated cash flow for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Material Uncertainty Related to Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has no source of revenue and has significant requirements to maintain its mineral property interests and meet its obligations as they come due that raises substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Chartered Professional Accountants

We have served as the Company’s auditor since 2021.

Vancouver, Canada

March 28, 2025

MNP LLP 1930

Lion Copper and Gold Corp. Consolidated Balance Sheets As at December 31, 2024, and 2023 (In thousands of U.S. Dollars)

	Note	December 31, 2024	December 31, 2023

ASSETS
Current assets
Cash and cash equivalents	3(f)	$7,999	$2,310
Other receivables		31	14
Prepaid and deposit		57	62
		8,087	2,386

Other receivables - long term		-	10
Mineral properties	4,12	7,902	7,647
Reclamation bonds		9	9
Investment in associate	5	1,102	1,206
Right of use asset		40	-
Total assets		$17,140	$11,258

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities		$510	$163
Nuton LLC deposit	4	6,645	1,357
Derivative liabilities	7	289	176
Convertible debentures	7,8,11	257	3,544
Lease liabilities		40	-
Total liabilities		7,741	5,240

Stockholders' equity
Share capital, no par value, unlimited common shares authorized; 411,011,264 issued and outstanding (2023 - 309,667,975)	9	110,459	105,396
Additional paid-in capital	10	25,877	24,168
Deficit		(130,597)	(126,663)
Non-controlling interest	6	3,660	3,117
Total stockholders' equity		9,399	6,018
Total liabilities and stockholders' equity		$17,140	$11,258

The accompanying notes form an integral part of these consolidated financial statements.

NATURE OF OPERATIONS AND GOING CONCERN (Note 1)

COMMITMENTS (Note 13)

SUBSEQUENT EVENTS (Note 16)

Approved on behalf of the Board of Directors on March 28, 2025:

/s/ "Thomas Patton"	/s/ "Tony Alford"
Director	Director

Lion Copper and Gold Corp.
Consolidated Statements of Operations and Comprehensive Loss
For the years ended December 31, 2024, and 2023
(In thousands of U.S. Dollars, except for shares and per share amounts)

		For the years ended December 31,
	Note	2024	2023

Operating expenses
Exploration & evaluation	4	$8,243	$6,350
General and administrative		702	715
Investor relations and corporate development		123	21
Professional fees	4(a)	2,095	1,525
Salaries and benefits	4(a),11	1,791	1,368
Share-based payments	10,11	1,523	1,133
Transfer agent and regulatory		122	85
Travel		181	62
Nuton LLC Deposit	4	(10,966)	(6,516)
Operating loss		(3,814)	(4,743)

Non-operating Income/(expenses)
Fair value gain on derivative liabilities	7	731	356
Foreign exchange loss		(40)	(2)
Accretion expense	8	(220)	(460)
Gain on transfer of shares	5	-	22
Loss on revaluation of SAFE notes		-	(305)
Share of loss in associate	5	(104)	(288)
Interest and other income		466	111
Impairment of mineral properties	4	-	(602)
Forgiveness of promissory note		(10)	-
Loss on convertible debentures	8	(1,750)	-
		(927)	(1,168)
Net loss and comprehensive loss for the year		$(4,741)	$(5,911)
Net loss and comprehensive loss attributed to:
Stockholders of the Company		$(3,934)	$(4,829)
Non-controlling interest	6	$(807)	$(1,082)

Loss per share, basic and diluted		$(0.01)	$(0.02)

Weighted average number of shares outstanding - basic and diluted		375,049,165	309,601,948

The accompanying notes form an integral part of these consolidated financial statements.

Lion Copper and Gold Corp. Consolidated Statements of Changes in Equity For the years ended December 31, 2024 and 2023 (In thousands of U.S. Dollars, except for shares)

	Notes	Common shares	Share capital	Additional paid-in capital	Deficit	Non-controlling interest	Total stockholders' equity
Balance at December 31, 2022		309,567,975	$105,384	$23,043	$(121,834)	$388	$6,981
Share-based payments	10	-	-	1,133	-	-	1,133
Exercise of options		100,000	12	(8)	-	-	4
FCC SAFE notes conversion	6	-	-	-	-	1,536	1,536
FCC share issuance	6	-	-	-	-	2,275	2,275
Net loss for the year		-	-	-	(4,829)	(1,082)	(5,911)
Balance at December 31, 2023		309,667,975	$105,396	$24,168	$(126,663)	$3,117	$6,018

Balance at December 31, 2023		309,667,975	$105,396	$24,168	$(126,663)	$3,117	$6,018
Private placement		48,965,076	1,786	-	-	-	1,786
Private placement - share issuance cost		-	(34)	-	-	-	(34)
Conversion of convertible debentures - original	8	3,500,000	234	-	-	-	234
Conversion of convertible debentures - induced	8	45,815,213	2,723	-	-	-	2,723
Issuance of warrants	8	-	-	359	-	-	359
Exercise of options	10	3,063,000	354	(173)	-	-	181
Share-based payments	10	-	-	1,523	-	-	1,523
Issuance of common shares of FCC	6	-	-	-	-	1,350	1,350
Net loss for the year		-	-	-	(3,934)	(807)	(4,741)
Balance at December 31, 2024		411,011,264	$110,459	$25,877	$(130,597)	$3,660	$9,399

The accompanying notes form an integral part of these consolidated financial statements.

Lion Copper and Gold Corp. Consolidated Statements of Cash Flow For the years ended December 31, 2024, and 2023 ( In thousands of U.S. Dollars)

	For the years ended December 31,
	2024	2023

Cash flows provided (used) by operating activities
Loss for the year	$(4,741)	$(5,911)
Non-cash transactions:
Interest expense	228	432
Accretion expense	220	460
Fair value gain on derivative liabilities	(731)	(356)
Gain on transfer of investment shares	-	(22)
Share of loss of investment in associate	104	288
Wages settled through transfer of investment shares	-	32
Share-based payments	1,523	1,133
Loss on revaluation of SAFE notes	-	305
Impairment of mineral properties	-	602
Loss on convertible debentures	1,750	-
Amortization of ROU asset	32	-
Changes in operating assets and liabilities:
Other receivables	(7)	(17)
Accounts payable and accrued liabilities	303	(306)
Prepaid and deposit	5	(6)
Nuton LLC deposit	5,288	977
Lease liabilities	(32)	-
Net cash provided (used) by operating activities	3,942	(2,389)

Cash flows used in investing activities
Capitalized expenditures on mineral properties	(210)	(365)
Reclamation bond	-	14
Net cash used in investing activities	(210)	(351)

Cash flows provided by financing activities
Proceeds from convertible debentures	250	1,306
Proceeds from FCC SAFE notes	-	100
Proceeds for issuance of common shares of FCC	1,350	2,275
Proceeds from private placement	2,132	-
Share issuance costs	(34)	-
Repayment of convertible debentures	(1,922)	-
Exercise of options	181	4
Net cash provided by financing activities	1,957	3,685
Increase in cash and cash equivalents	5,689	945
Cash and cash equivalents, beginning of year	2,310	1,365
Cash and cash equivalents, end of year	$7,999	$2,310

Supplemental cash flow information
Shares issued for conversion of SAFE notes	$-	$1,536
Shares issued for convertible debentures	$2,957	$-

The accompanying notes form an integral part of these consolidated financial statements.

Lion Copper and Gold Corp. Notes to the Consolidated Financial Statements For the years ended December 31, 2024 and 2023 (In thousands of U.S. Dollars except for shares and per share amounts)

1. NATURE OF OPERATIONS AND GOING CONCERN

Lion Copper and Gold Corp. (together with its subsidiaries, "Lion CG" or the "Company") is a Canadian-based Company advancing its flagship copper assets at Yerington, Nevada through an option to earn-in agreement with Rio Tinto America Inc., subsequently assigned to Nuton LLC, a Rio Tinto venture. The Company was incorporated in British Columbia, Canada on May 11, 1993. Its registered and records offices are located at 1200 - 750 West Pender Street, Vancouver, British Columbia, Canada, V6C 2T8. On November 22, 2021, the Company changed its name from Quaterra Resources Inc. with a new trading symbol "LEO". On September 19, 2024, the Company voluntarily delisted its common shares from the TSX Venture Exchange ("TSXV") and were subsequently listed on the Canadian Securities Exchange ("CSE") under the same symbol "LEO" and continues to be quoted for trading on the OTCQB Market under the symbol "LCGMF".

The Company acquires its mineral properties through option or lease agreements and capitalizes acquisition costs related to the properties. The underlying value of the amounts recorded as mineral properties does not reflect current or future values. The Company's continued existence depends on discovering economically recoverable mineral reserves and obtaining the necessary funding to advance these properties.

These consolidated financial statements ("Financial Statements") are prepared on a going concern basis, which contemplates that the Company will be able to meet its commitments, continue operations and realize its assets and discharge its liabilities in the normal course of business for at least twelve months from the date of approval of these Financial Statements from the Board of Directors. During the year ended December 31, 2024, the Company incurred a loss of $4,741 (2023 - $5,911) and an accumulated deficit of $130,597 (December 31, 2023 - $126,663). As of December 31, 2024, the Company had cash and cash equivalents of $7,999 (December 31, 2023 - $2,310), working capital of $346 (December 31, 2023 - deficit of $2,854).

The Company has no source of revenue and has specific requirements to maintain its mineral property interests and meet its obligations as they come due. Although the Company has raised funds in the past through debt, equity and strategic investors, there is no assurance that such financing will be available. If adequate financing is not available or cannot be obtained on a timely basis, the Company may be required to delay, reduce the scope of, or eliminate one or more of its exploration programs, or relinquish its rights under the existing option and acquisition agreements. The above factors represent material uncertainties that cast substantial doubt on the Company's ability to continue as a going concern.

If the going concern assumptions were not appropriate for these Financial Statements, adjustments would be necessary to the carrying values of assets, liabilities, the reported expenses, and the consolidated balance sheet classifications used. Such adjustments could be material.

2. BASIS OF PRESENTATION

Statement of compliance

The Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") including the accounts of the Company and its subsidiaries. All intercompany accounts and transactions were eliminated upon consolidation.

These Financial Statements have been prepared on a historical cost and accrual basis except for certain financial instruments measured at fair value and the cash flow, respectively.

The Company consolidates an entity when it has power over that entity, is exposed, or has rights, to variable returns from its involvement with that entity and can affect those returns through its control over that entity.

Lion Copper and Gold Corp. Notes to the Consolidated Financial Statements For the years ended December 31, 2024 and 2023 (In thousands of U.S. Dollars except for shares and per share amounts)

These Financial Statements include the financial statements of Lion CG and its subsidiaries:

On October 4, 2021, Blue Copper LLC was incorporated in Montana, USA and acquired Blue Copper Prospect in Powell County and Lewis & Clark County in Montana.

On April 5, 2022, Quaterra Alaska Inc. ("Quaterra Alaska") sold its two options to acquire the Butte Valley property to Falcon Butte Minerals Corp. ("Falcon Butte"), formerly 1301666 B.C. Ltd., for $500 cash and 16,049,444 shares in Falcon Butte represented 25.54% of shares outstanding (Note 5).

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

On August 25, 2023, Blue Copper Royalties LLC was incorporated in Wyoming for the purpose of holding certain royalties and on September 6, 2023, FCC transferred the Butte Valley royalty and interest in Nieves to Blue Copper Royalties.

3.      SIGNIFICANT ACCOUNTING POLICIES

Accounting estimates and judgments

The preparation of these Financial Statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the application of policies, reported amounts and disclosures. By their nature, these estimates and judgments are subject to uncertainty and the effect on these Financial Statements of changes in such estimates in future years could be significant. Actual results could differ from those estimates.

Key sources of estimation uncertainty that has a significant risk of causing material adjustment to the amounts recognized in the consolidated financial statements exist as follows:

•

Share-based payments: The Company has a stock option plan pursuant to which the fair value of options issued is estimated by using the Black Scholes option pricing model on the date of the grant based on certain assumptions. Those assumptions are described in Note 10 and include expected volatility, expected life of the options and number of options expected to vest.

Lion Copper and Gold Corp. Notes to the Consolidated Financial Statements For the years ended December 31, 2024 and 2023 (In thousands of U.S. Dollars except for shares and per share amounts)

•

Valuation of warrants: During the year ended December 31, 2023, the Company granted freestanding warrants pursuant to the closing of convertible debenture financings while during the year ended December 31, 2024, the Company granted freestanding warrants pursuant to the restructuring of existing convertible debentures. The Black Scholes option pricing model was used to determine fair value for the warrants and required significant assumptions to be made by management.

•

Valuation of derivative liabilities: During the year ended December 31, 2024 and 2023, the Company completed multiple tranches of convertible debenture financing and/or restructuring. The convertible debentures include certain conversion features which were valued using the option pricing model and required significant assumptions to be made by management to value.

Estimates and underlying assumptions are reviewed on an ongoing basis. Revisions to accounting estimates are recognized in the year in which the estimates are revised and in any future years affected.

Significant judgments used in the preparation of these Financial Statements include, but are not limited to:

•

Mineral properties: Judgment is required in assessing whether certain factors would be considered an indicator of impairment. Both internal and external information is considered to determine whether there is an indicator of impairment present and, accordingly, whether impairment testing is required. Judgment is also required in assessing what is deemed an acquisition cost. Management has determined that only costs pursuant to option agreements constitute an acquisition cost.

•

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

•

Control over FCC and Blue Copper Royalties LLC: During the year ended December 31, 2024 and 2023, the Company's ownership in FCC decreased below 50% while the Company's ownership in Blue Copper Royalties LLC did not change. Management has concluded that the Company still retains control over FCC and Blue Copper Royalties LLC as the Company has majority representation on the board of directors, and will therefore consolidate FCC and Blue Copper Royalties LLC.

a)   Investment in associate

Investment in associate is comprised of the Company's investment in Falcon Butte Minerals Corp. ("Falcon Butte"), a private corporation. An associate is an entity over which the Company has significant influence. Significant influence is the power to participate in the financial and operating policy decisions of the investee but is not in control or joint control over those policies. The Company's investment in Falcon Butte is accounted for using the equity method. Under the equity method, the investment in an associate or a joint venture is initially recognized at cost. The carrying amount of the investment is adjusted to recognize changes in the Company's share of net assets of the associate since the acquisition date.

After application of the equity method, the Company determines whether a loss in the fair value of an investment below its carrying value is a temporary decline. If it is other than temporary, the investor calculates an impairment as the excess of the investment's carrying amount over the fair value. Reversals of impairments on equity method investments are prohibited.

Lion Copper and Gold Corp. Notes to the Consolidated Financial Statements For the years ended December 31, 2024 and 2023 (In thousands of U.S. Dollars except for shares and per share amounts)

Upon loss of significant influence over the associate, the Company measures and recognizes any retained investment at its fair value. Any difference between the carrying amount of the associate upon loss of significant influence and the fair value of the retained investment and proceeds from disposal is recognized in profit or loss.

b) Translation of foreign currencies

The functional currency for the Company and each of the Company's subsidiaries is the currency of the primary economic environment in which the entity operates. Determination of functional currency may involve certain judgments to determine the primary economic environment and the Company reconsiders the functional currency of its entities if there is a change in events and conditions that determined the primary economic environment. The Company's presentation currency is the U.S. dollar ("$" or "USD"). The functional currency of the Company and its significant subsidiaries is the USD.  In preparing the financial statements, transactions in currencies other than an entity's functional currency ("foreign currencies") are recorded at the rates of exchange prevailing at the dates of the transactions. At each balance sheet date, monetary assets and liabilities are translated using the year‐end foreign exchange rate. Non‐monetary assets and liabilities are translated using the historical rate on the date of the transaction. All gains and losses on translation of these foreign currency transactions are included in the consolidated statements of operations and comprehensive loss.

c) Mineral properties

Direct costs related to the acquisition of mineral properties held or controlled by the Company are capitalized on an individual property basis until the property transitions to the development stage, is sold, abandoned, or determined to be impaired. Exploration and evaluation costs are expensed as incurred.  The Company classifies its mineral properties as exploration and evaluation assets until the technical feasibility and commercial viability of extracting a mineral resource are demonstrable. At this point, the mineral properties' carrying value is tested for impairment and subsequently transferred to property and equipment. The establishment of technical feasibility and commercial viability of a mineral property is assessed based on a combination of factors, such as the extent of established mineral reserves, the results of feasibility and technical evaluations, the status of mineral leases or permits, and additional regulatory approvals such as environmental and mineral access rights. Proceeds from the sale of properties are accounted for as reductions to the capitalized acquisition costs.

Cash proceeds received from farm‐out option agreements are recorded as a liability once received and reduced as the obligation to incur expenditures related to the agreement are met. Funds received for expenditures incurred are recorded as a recovery in the consolidated statements of operations or as a reduction to the capitalized acquisition costs, depending on the nature of the expenditure incurred.

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

Based on the Company's assessment, no impairment indicators were identified on the mineral properties for the years ended December 31, 2024 and 2023.

Lion Copper and Gold Corp. Notes to the Consolidated Financial Statements For the years ended December 31, 2024 and 2023 (In thousands of U.S. Dollars except for shares and per share amounts)

e) Share‐based payments

The fair value of stock options granted to directors, officers, employees and consultants is calculated using the Black Scholes option pricing model and is expensed over the vesting periods. If and when stock options are exercised, the value attributable to the stock options is transferred to share capital.

f) Cash and cash equivalents

Cash consists of cash on hand and short-term investments with a maturing term of less than 90 days. As at December 31, 2024, the Company held $4,000 ($2023 - $Nil) in cash equivalents.

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

The Company's cash, accounts payable, accrued liabilities, convertible debentures issued in FCC, and Nuton LLC deposit approximate fair value due to their short‐term nature.

The convertible debentures issued by LCG are classified as a liability at amortized cost, with the conversion feature and related warrants classified as liabilities to be measured at fair value at each reporting period. The debt liability was initially recorded at the residual value after deducting the fair value of the conversion feature and warrants and is subsequently measured at amortized cost using the effective interest rate method and will be accreted to the face value over the term of the convertible debenture.

h) Provisions

Provisions are recognized when a present legal or constructive obligation exists as a result of past events where it is probable that an outflow of resources embodying economic benefits will be required to settle the obligation, and the amount of the obligation can be reliably estimated.  The amount recognized as a provision is the best estimate of the consideration required to settle the present obligation at the reporting date, considering the risks and uncertainties surrounding the obligation. The Company had no material provisions as of December 31, 2024 and 2023.

Lion Copper and Gold Corp. Notes to the Consolidated Financial Statements For the years ended December 31, 2024 and 2023 (In thousands of U.S. Dollars except for shares and per share amounts)

i) SAFE Notes

The Company issued Simple Agreements for Future Equity notes ("SAFE Notes")  to investors during the year ended December 31, 2022 and determined that the SAFE notes are not a legal form of debt (i.e., no creditors' rights). The Company allowed for redemption based upon certain events that are outside of the control of the Company. Therefore, the SAFE Instruments were classified as liabilities pursuant to ASC 480 and were measured at fair value at each reporting period, with changes in fair value recorded within the Consolidated Statements of Operations. The safe notes were converted during the year ended December 31, 2023 due to a triggering event caused by a private placement from FCC and the SAFE notes were converted into common shares of FCC (Note 6).

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

l) Non-controlling interest

For partially owned subsidiaries, the interest attributable to non-controlling shareholders is reflected in non-controlling interest. During the year ended December 31, 2024, FCC completed multiple financings throughout the year and at December 31, 2024, the Company held 43.46% (2023 - 47.7%) of shares in FCC. In the absence of majority holdings, the Company continues to consolidate FCC as it still has control through its majority representation on the board of directors (Note 6).

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

To the extent a legal obligation exists, an asset retirement obligation is recorded at its estimated fair value and accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value. Because asset retirement obligations represent financial obligations to be settled in the future, uncertainties exist in estimating timing and amount of the associated costs to be incurred. As at December 31, 2024 and 2023, the Company does not believe it has any significant asset retirement obligations.

Lion Copper and Gold Corp. Notes to the Consolidated Financial Statements For the years ended December 31, 2024 and 2023 (In thousands of U.S. Dollars except for shares and per share amounts)

n) Unit Offerings

Proceeds from unit placements are allocated between shares and warrants issued using the residual method. The residual method first allocates fair value to the component with the best evidence of fair value and then the residual value, if any, to the less easily measurable component. If the attached warrants do not meet the definition of a derivative liability, the fair value of the common shares, measured on date of issue, are determined to be the component with the best evidence of fair value. The balance, if any, is allocated to the attached warrants. If the attached warrants meet the definition of a derivative liability under ASC 470, the proceeds are first allocated to the fair value of the warrants and then the residual value, if any, is allocated to the common shares. Costs directly identifiable with share capital financings are charged against share capital.

Standards, Amendments and Interpretations Issued and Adopted

In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU expands public entities' segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of are portable segment's profit or loss and assets. All disclosure requirements under ASU 2023-07 are also required for public entities with a single reportable segment. The ASU is effective for the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024. Under ASU 2023-07, management has concluded that the Company operates in only a single segment (Note 12).

Lion Copper and Gold Corp. Notes to the Consolidated Financial Statements For the years ended December 31, 2024 and 2023 (In thousands of U.S. Dollars except for shares and per share amounts)

4. MINERAL PROPERTIES

        Total mineral property acquisition costs are listed in the table below:

	Singatse Peak Services ("SPS")					Lion CG ("LCG")	Falcon Copper Corp. ("FCC")

	MacArthur	Yerington	Bear	Wassuk	Copper Canyon	Chaco Bear & Ashton	Blue Copper	Muncy	Total
	$	$	$	$	$	$	$	$	$
Balance December 31, 2022	2,489	1,195	1,575	1,405	-	602	618	-	7,884
Acquisition costs	-	-	231	-	10	-	260	95	596
Impairment	-	-	-	-	-	(602)	-	-	(602)
Paid by Nuton LLC	-	-	(231)	-	-	-	-	-	(231)
Total additions (disposals) for the year	-	-	-	-	10	(602)	260	95	(237)
Balance December 31, 2023	2,489	1,195	1,575	1,405	10	-	878	95	7,647

Acquisition costs	-	-	231	-	-	-	150	105	486
Paid by Nuton LLC	-	-	(231)	-	-	-	-	-	(231)
Total additions for the period	-	-	-	-	-	-	150	105	255
Balance December 31, 2024	2,489	1,195	1,575	1,405	10	-	1,028	200	7,902

The Company owns a 100% interest in the MacArthur, Yerington and Wassuk properties and has an option to earn a 100% interest in the Bear property in Nevada. During the year ended December 31, 2023, the Company terminated its option to earn a 100% interest in the Chaco Bear and Ashton properties in British Columbia.

Lion Copper and Gold Corp. Notes to the Consolidated Financial Statements For the years ended December 31, 2024 and 2023 (In thousands of U.S. Dollars except for shares and per share amounts)

Total exploration expenditures recorded on the consolidated statements of operations and comprehensive loss are listed in the tables below:

Exploration expenditures incurred for the year ended December 31, 2024

	Singatse Peak Services				Falcon Copper Corp
	MacArthur	Yerington	Bear	Wassuk	Blue Copper	Muncy	Other	Total
	$	$	$	$	$	$	$	$
Property maintenance	205	84	-	80	207	62	83	721
Assay & Labs	301	91	49	-	-	-	1	442
Drilling	689	1,467	1,516	-	-	-	-	3,672
Environmental	43	637	-	-	-	-	-	680
Geological & mapping	-	-	-	-	-	3	-	3
Geophysical surveys	-	45	-	-	-	35	-	80
Technical study	-	2,569	-	-	-	-	-	2,569
Field support	1	2	18	-	48	-	7	76
Total expenses incurred	1,239	4,895	1,583	80	255	100	91	8,243
Total Expenditures funded by Nuton LLC	(1,239)	(4,895)	(1,583)	(80)	-	-	-	(7,797)
Total Expenditures funded by Lion CG	-	-	-	-	255	100	91	446

Lion Copper and Gold Corp. Notes to the Consolidated Financial Statements For the years ended December 31, 2024 and 2023 (In thousands of U.S. Dollars except for shares and per share amounts)

Exploration expenditures incurred for the year ended December 31, 2023

	Singatse Peak Services						Falcon Copper Corp
	MacArthur	Yerington	Bear	Wassuk	Prospects	Copper Canyon	Muncy	Groundhog	Blue Copper	Other	Total
	$	$	$	$	$	$	$	$	$	$	$
Property maintenance	165	101	-	57	1	-	-	-	235	-	559
Assay & Labs	101	21	53	-	61	-	-	-	1	-	237
Drilling	192	60	1,400	-	304	-	-	-	-	-	1,956
Environmental	5	578	-	-	-	-	-	-	-	-	583
Geological & mapping	-	-	-	-	-	-	-	-	41	24	65
Geophysical surveys	29	20	74	-	-	-	117	-	149	191	580
Technical study	-	1,440	-	-	-	1	-	-	2	-	1,443
Field support	1	1	75	-	-	-	-	72	601	177	9,27
Total expenses incurred	493	2,221	1,602	57	366	1	117	72	1,029	392	6,350
Total Expenditures funded by Nuton LLC	(493)	(2,221)	(1,602)	(57)	(366)	-	-	-	-	-	(4,739)
Total Expenditures funded by Lion CG	-	-	-	-	-	1	117	72	1,029	392	1,611

Lion Copper and Gold Corp. Notes to the Consolidated Financial Statements For the years ended December 31, 2024 and 2023 (In thousands of U.S. Dollars except for shares and per share amounts)

 a)    Option Agreement with Nuton LLC

On March 18, 2022, the Company entered into an Option Agreement, as amended, with Nuton LLC whereby Nuton LLC has the exclusive option to earn an initial 65% interest in the assets comprising Yerington, MacArthur, Wassuk, Bear, and associated water rights (the "Mining Assets") by funding a three-stage program of work up to a completion of a feasibility study not to exceed an aggregate amount of $50,000 (the "Option Agreement").

Such initial interest may be further increased upon the terms and conditions set forth in the Option Agreement.

In addition, Nuton LLC will evaluate the potential commercial deployment of its Nuton™ technologies at the Company's project site.

The Option Agreement was effective on April 27, 2022, when TSXV approved it.

On May 16, 2022, the Stage 1 work program was approved, including metallurgical testing, engineering scoping studies, and a 6,500- foot drilling for the MacArthur project.  Nuton LLC provided $4,000 in funding for Stage 1, which was completed on December 22, 2022.

On January 5, 2023, a 12-month Stage 2 work program was approved, which included Yerington Site engineering studies and a 17,000-foot drill program to evaluate high priority exploration targets. On January 13, 2023, Nuton LLC provided $5,000 in funding for Stage 2, along with an additional $2,500 in advanced funding from the Stage 3 earn-in amount.

On October 5, 2023, the Option Agreement was amended to modify Stage 2 work program. Under the amendment, Stage 2 was extended and divided into Stage 2 and Stage 2b. Stage 2 covered work completed by the original end date of January 12, 2024, while Stage 2b extended the term to September 12, 2024, allowing for continued testing and evaluation of the NutonTM technologies. On January 4, 2024, Nuton LLC approved and advanced $11,500 of the Stage 3 earn-in amount for the Stage 2b work program.

On November 15, 2024, the Option Agreement was amended again to extend the term of Stage 2 until June 30, 2025. Stage 2b was mutually agreed to conclude on September 30, 2024, and a new Stage 2c was established to complete a pre-feasibility study from October 1, 2024 through June 30, 2025.

Nuton LLC advanced an additional $5,000 of the Stage 3 earn-in amount for Stage 2c and agreed to carry over the unspent Stage 2b funding of $3,160 to support the Stage 2c work program.

As of December 31, 2024, Nuton LLC had provided a total of $28,000 under the Option Agreement. Should Nuton LLC elect to proceed with Stage 3, which includes a feasibility study based on the results of the Stage 1 and Stage 2 work programs, Nuton LLC will fully fund the feasibility study, with the cost not exceeding $22,000.

A continuity of the Company's Nuton LLC deposit is as follows:

Funds received	$4,000
Funds applied to capitalized acquisition costs	(150)
Funds applied to exploration expenditures	(3,086)
Funds applied to general operating expenditures	(151)
Balance December 31, 2022	$613

Lion Copper and Gold Corp. Notes to the Consolidated Financial Statements For the years ended December 31, 2024 and 2023 (In thousands of U.S. Dollars except for shares and per share amounts)

Funds received	7,500
Funds applied to reclamation deposit	(9)
Funds applied to capitalized acquisition costs	(231)
Funds applied to exploration expenditures	(4,739)
Funds applied to general operating expenditures	(1,777)
Balance December 31, 2023	$1,357

Funds received	16,500
Funds applied to prepaids	(15)
Funds applied to capitalized acquisition costs	(231)
Funds applied to exploration expenditures	(7,797)
Funds applied to general operating expenditures	(3,169)
Balance December 31, 2024	$6,645

General operating expenditures associated with exploration activities included salaries of $1,089 (2023 - $877), water rights related legal and other professional fees of $1,066 (2023 - $771), and general administration expenses of $1,014 (2023 - $129).

a) MacArthur and Yerington Properties, Nevada

Located in the historic copper district of Yerington, Nevada, the Company's Yerington and MacArthur properties are 100% owned by SPS, a wholly owned subsidiary of Quaterra Alaska.

The MacArthur Project consists of unpatented lode claims and placer claims and covers lands administered by the U.S. Department of Interior - Bureau of Land Management ("BLM").

The MacArthur Project is subject to a 2% net smelter return royalty ("NSR") upon commencing commercial production, which can be reduced to a 1% NSR in consideration of $1,000.

The Yerington Mine Property is centered on the former Anaconda open pit copper mine. This includes fee simple parcels and patented mining claims as well as unpatented lode and placer claims on lands administered by the BLM.

The Yerington Mine Property is subject to a 2% NSR upon commencing commercial production. The total lifetime royalty is capped at $7,500.

c) Bear Deposit, Nevada

The Bear deposit consists of private land located to the northeast of the Yerington Mine Property, plus several hundred acres beneath the Yerington Mine property.

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

The outstanding payments required to keep the option agreements in good standing are as follows: $231 due in 2025, $201 due in 2026, and $101 due in each of 2027 and 2028, for a  total of $634.

These five option agreements include purchase provisions for cash payments ranging from $250 to $22,770, with terms requiring varying written notices (from no notice to 12-month notice).

Lion Copper and Gold Corp. Notes to the Consolidated Financial Statements For the years ended December 31, 2024 and 2023 (In thousands of U.S. Dollars except for shares and per share amounts)

d) Wassuk, Nevada

The Wassuk property consists of unpatented lode claims on lands administered by the BLM.

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

On June 1, 2023, Lion CG and Houston terminated the option agreement surrounding the Chaco Bear and Ashton properties. As at December 31, 2023, Lion CG impaired the full balance of property and recognized $602 in impairment expense during the year ended December 31, 2023.

g) Blue Copper Project, Montana

On May 12, 2023, FCC made a payment of $60 for the Freedom and Cyclone claims in Montana which is capitalized in Blue Copper Project.

On April 18, 2023, FCC entered into a lease agreement for a Montana property and paid an initial cash payment of $200 which is capitalized in Blue Copper project.

During the year ended December 31, 2024, the Company paid an advance rental payment of $150 pursuant to the lease agreement.

A Plan of Operations for exploration of the Blue Copper Project is approved by the relevant agencies.

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

i) Muncy Property, Nevada

On November 22, 2023, FCC entered into an Option to Joint Venture Agreement with Kennecott Exploration Company ("Kennecott"), a Rio Tinto subsidiary.

Pursuant to the agreement, Kennecott grants FCC the sole and exclusive right and option to acquire 100% interest in the Muncy Property. To exercise this option, FCC must satisfy the following:

Lion Copper and Gold Corp. Notes to the Consolidated Financial Statements For the years ended December 31, 2024 and 2023 (In thousands of U.S. Dollars except for shares and per share amounts)

•	pay the payment commitment of $95 to Kennecott on or before the effective date of November 22, 2023 (Paid);
•	pay an additional payment commitment of $105 by December 1, 2024 (Paid);
•	pay an additional payment commitment of $50 by December 1, 2025;
•	pay an additional payment commitment of $60 by December 1, 2026;
•	incur expenditures of $1,500 with respect to the Muncy Property and $1,000 with respect to the Cabin Property on or before the expenditure commitment date of November 22, 2025;
•	ensure that no less than 70% of the expenditure commitment for the Muncy Property consists of drilling expenses for the Muncy Property;
•	ensure that no less than 70% of the expenditure commitment for the Cabin Property consists of drilling expenses for the Cabin Property.

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

      k) Recon, Nevada, Arizona, and other prospects

During the year ended December 31, 2024, FCC incurred $91 (2023 - $392) in evaluation expenditures on reconnaissance on targets in Nevada, Arizona and Montana in order to determine whether they warranted further pursuit.

5. INVESTMENT IN ASSOCIATE

On April 5, 2022, the Company received 16,049,444 shares in Falcon Butte, in connection with a property acquisition agreement to assign the Company's options to acquire the Butte Valley property. At the time of acquisition, the 16,049,444 shares represented 25.54% of shares outstanding and the initial balance of the investment was determined to be $1,906 ($2,374 CAD). As at December 31, 2024, the Company's share ownership was 20.47% while as at December 31, 2023, the Company's share ownership was 20.48%. The Company and Falcon Butte have one common director, as such, management has assessed that the Company has significant influence over Falcon Butte and that the investment should be accounted for using the equity method of accounting.

On January 10, 2024 a new entity, Freeport Butte Valley LLC (“FBV”), was created by Falcon Butte and Freeport-McMoRan Exploration Corporation (“FMEC”) pursuant to an Exploration and Earn-In Agreement executed by the parties on May 20, 2022. Upon creation of this joint venture, Falcon Butte’s Butte Valley property was transferred to FBV and the joint venture was recorded at a fair value of $4,308. A gain of $1,403 was recognized on this transaction.

Upon incorporation and as at December 31, 2024, Falcon Butte owns 35% of the interest in FBV, while FMEC owns the other 65%. Falcon Butte determined that it held significant influence over the joint venture and accounted for it using the equity method

Summarized financial information of Falcon Butte and a reconciliation of the carrying amount of the investment in the Financial Statements are set out below:

Summarized balance sheet:

	December 31, 2024	December 31, 2023
Assets
Cash	$381	$1,375
Receivables	16	10
Financial asset - Convertible loan receivable	100	-
Prepaids & deposits	9	54
Exploration and evaluation assets	-	2,904
Investment in associate	4,067	-
Total Assets	$4,573	$4,343

Liabilities
Accounts payable & accrued liabilities	$14	$70
Freeport deposit	-	397
Derivative liabilities	881	490
Total Liabilities	$895	$957

Lion Copper and Gold Corp. Notes to the Consolidated Financial Statements For the years ended December 31, 2024 and 2023 (In thousands of U.S. Dollars except for shares and per share amounts)

Summarized statement of loss

	Year ended December 31, 2024	Year ended December 31, 2023
Operating expenses
General and administrative expenses	$2,937	$7,623
Total operating expenses	2,937	7,623

Fair value (gain) loss on derivative liability	(412)	(122)
Other income	(244)	(6,366)
Impairment	-	56
Gain on investment in associate	(1,403)	-
Foreign exchange loss (gain)	(371)	220
Net loss	507	1,411

A continuity of the Company's investment in associate is as follows:

Balance December 31, 2022	$1,504
Transfer of shares to the former CEO	(10)
Company's share of net loss	(288)
Balance December 31, 2023	$1,206
Company's share of net loss	(104)
Balance December 31, 2024	$1,102

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

In addition, the private placement was considered a "triggering event" for SAFE Notes. FCC had previously raised $868 in SAFE Notes and were converted into equity of FCC, resulting in FCC issuing an additional 21,629,382 common shares.

Lion Copper and Gold Corp. Notes to the Consolidated Financial Statements For the years ended December 31, 2024 and 2023 (In thousands of U.S. Dollars except for shares and per share amounts)

On September 6, 2023, FCC carried out a re-organization of its assets and capital structure (the transaction described herein is referred to as the "Reorganization").  On August 25, 2023, a new entity, BCR LLC was organized in Wyoming.  BCR LLC subsequently adopted an Operating Agreement that provided for issuance of LLC Interests to its Members in the same amounts as shares issued to Shareholders of FCC.  On September 6, 2023, two of the mining assets, referred to as the Butte Valley Royalty and the Nieves Royalty, that had been held by FCC were assigned to BCR LLC in exchange for 100% of the issued and outstanding LLC Interests of BCR LLC. The Nieves Royalty may only be transferred with the written consent of a third party which was received October 23, 2023, resulting in the Nieves property transferring immediately. The same LLC interests were immediately distributed pro rata to the shareholders of FCC. Furthermore, FCC had previously issued Warrants to purchase 7,936,508 (total of 23,809,524 common share purchase warrants) shares of Common Stock of FCC at a Warrant Price of $0.15 per Share.  As part of the Reorganization, these Warrants were exchanged by the Warrant Holders for two new Warrants; one issued by FCC to purchase 7,936,508 Shares of FCC at a Warrant Price of $0.1332 per Share, and the other issued by BCR LLC to purchase 7,936,508 LLC Units of BCR LLC at a Warrant Price of $0.0168 per LLC Unit. The exchange transaction was accounted for under ASC 815 whereby the effect of the exchange was measured as the excess of the fair value of the exchanged warrant over the fair value of the warrant immediately before it is exchanged. Using this method, the effect of the exchange was calculated to be $Nil. As a result of the Reorganization and the issuance and distribution of these LLC Interests, each shareholder of FCC holds the same percentage interest in FCC as the shareholders holds in BCR LLC.  Additionally, the Warrant Holders now holds two Warrants, one issued by each of FCC and BCR LLC, with the aggregate value of the two warrants equal to the aggregate value of the Warrant that they held prior to the exchange.  The net effect is that the capital structure of BCR LLC matches the capital structure of FCC, including the issuance of new Warrants, and the Butte Valley Royalty and Nieves Royalty are now held by BCR LLC rather than FCC.

On October 17, 2023, FCC issued 2,750,000 common shares at a price of $0.10 per common share for total proceeds of $275.

From February to May 2024, FCC issued a total of 11,637,931 common shares at $0.116 per common share for gross proceeds of $1,350.

As a result, the Company's ownership in FCC is reduced to 43.46% as of December 31, 2024, with the changes in NCI listed below:

Balance December 31, 2022	$388
Issuance of common shares for conversion of SAFE notes	1,536
Issuance of common shares equity financing	2,000
Issuance of common shares	275
Net loss and comprehensive loss attributable to NCI	(1,082)
Balance December 31, 2023	$3,117
Issuance of common shares	1,350
Net loss and comprehensive loss attributable to NCI	(807)
Balance December 31, 2024	$3,660

7. DERIVATIVE LIABILITIES

During the year ended December 31, 2024, and year ended December 31, 2023, the Company issued certain share purchase warrants and convertible debt that can be exercised and converted in USD or CAD (Note 8). The warrants and the conversion feature were classified as derivative liabilities, carried at fair value and revalued at each reporting date.

A continuity schedule of the Company's derivative liabilities is as follows:

Lion Copper and Gold Corp. Notes to the Consolidated Financial Statements For the years ended December 31, 2024 and 2023 (In thousands of U.S. Dollars except for shares and per share amounts)

Balance December 31, 2022	4
Issuance of Warrants (Note 8)	280
Issuance of convertible debentures with conversion feature (Note 8)	248
Fair value change on derivative liabilities	(356)
Balance December 31, 2023	$176
Issuance of warrants for private placement (Note 10)	346
Issuance of warrants upon conversion of existing debentures (Note 8)	60
Issuance of contingent warrants upon conversion of existing debentures (Note 8)	649
Issuance of warrants and conversion feature for extinguishment of existing debentures (Note 8)	55
Modification of warrants upon restructuring of debentures (Note 8)	109
Modification of conversion feature upon restructuring of debentures (Note 8)	129
Issuance of warrants - equity (Note 8)	(359)
Fair value change on derivative liabilities	(876)
Balance December 31, 2024	$289

8. CONVERTIBLE DEBENTURES

On June 17, 2022, July 8, 2022 and March 2, 2023, the Company closed its non-brokered private placement of unsecured convertible debentures for a total gross proceeds of $3,306. The debentures bear interest at a rate of 14% per annum and mature on February 17, 2024, March 8, 2024 and November 2, 2024, respectively. The debentures are convertible into shares of the Company at $0.078 ($0.10 CAD) per share for 2022 issued debentures and at $0.070 ($0.095 CAD) per share for 2023 issued debentures.

In conjunction with the three tranches of convertible debt financing, the Company issued 16,044,774, 13,805,964, and 18,461,015 warrants. The warrants are exercisable into one common share of the Company at $0.067 ($0.085 CAD) per share and expire on February 17, 2024, at $0.067 ($0.085 CAD) per share and expire on March 8, 2024, and at $0.070 ($0.095 CAD) per share and expire on November 2, 2024, respectively.

On February 16, 2024, the Company issued 12-month convertible debentures of $941, bearing an interest rate of 20% per annum. These debentures replaced previously issued debentures that were due in February 2024.

These debentures are convertible into common shares of the Company at a price of $0.06 ($0.08 CAD) per share, or at the holder's option.

15,696,882 warrants are issued exercisable at $0.06 ($0.08 CAD) till February 16, 2025. These warrants were determined to be liability classified as the warrants can be exercised in a currency other than its functional currency (Notes 7, 10).

The Company repaid a total of $936 for the convertible debentures in December 2024 and the remaining $5 in February 2025, along with accrued interest.

Based on the terms of the newly issued debentures, the convertible debentures were determined to be a financial instrument comprising a host debt component, and the conversion feature and warrants denominated in Canadian dollars are classified as a derivative liability. In this case, as the conversion option on the instrument is bifurcated both before and after the modification or exchange, the Company used the 10% cash flow test. As a result, the change in cash flows was considered not substantial for the convertible debentures issued on June 17, 2022, and July 8, 2022, and extinguishment accounting was not applied. A new effective interest rate was determined and there was no gain or loss recorded on the consolidated statements of operations and comprehensive loss. However, the convertible debentures issued on March 2, 2023, surpassed the 10% cash flow test and as a result, the debentures were considered extinguished. A new effective interest was determined and there was a loss on extinguishment recorded on the consolidated statements of operations and comprehensive loss.

Lion Copper and Gold Corp. Notes to the Consolidated Financial Statements For the years ended December 31, 2024 and 2023 (In thousands of U.S. Dollars except for shares and per share amounts)

Under ASC 815, for the convertible debentures that did not meet the 10% cash flow test, the amended conversion feature and the replacement warrants were valued using the Black Scholes model and the difference between the fair value of the original conversion feature and amended conversion feature were reflected on the consolidated statements of operations and comprehensive loss as a gain/loss on the revaluation of the derivative liabilities. The changes in fair value of the warrants associated with the prior debentures was recognized as a gain/loss and the fair value of the replacement warrants were deducted from the face value of the replacement debentures. For the convertible debentures that surpassed the 10% cash flow test, the fair value of the debentures at maturity were present valued using the new effective interest rate of 44.01% and the conversion feature and replacement warrants were valued using the Black Scholes model. The difference between the present value of the new debentures, conversion feature, replacement warrants and the carrying value of the prior debentures, fair value of the original conversion feature and warrants were recorded on the consolidated statements of operations and comprehensive loss as a loss on extinguishment of $55.

On March 8, 2024, the Company completed a private placement of $1,000 and issued 4,107,998 units and 41,707,215 common shares to settle $1,924 of debenture debt. The fair value of the shares and warrants is $2,723 and $59, respectively. These warrants were determined to be liability classified as the warrants have an exercise price in a currency other than its functional currency (Notes 7, 10).

In conjunction with the Company's CSE listing on September 19, 2024, 41,707,215 warrants were issued to certain directors and individual who converted their debts into common shares of the Company on March 8, 2024. These warrants were treated as a contingency with their fair value being recorded as a derivative liability on March 8, 2024. On September 19, 2024, these warrants were revalued at $359 and recorded as equity since all are exercisable in USD, the functional currency of the Company.

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

On November 14, 2024, Falcon Copper Corp (FCC) entered into a convertible loan agreement for $250. The loan bears interest at 5% per annum and has a 12 months term. The principal and accrued interest is convertible into common shares of FCC at the lower of the price per share in the lowest equity financing undertaken by FCC during the term of the loan or $0.106.

Under ASC 815, the conversion feature does not require bifurcation. Therefore, both the debt and the conversion option is accounted for as a single liability carried at book value plus accrued interest.

The fair value of the warrants and conversion features were determined using the Black-Scholes Option Pricing Model using the assumptions set out as follows:

	Initial recognition in 2023	Fair value at December 31, 2023	Initial recognition in 2024	Fair value at December 31, 2024	Fair value at September 19, 2024
Risk-free interest rate	4.27%	3.91%	4.07 - 4.41%	2.92%	2.72%
Expected volatility	10%	10%	10%	21.76%	16.15%
Dividend yield	0%	0%	0%	0%	0%
Expected life	1.67 years	0.13 - 0.84 years	1 - 5.56 years	0.13 - 4.18 years	5.00 years

Lion Copper and Gold Corp. Notes to the Consolidated Financial Statements For the years ended December 31, 2024 and 2023 (In thousands of U.S. Dollars except for shares and per share amounts)

A continuity schedule of the Company's convertible debt is as follows:

Balance as at December 31, 2022	$1,874
Issued	1,306
Fair value of conversion feature	(280)
Fair value of warrants	(248)
Accretion	460
Interest	432
Balance as at December 31, 2023	$3,544
Issued	461
Extinguished debt - fair value of conversion feature	(30)
Extinguished debt - fair value of warrants	(30)
Modified debt - fair value of warrants	(93)
Accretion	220
Interest	228
Extinguished	(150)
Converted	(1,976)
Repayment	(1,922)
Loss on repayment	5
Balance as at December 31, 2024	$257

9. SHARE CAPITAL

The Company is authorized to issue an unlimited number of common shares without par value.

Share transactions for the year ended December 31, 2024

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

d) On November 8, 2024, the Company closed a private placement consisting of 25,155,554 units at a price of $0.045 per unit for gross proceeds of $1,132. Each unit consisted of one common share and one 5-year  common share purchase warrant exercisable at $0.06 (Note 10).

Share transactions for the year ended December 31, 2023

e) On August 30, 2023, the Company issued 100,000 common shares in connection with stock options exercised for $4.

Lion Copper and Gold Corp. Notes to the Consolidated Financial Statements For the years ended December 31, 2024 and 2023 (In thousands of U.S. Dollars except for shares and per share amounts)

10. ADDITIONAL PAID-IN CAPITAL

a) Stock options

The Company has a stock option plan under which the Company is authorized to grant stock options up to 20% of the issued and outstanding common shares at the time of grant, subject to certain restrictions.

Under the stock option plan, all stock options are granted at the discretion of the Company's board of directors, including any vesting provisions if applicable. The term of any stock option grants may not exceed ten years, and the exercise price may not be lower than the closing price of the Company's share on the last trading day immediately preceding the date of grant. Typically, stock options granted have five-year terms and are vested either immediately or subject to certain milestone requirements.

During the year ended December 31, 2024, the Company granted the following stock options:

  14,295,000 on March 1, 2024 with an exercise price of $0.07 CAD and expiring on March 1, 2029.
  1,700,000 on July 10, 2024 with an exercise price of $0.08 CAD and expiring on October 24, 2024.
  7,500,000 on July 26, 2024 with an exercise price of $0.08 CAD and expiring on July 26, 2029.
  17,160,000 on December 10, 2024 with an exercise price of $0.085 CAD and expiring on December 10, 2029.

During the year ended December 31, 2023, the Company granted the following stock options:

  350,000 on March 2, 2023 with an exercise price of $0.095 CAD and expiring on March 2, 2028.
  23,194,737 on July 21, 2023 with an exercise price of $0.08 CAD and expiring on July 21, 2028.

The continuity of the number of stock options issued and outstanding is as follows:

	December 31, 2024		December 31, 2023
	Number of options	Weighted average exercise price (CAD)	Number of options	Weighted average exercise price (CAD)
Outstanding, beginning of period	49,239,020	0.10	29,614,283	0.11
Granted	40,655,000	0.08	23,544,737	0.08
Expired	(13,595,772)	0.09	(1,370,000)	0.06
Cancelled	(9,500,000)	0.11	(2,450,000)	0.10
Exercised	(3,063,000)	0.08	(100,000)	0.06
Outstanding, end of period	63,735,248	0.09	49,239,020	0.10

As of December 31, 2024, and 2023, the number of stock options outstanding and exercisable were:

Expiry date	Exercise price (CAD)	Number of options outstanding	Remaining contractual life in years	Number of options exercisable
June 20, 2025	0.08	2,450,000	0.47	2,450,000
August 18, 2025	0.072	1,744,283	0.63	1,744,283
June 18, 2026	0.25	2,550,000	1.46	2,550,000
October 21, 2026	0.09	900,000	1.81	900,000
May 25, 2027	0.085	2,000,000	2.40	2,000,000
March 2, 2028	0.095	350,000	3.17	350,000
July 21, 2028	0.08	16,215,965	3.56	16,215,965
March 1, 2029	0.07	12,865,000	4.17	12,865,000
July 26, 2029	0.08	7,500,000	4.57	1,500,000
December 10, 2029	0.085	17,160,000	4.95	17,160,000
Balance, December 31, 2024		63,735,248		57,735,248

Lion Copper and Gold Corp. Notes to the Consolidated Financial Statements For the years ended December 31, 2024 and 2023 (In thousands of U.S. Dollars except for shares and per share amounts)

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

During the year ended December 31, 2024, an amount of $1,523 (2023 - $1,133) was expensed as share-based payments related to the vesting of options. The portion of share-based payments recorded is based on the vesting schedule of the options. The following weighted average assumptions were applied using the Black-Scholes Option Pricing model used to estimate the fair value of stock options granted during the years ended December 31, 2024 and 2023.

	Year ended December 31, 2024	Year ended December 31, 2023
Risk-free interest rate	2.83 - 3.94%	3.66 - 3.81%
Expected life (years)	0.29 - 5.00	5.00
Annualized volatility	90 - 141%	145%
Forfeiture rate	0%	0%
Dividend yield	0%	0%

b) Share purchase warrants

During the year ended December 31, 2024, the Company granted the following share purchase warrants:

  15,696,882 on February 16, 2024 with an exercise price of $0.06 ($0.08 CAD) and expiring on February 16, 2025.
  27,917,520 on March 8, 2024 with an exercise price of $0.056 and expiring on March 8, 2029.
  41,707,215 on September 19, 2024 with an exercise price of $0.056 and expiring on September 19, 2029.
  25,155,554 on November 8, 2024 with an exercise price of $0.06 and expiring on November 8, 2029.

During the year ended December 31, 2023, the Company granted the following share purchase warrants:

  18,461,015 on March 2, 2023 with an exercise price of $0.07 ($0.095 CAD) and expiring on November 2, 2024.

Lion Copper and Gold Corp. Notes to the Consolidated Financial Statements For the years ended December 31, 2024 and 2023 (In thousands of U.S. Dollars except for shares and per share amounts)

The continuity of the number of share purchase warrants outstanding as of December 31, 2024 and 2023 is as follows:

	December 31, 2024		December 31, 2023
	Number of warrants	Weighted average exercise price	Number of warrants	Weighted average exercise price
Outstanding, beginning of period	119,626,027	$0.09	101,165,012	$0.09
Issued	110,477,171	0.06	18,461,015	0.07
Expired	(87,356,006)	0.10	-	-
Cancelled	(32,270,021)	0.07	-	-
Outstanding, end of year	110,477,171	0.06	119,626,027	$0.09

The following table summarizes warrants outstanding as of December 31, 2024 and 2023:

Expiry date	Currency	Exercise price	December 31, 2024	December 31, 2023
September 13, 2024	USD	0.10	-	26,488,733
September 27, 2024	USD	0.10	-	13,152,909
October 21, 2024	USD	0.10	-	31,672,632
February 17, 2024	USD	0.067	-	16,044,774
March 8, 2024	USD	0.067	-	13,805,964
November 2, 2024	USD	0.070	-	18,461,015
February 16, 2025*	USD	0.06	15,696,882	-
March 8, 2029	USD	0.056	23,809,522	-
March 8, 2029	USD	0.056	4,107,998	-
September 19, 2029	USD	0.056	41,707,215	-
November 8, 2029	USD	0.060	25,155,554	-
Outstanding at the end of the year			110,477,171	119,626,027

*Subsequent to December 31, 2024, 15,696,882 warrants expired unexercised.

11. RELATED PARTY TRANSACTIONS

The Company's related parties include its directors and officers whose remuneration was as follows, subject to change of control provisions for officers:

	Year ended December 31,
	2024	2023
Salaries	$553	$450
Directors' fees	-	21
Share-based payments	850	796
Interest on convertible debenture	162	237
	$1,565	$1,504

All related party transactions are in the normal course of business and have been measured at the exchange amount.

Other transactions for the year ended December 31, 2024

Lion Copper and Gold Corp. Notes to the Consolidated Financial Statements For the years ended December 31, 2024 and 2023 (In thousands of U.S. Dollars except for shares and per share amounts)

a) On February 16, 2024, the former CEO, former CFO and directors of the Company restructured $407 of their existing convertible debentures into the new debentures (Note 8). The debentures bear interest at a rate of 20% per annum and mature on February 16, 2025, and are convertible into shares of the Company at $0.06 (C$0.08) per share. Additionally, certain directors converted $259 of their existing convertible into 3,500,000 common shares at a price of $0.074 (Notes 8, 9).

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

e) As at December 31, 2024, the Company had $Nil (December 31, 2023 - $290) in interest accrued relating to outstanding convertible debentures with directors and officers of the Company.

f) As at December 31, 2024, there was $Nil (December 31, 2023 - $11) in prepaid expenses to the former CEO of the Company.

Other transactions for the year ended December 31, 2023

g) During the year ended December 31, 2023, certain directors of the Company subscribed for $1,135 of unsecured convertible debt in the third tranche (Note 9). The debentures bear interest at a rate of 14% per annum and mature on November 2, 2024, and are convertible into shares of the Company at $0.070 ($0.095 CAD) per share until January 2, 2024, and thereafter at $0.074 ($0.10 CAD) per share.

12. SEGMENTED INFORMATION

The Company's operations constitute a single operating segment and therefore a single reportable segment, because the chief operating decision maker ("CODM"), the Company's board of directors, manages the business activities using information of the Company as a whole. The Company has determined that it operates as a single reportable segment, focused on the exploration of its mineral interest in the United States. The accounting policies used to measure the profit and loss of the segment are the same as those described in the summary of significant accounting policies. The measure of segment assets is reported on the consolidated balance sheet as total assets.

13. COMMITMENTS

To acquire certain mineral property interests as per Note 4, the Company must make optional acquisition expenditures to satisfy the terms of existing option agreements, failing which the rights to such mineral properties will revert to the property vendors.

Lion Copper and Gold Corp. Notes to the Consolidated Financial Statements For the years ended December 31, 2024 and 2023 (In thousands of U.S. Dollars except for shares and per share amounts)

14. FINANCIAL INSTRUMENT RISKS

The board of directors has overall responsibility for establishing and oversight of the Company's risk management framework. The Company examines the various financial instrument risks to which it is exposed and assesses the impact and likelihood of those risks. Financial instruments consist of cash and cash equivalents, accounts payable, accrued liabilities, lease liabilities, Nuton LLC deposit, SAFE notes, convertible debentures, derivative liabilities.

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

The carrying values of cash, accounts payable, accrued liabilities and Nuton LLC deposit approximate their fair values because of their immediate or short term to maturity and the Company's convertible debentures and lease liabilities are recorded at amortized cost.

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

Lion Copper and Gold Corp. Notes to the Consolidated Financial Statements For the years ended December 31, 2024 and 2023 (In thousands of U.S. Dollars except for shares and per share amounts)

c) Interest rate risk

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

15. DEFERRED INCOME TAX

A Reconciliation of income tax provision computed at Canadian statutory rates to the reported income tax provision is provided as follows:

	2024	2023
Tax loss for the year	(4,741)	(5,911)
Canadian statutory rate	27%	27%

Income tax benefit computed at statutory rates	$(1,280)	$(1,596)
Adjustment for foreign tax rates	(124)	152
Provision to return adjustments and other	802	(1,134)
Share issuance costs	-	-
Foreign exchange gains and losses	846	(202)
Permanent difference	690	503
Change in valuation allowance	(907)	2,277
Income tax expense (recovery)	$-	$-

The tax effect of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as at December 31, 2024 and 2023 respectively are presented below.:

	2024	2023
Deferred tax assets:
Non-capital loss and net operating loss carryforward	$7,434	$9,652
Mineral properties	10,442	9,043
Capital losses	2,052	2,232
Financing and other	104	87
SAFE notes	8	-
Total gross deferred tax assets	20,040	21,014
Less: valuation allowance	(20,016)	(20,923)
Net deferred tax assets	24	91

Deferred tax liabilities:
Convertible debentures	(16)	(91)
ROU asset	(8)	-
Total deferred tax liabilities	(24)	(91)
Deferred tax assets and liabilities	-	-

Lion Copper and Gold Corp. Notes to the Consolidated Financial Statements For the years ended December 31, 2024 and 2023 (In thousands of U.S. Dollars except for shares and per share amounts)

The Company's unused tax losses expire as follows:

	Canada	US
2026	$486	$-
2027 - 2044	21,921	-
2034 - 2037	-	1,726
Indefinite	-	4,634
	$22,407	$6,360

The Company's unused capital losses of $15,198 are available to carry forward indefinitely.

16. SUBSEQUENT EVENTS

a) The Company has been actively defending against the forfeiture of its water rights in Nevea since August 2021.

On March 13, 2025, the Company announced the successful negotiation of a Settlement Agreement with the Nevada Division of Water Resources and the Nevada State Engineering (collectively, the "State") to reinstate 3,452.8 ac-ft of previously forfeited water rights essential for the development of the Yerington Copper project. As a result, the State has officially rescinded its notice of forfeiture, thus restoring all the Company's 6,014.5 ac-ft of water rights to good standing. This Settlement Agreement effectively terminates the legal proceedings initiated by the Company to defend its  water rights.

b) Subsequent to year end, FCC issued 4,150,000 common shares at $0.116 for gross proceeds of $481. In addition, FCC granted 10,900,000 stock options exercisable at $0.10 until January 6, 2030.

c) Subsequent to year end, FCC entered into a convertible loan agreements for $220 bearing interest at 5% per annum and have 12 months terms. The principal and accrued interest are convertible into common shares of FCC at the lower of the price per share in the lowest equity financing undertaken by FCC during the term of the loans or $0.106.

Lion Copper and Gold Corp.

Management's Discussion and Analysis

For the year ended December 31, 2024

Dated: March 28, 2025

(In thousands of U.S. dollars except for shares and per share amounts)

This Management's Discussion and Analysis ("MD&A") of Lion Copper and Gold Corp. and its subsidiaries (collectively, "Lion Copper" or the "Company"), dated March 28, 2025, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2024 and 2023, and related notes thereto which have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). All dollar amounts in this MD&A are in thousands of U.S. dollars unless otherwise noted.

Additional information about the Company, including the Company's press releases, quarterly and annual reports is available through the Company's filings with the securities regulatory authorities in Canada at www.sedarplus.com or the United States Securities Exchange Commission ("SEC") at www.sec.gov/edgar. Information about mineral resources, as well as risks associated with investing in the Company's securities is also contained in the Company's most recently filed Form 10-K.

Steven Dischler, CEO of the Company, is a Qualified Person under National Instrument 43-101 - Standards of Disclosure for Mineral Projects ("NI 43-101"), and has approved the scientific and technical information in this MD&A.

ABOUT LION COPPER

Lion Copper was incorporated in British Columbia, Canada on May 11, 1993, under the name of Acquaterre Mineral Development Ltd. On November 13, 1997, the Company changed its name to Quaterra Resource Inc. and further to Lion Copper and Gold Inc. on November 22, 2021. On September 19, 2024, the Company's common shares were voluntarily delisted on the TSX Venture Exchange ("TSXV") and were subsequently listed on the Canadian Securities Exchange ("CSE") under the symbol "LEO "and continues to be quoted for trading on the OTCQB Market under the symbol "LCGMF".

During the second quarter ended June 30, 2022, the Company determined that it no longer met the definition of a foreign private issuer under U.S. securities laws because more than 50% of its outstanding voting common shares being held, directly or indirectly, by U.S. residents,  the majority of its directors being U.S. citizens, and its primary operations are in the United States. Consequently, the Company transitioned to the SEC reporting system and adopted U.S. GAAP accounting policies effective January 1, 2023.

On March 18, 2022, the Company entered an option to earn-in agreement with Rio Tinto America Inc. ("Rio Tinto"), subsequently assigned to Nuton LLC, a Rio Tinto Venture, (the "Nuton Agreement"), to advance studies and exploration at the Company's copper projects in Mason Valley, Nevada. The Nuton Agreement outlines 3-stage investments amounting to $50,000 in aggregate and provides Nuton LLC with an exclusive option to earn a 65% interest in the projects, comprising 34,494 acres of land, including the historical Yerington mine, the historic MacArthur project, the Wassuk property, the Bear deposit, and associated water rights (the "Mining Assets").

Nuton LLC is evaluating the potential commercial deployment of its Nuton™ technology at the Company's Yerington Copper Project. Nuton™ offers copper heap leaching technologies to deliver greater copper recovery from mined materials and access new sources of copper, such as low-grade sulfide resources and reprocessing of stockpiles and mineralized waste. These technologies have the potential to deliver leading environmental performance through more efficient water usage, lower carbon emission, and the ability to reclaim mine sites by reprocessing waste.

In October 2023 and November 2024, Stage 2 was modified into Stage 2b and Stage 2c, with the respected terms extended to September 2024 and June 30, 2025. Stage 2c includes advanced studies at Yerington, and completion of a Prefeasibility Study (the "PFS") incorporating Nuton™ technologies.

As of December 31, 2024, the Company received a total of $28,000 from Nuton LLC.:

  $4,000 for Stage 1 - completed
  $7,500 for original Stage 2 - completed
  $11,500 for Stage 2b - completed
  $5,000 for Stage 2c - anticipated completion June 30, 2025

Up to December 31, 2024, the Company incurred cumulative expenditures of $21,355, consisting of $15,623 for exploration & evaluation, $5,097 for exploration- related overhead, and $636 for capital items under the Nuton Agreement.

Within 60 days of the completion of Stage 2c, Nuton LLC shall provide written notice to the Company whether it elects to exercise the option and fund a comprehensive feasibility study (the "FS") in an aggregate amount (inclusive of the Stage 3 advance funding) not to exceed $50,000. Upon completion of the FS, Nuton LLC and the Company will decide whether to create an investment vehicle into which the Mining Assets will be transferred, with Nuton LLC holding not less than 65% interest in the investment vehicle.

PERFORMANCE HIGHLIGHTS

Achieved Key Development Milestones

  In January 2024, the Company released its Preliminary Economic Assessment (the "PEA"), confirming the Yerington Copper Project's strong economics and scalability. Key findings include a post-tax Net Present Value ("NPV') of $356,000 at a 7% discount rate) and an Internal Rate of Return ("IRR") of 17.4%, based on a copper price of $3.85 per pound. The PEA highlights a 12-year mine life.
  During 2024, the Company received $16,500 from Nuton, LLC in two tranches. This funding facilitated the completion of 9,491 ft of resource drilling to expand and upgrade inferred resources to measured and indicated categories. The funding also supported extensive permitting and environmental studies, focused on optimizing mine design, improving metallurgical performance, evaluating water treatment, and progressing the PFS built on the PEA. The Nuton LLC funding was also used to complete 7,048 ft of exploration drilling at the Bear Deposit.

Closed Non-brokered Private Placements and Repaid Convertible Debentures

On March 8 and November 8, 2024, the Company closed non-brokered private placements by issuing an aggregate 48,965,076 units for combined gross proceeds of $2,132. Each unit consisted of one common share and one share purchase warrants exercisable till five years from the issuance.

These funds were used for general corporate expenses, working capital and repayment of the convertible debentures with a maturity of February 16, 2025.

As of today, Falcon Copper Corp ("FCC"), a consolidated entity of the Company, has a total of $470 in one-year convertible loans, bearing an annual interest rate of 5%. The principal and accrued interest are convertible into common shares of FCC.

Reinstatement of Water Rights

On March 13, 2025, the Company announced the successful negotiation of a settlement agreement with the Nevada Division of Water Resources and the Nevada State Engineering (collectively, the "State") to reinstate 3,452.8 ac-ft of previously forfeited water rights essential for the development of the Yerington Copper project. As a result, the State has officially rescinded its notice of forfeiture, thus restoring all the Company's 6,014.5 ac-ft of water rights to good standing. This Settlement Agreement effectively terminates the legal proceedings initiated by the Company to defend its water rights.

MINERAL PROPERTIES

Nuton LLC Agreement

On March 12, 2024, the Company announced the commencement of the Stage 2b Program of Work to advance the Yerington Copper Project through completion of a PFS by September 2024 and progress exploration initiatives on the Bear Deposit. Stage 2b was subsequently extended into Stage 2c on November 15, 2024 with a delivery date of the PFS to June 2025.

PFS Work Programs

During the year ending December 31, 2024, PFS progressive work included geological drilling and resource updates, environmental and geotechnical studies, metallurgical testing and engineering.

Four diamond core drill holes were drilled at the Yerington pit. This drilling, together with the discovery of an additional 17 historic Anaconda holes that were not included in the January 2024 PEA, have been incorporated into an updated mineral resource estimate, which will be utilized for the PFS.

Eighteen reverse circulation ("RC") drill holes were completed at MacArthur to upgrade inferred resource to a measured and indicated status. These drill holes have been incorporated into an updated mineral resource estimate which will be utilized for the PFS.

A total of four groundwater piezometers were installed in two each of the Yerington and MacArthur exploration drill holes. One 500' monitoring well was installed at MacArthur to complete both baseline groundwater quality sampling and initial hydrogeological testing to estimate pit dewatering requirements.

The Vat Leached Tailings ("VLT") resource model was re-evaluated and updated by incorporating assays from the exposed VLT sidewalls and backhoe sampling that was completed in 2011 and 2012. A detailed statistical evaluation of this information has allowed for increased search distances, influencing the assigned mineral resource classes. The updated resource will be utilized for the PFS.

Yerington core drilling also provided material for geomechanical testing, oriented core measurement and geotechnical logging to assess pit slope design. A pit slope stability evaluation, including geotechnical pit bench mapping was initiated during the second quarter of 2024.

Fourteen geotechnical test pits were completed, and samples from the test pits have been submitted for laboratory testing to evaluate and optimize infrastructure siting locations for the PFS. Geotechnical drilling at Yerington and MacArthur to support the PFS was completed in January 2025. This geotechnical test work will be used to progress the optimization and siting of project infrastructure for the PFS.

Metallurgical column leach testing is currently underway on MacArthur and Yerington sample material. Four columns representing the main MacArthur pit area and the North Ridge area were started September 9, 2024. Five columns representing the oxide and transition portion of the Yerington pit were started on September 30, 2024.  Bottle roll tests were completed on material from the Gallagher portion of the MacArthur deposit as well as the VLT.  Column leach testing and hydrodynamic leach characterization of sulfides is ongoing by Nuton™. Results from the metallurgical programs will be utilized for the PFS.

Four rotosonic holes were drilled north of MacArthur for evaluating potential Rapid Infiltration Basin (RIB) locations for use in the discharge of Yerington pit dewatering water. Samples collected from the RIB drilling campaign were used to complete column and geochemical evaluation.  Results from the drilling and associated lab testing will be used for the PFS.

Bear Drilling

The Bear deposit is a large and partially defined porphyry copper exploration target located primarily on private lands approximately three miles north of the Yerington pit.  Two diamond core holes, B-055 and B-056A, were drilled to depths of 3,435 feet and 3,613 feet, respectively, to further define the target.  Drilling was completed in Q2, and assays were also received in Q2 2024.  B-055 was drilled on the far western extent of the deposit and directed to intersect a +55 Induced Polarization (IP) anomaly. Weak copper mineralization was encountered within a 2,330-foot intercept of sulfide mineralization, starting at 1,105 feet. B-056A was drilled to test a wide spaced drilling gap along the district northwest mineralization trend.  This drill hole identified 0.40% TCu over 2,376 feet from a depth of 1,237 feet, including 130 ft of 0.65% TCu and 138 Ft of 0.62% TCu. The final two intervals encountered 1.150% TCu and 0.904% TCu, respectively, below which the borehole was lost. Oriented core measurements from this hole confirmed the northwest trend with a 40-50° north to northeast dip.

Permitting and Environmental

During the period, SPS received authorization from both State and Federal agencies to complete field work necessary for the completion of the PFS.  No other material permitting or environmental matters occurred during the period.

SPS received approval from both the Nevada Division of Environmental Protection (NDEP) and Bureau of Land Management (BLM) for amendments to its Reclamation Permit and the MacArthur Exploration Mine Plan of Operations to allow for geotechnical drilling and monitoring well installation within the MacArthur Exploration project area. The BLM also approved two Notice level exploration plans that authorized geotechnical drilling and subsurface characterization of areas in the vicinity of but not connected to the MacArthur Exploration project area.

SPS received a Temporary Authorization to Explore from NDEP that allowed for the completion of geotechnical drilling within the historic Anaconda Copper Mine Site (ACMS). All permits needed to complete the Stage 2b work plan were received by the end of 2024.

Water Rights

On July 23, 2021, the Company was notified by the State of Nevada that three of its water rights permits were forfeited, and a request to extend a fourth permit was denied. In response, the Company engaged a legal counsel and filed a petition on August 20, 2021, to appeal the forfeiture decision.

On August 30, 2023, the Nevada State Engineer confirmed that the three water rights applications had been denied and forfeited.

On January 16, 2024, the Company submitted its opening brief to the court, seeking to reverse the forfeiture decisions. A hearing was scheduled for March 18-20, 2025.

On March 11, 2025, the Company reached a settlement agreement with the State, which rescinded the forfeiture decisions and reinstated all previously forfeited water rights. The Company received confirmation of this on March 13, 2025, and the court hearing was cancelled.

With the forfeiture recission complete, the Company now has 6,014.5 ac-ft of primary groundwater rights for use in ongoing exploration and future mining and milling operations.

FALCON COPPER CORP.

Blue Copper Project, Montana

The Blue Copper project is a Butte-style copper-gold system in Powell County and Lewis & Clark County in Montana, located 45 miles north of the Butte, Montana copper mines. District-scale land consolidation almost completely encompasses a prolific placer gold system with extensive copper showings.

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
  pay an additional payment commitment of $105 by December 1, 2024 (Paid);
  pay an additional payment commitment of $50 by December 1, 2025;
  pay an additional payment commitment of $60 by December 1, 2026;
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

Upon FCC satisfying the exploration expenditures, Kennecott has the option to opt in for 40% of an asset-level joint venture for the Schell Creek Project; if Kennecott chooses to not opt in, FCC takes 100% ownership of the Muncy Property, along with the Cabin Property, with a Muncy Property royalty granted to Kennecott.

If FCC decides to terminate the option at any time, they will grant Kennecott a 2.0% net smelter royalty in the Cabin Property. After this is done, the agreement, except for specified sections, will terminate

If Kennecott elects not to form a joint venture, Kennecott must transfer all their rights in the Muncy Property to the FCC. In return, FCC will grant the optionor a 2.0% net smelter royalty (NSR) in the Properties. Before FCC decides to develop a commercial mining operation on any portion of the Properties, FCC has the right to reduce the NSR from 2.0% to 1.0% by paying the optionor $10,000 in cash

Reconnaissance

FCC incurred reconnaissance evaluation expenditures on targets in Nevada, Arizona and Montana in order to determine whether they warranted further pursuit.

BLUE COPPER ROYALTIES, LLC

Blue Copper Royalties, LLC holds the Butte Valley Royalty and the Nieves interest.

The Butte Valley Royalty is represented by a 1.0% NSR, subject to a buy-down to a 0.5% NSR in exchange for an aggregate payment of $15,000.

The Nieves Interest is represented by a a 5% net profits interest associated with the Nieves Silver property in Mexico.

RESULTS OF OPERATIONS

During the year 2024, the Company incurred higher expenses of $13,257, excluding non-cash items, compared to $10,126 in the prior year. Of these expenses $10,966 and $6,516 were covered by Nuton LLC funding resulting in net expenses of $2,291 and $3,610 in 2024 and 2023, respectively. These net expenses were equally attributed to corporate expenses and Falcon Copper-related expenditures that were not covered by Nuton LLC.

Exploration and evaluation ("E&E") activities include drilling, technical study, property maintenance, environmental, geological mapping and geophysical survey. In 2024, the Company incurred $8,243 in E&E expenses compared to $6,350 in 2023. The $1,893 increase reflects key milestones achieved in project development in 2024.

	Three months ended December 31,		12 months ended December 31,
	2024	2023	2024	2023
Expenses	$	$	$	$
Exploration and evaluation	1,603	1,597	8,243	6,350
General office	144	214	702	715
Investor Relations	29	-	123	21
Professional fees	414	551	2,095	1,525
Salaries and benefits	460	370	1,791	1,368
Transfer agent and regulatory	24	11	122	85
Travel	51	15	181	62
	2,725	2,758	13,257	10,126
Exploration funded by Nuton LLC	(1,548)	(1,035)	(7,797)	(4,739)
General operating funded by Nuton LLC	(762)	(647)	(3,169)	(1,777)
	415	1,076	2,291	3,610
Other expenses
Convertible debentures	-	-	1,750	-
Fair value gain on derivative liabilities	(39)	131	(731)	(356)
Foreign exchange loss	28	2	40	2
Impairment of mineral properties	-	-	-	602
Interest and other	(387)	407	(132)	920
Share-based payments	734	-	1,523	1,133
	336	540	2,450	2,301
Net and comprehensive loss	751	1,616	4,741	5,911

In 2024, the Company recognized $1,523 in share-based payments compared to $1,133 in the prior year. The increase is due to the 40,655,000 options that were granted in the current year compared to 23,544,737 in the prior year.

In addition, the Company recognized a loss of $1,750 on the conversion, repayment, and extinguishment of certain convertible debentures in 2024.

FOURTH QUARTER

During the three months ended December 31, 2024, the Company:

  Closed a private placement for gross proceeds of $1,132 through the issuance of 25,155,554 common shares, each accompanied by a share purchase warrant exercisable at $0.06 till November 8, 2029.

  Received $5,000 from Nuton LLC for Stage 2c work program.

  Repaid convertible debentures of $1,091 including principal and accrued interest.

  Granted 17,000,000 stock options exercisable at CAD 0.085 till December 10, 2029.

SELECTED ANNUAL FINANCIAL INFORMATION

	December 31, 2024	December 31, 2023
Financial Position:
Cash and cash equivalents	$7,999	$2,310
Working capital surplus/(deficit)	$346	$(2,854)
Investment in associate	$1,102	$1,206
Mineral properties	$7,902	$7,647
Total assets	$17,140	$11,258
Total liabilities	$7,741	$5,240

SUMMARY OF QUARTERLY RESULTS

	Q4'24	Q3'24	Q2'24	Q1'24	Q4'23	Q3'23	Q2'23	Q1'23
General administration	(1,856)	(1,502)	(1,358)	(1,821)	(1,161)	(2,148)	(723)	(877)
Fair value (loss) gain on derivative liabilities	39	439	(427)	680	(131)	6	1,421	(940)
Foreign exchange gain (loss)	(28)	(4)	(7)	(1)	(2)	-	-	-
Interest and other	387	(41)	(95)	(119)	(407)	(94)	(48)	(371)
Loss on convertible debentures	-	-	-	(1,750)	-	-	-	-
Exploration Expenditures	(1,603)	(1,591)	(2,389)	(2,660)	(1,597)	(1,344)	(2,159)	(1,250)
Nuton LLC Deposit	2,310	2,336	3,102	3,218	1,682	1,262	2,250	1,322
Impairment of mineral properties	-	-	-	-	-	-	(602)	-
Net income (loss)	(751)	(363)	(1,174)	(2,453)	(1,616)	(2,318)	139	(2,116)
Basic income (loss) per share	(0.00)	(0.00)	(0.00)	(0.01)	(0.01)	(0.01)	0.00	(0.01)

The Company's results have been driven by its general corporate and exploration activities. Other income and expenses fluctuate due to changes in the fair value of the Company's convertible notes and investment in associate.

The Company's results are also impacted by non-recurring events such as $1,750 loss in convertible debentures in 2024 and $602 property impairment in 2023.

LIQUIDITY AND CAPITAL RESOURCES

The Company is in an advanced exploration stage that to date has not earned any revenue. Its operations have been dependent mainly on the Nuton LLC funding in the last few years without diluting shareholders' value.

In 2024, the Company received $16,500 from Nuton LLC, which covered approximately 80% (64% - 2023) of the expenses, excluding non-cash items.  Cash on hand is approximately $5,000 as of March 28, 2025.

The following table summarizes the Company's cash flows for the years ended December 31, 2024, and 2023:

	2024	2023
Cash provided (used) by operating activities	$3,942	$(2,389)
Cash used in investing activities	(210)	(351)
Cash provided by financing activities	1,957	3,685
Increase in cash and cash equivalents	5,689	945
Cash and cash equivalents, beginning of year	2,310	1,365
Cash and cash equivalents, end of year	$7,999	$2,310

In 2024, the company closed two non-brokered private placements by issuing aggregate 48,965,076 units for combined gross proceeds of $2,132. Each unit consisted of one common share and one share purchase warrants exercisable till five years from the issuance. These funds were used for general corporate expenses, working capital and repayment of the convertible debentures.

On February 16, 2024, the Company issued 12-month convertible debentures of $941 to replace previously issued debentures that were due in February 2024. Most of these debentures were repaid in December 2024 in cash, including accrued interest amounting to $1,091 The remaining balance of $5 was repaid on the maturity date of February 16, 2025. The associated 15,696,882 share purchase warrants issued were expired unexercised on February 16, 2025.

On March 8, 2024, the Company issued 4,107,998 units and 41,707,215 common shares to settle $1,924 of debenture debt. The debenture holders converted their principal and interest into units of the Company at $0.045 (C$0.06) per Unit. Each Unit was comprised of one common share and one share purchase warrant exercisable at $0.06 (C$0.08) for a period of 5 years from the date of issuance.

On March 8, 2024, the Company repaid the convertible debentures of $826 in cash.

Subsequent to year end, FCC issued 4,150,000 common shares at $0.116 for gross proceeds of $481.

The Company has no operating revenues and therefore must utilize its cashflows from financing transactions to maintain its capacity to meet ongoing operating activities.

The Company has no operating revenues and must carefully manage its cash resources to support ongoing operations. Should Nuton LLC decide not to proceed with Stage 3, the Company will need to secure additional financing to maintain its mineral property interests, advance its copper projects and fulfill its obligations as they come due. While the Company has successfully raised funds in the past, there is no assurance it will be able to do so in the future. This represents a material uncertainty that may cast significant doubt about the Company's ability to continue as a going concern, as outlined in Note 1 of the 2024 consolidated financial statements.

TRANSACTIONS WITH RELATED PARTIES

The Company's related parties include its directors and officers whose remuneration was as follows, subject to change of control provisions for officers:

(In thousands)	Year ended December 31, 2024	Year ended December 31, 2023
Salaries (1)	$553	$450
Director's fees (2)	-	21
Share-based payments (3)	850	796
Interest on convertible debenture (4)	162	237
	$1,565	$1,504

(1) Charles Travis Naugle, former CEO, Director - $112 (2023 - $250); Stephen Goodman, former CFO, Director - $75 (2023 - $200); Steven Dischler, CEO - $117 (2023 - $Nil); Lei Wang, CFO - $52 (2023 - $Nil); John Banning, COO - $116 (2023 - $Nil); Doug Stiles, VP of Sustainability and Environment - $81 (2023 - $Nil)

(2) Thomas Pressello, former Director - $Nil (2023 - $ 21).

(3) Charles Travis Naugle, former CEO, Director - $148 (2023 - $214); Stephen Goodman, former CFO Director - $86 (2023 - $166); Tony Alford, Director - $363 (2023 - $308), Thomas Patton, Director - $Nil (2023 - $54), Thomas Pressello, Director - $Nil (2023 - $54); Steven Dischler, CEO - $66 (2023 - $Nil); John Banning, COO - $55 (2023 - $Nil); Doug Stiles, VP of Sustainability and Environment - $132 (2023 - $Nil)

(4) Charles Travis Naugle, Former CEO, Director - $68 (2023 - $35); Tony Alford, Director - $84 (2023 - $193); Ekaterina Naugle, spouse of a director - $8 (2023 - $4); Stephen Goodman, Former CFO, Director $2 (2023 - $4); Thomas Pressello, Director - $Nil (2023 - $1)

These transactions have occurred in the normal course of the business and are measured at the equivalent amount of the services rendered.

OUTSTANDING SHARE INFORMATION

As of the date of this MD&A, the Company has:

  411,011,264 common shares

  63,735,248 stock options

  94,780,289 warrants

SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements for the year ended December 31, 2024 have been prepared in accordance with U.S. GAAP.

See Note 4 to the consolidated financial statements for significant accounting policies used in the preparation of the consolidated financial statements.

CRITICAL ACCOUNTING ESTIMATES & JUDGMENTS

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

See Note 3 for critical accounting judgements and estimates disclosed in the audited consolidated financial statements for the year ended December 31, 2024.

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