Form 10-Q
period 2025-03-31
LION COPPER & GOLD CORP.
filed 2025-05-15
CIK 1339688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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
As of May 15, 2025, the registrant's outstanding common stock consisted of 411,011,264 shares.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Lion Copper and Gold Corp.

Condensed Interim Consolidated Financial Statements

For the three months ended March 31, 2025 and 2024

(Expressed in thousands of U.S. Dollars except for shares and per share amounts)

(Unaudited)

Lion Copper and Gold Corp. Condensed Interim Consolidated Balance Sheets As at March 31, 2025, and December 31, 2024 (Unaudited - In thousands of U.S. Dollars)

	Note	March 31, 2025	Audited December 31, 2024

ASSETS
Current assets
Cash and cash equivalents		$6,333	$7,999
Other receivables		17	31
Prepaid and deposit		79	57
		6,429	8,087

Mineral properties	4,12	7,902	7,902
Reclamation bonds		9	9
Investment in associate	5	901	1,102
Right of use asset		30	40
Total assets		$15,271	$17,140

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities		$702	$510
Nuton LLC deposit	4	4,351	6,645
Derivative liabilities	7	1,063	289
Convertible debentures	7,8,11	476	257
Lease liabilities		30	40
Total liabilities		6,622	7,741

Stockholders' equity
Share capital, no par value, unlimited common shares authorized; 411,011,264 issued and outstanding (2024 - 411,011,264 )	9	110,459	110,459
Additional paid-in capital	10	25,925	25,877
Deficit		(132,152)	(130,597)
Non-controlling interest	6	4,417	3,660
Total stockholders' equity		8,649	9,399
Total liabilities and stockholders' equity		$15,271	$17,140

The accompanying notes form an integral part of these condensed interim consolidated financial statements.

NATURE OF OPERATIONS AND GOING CONCERN (Note 1)

COMMITMENTS (Note 13)

SUBSEQUENT EVENT (Note 15)

Approved on behalf of the Board of Directors on May 15, 2025:

/s/ "Thomas Patton"	/s/ "Tony Alford"
Director	Director

2 | Page

Lion Copper and Gold Corp.
Condensed Interim Consolidated Statements of Operations and Comprehensive Loss
For the three months ended March 31, 2025 and 2024
(Unaudited - In thousands of U.S. Dollars, except for shares and per share amounts)

		For the three months ended March 31,
	Note	2025	2024

Operating expenses
Exploration & evaluation	4	$1,163	$2,660
General and administrative		108	217
Investor relations and corporate development		19	12
Professional fees	4(a)	704	482
Salaries and benefits	4(a),11	495	389
Share-based payments	10,11	1,086	660
Transfer agent and regulatory		37	38
Travel		43	23
Nuton LLC Deposit	4	(2,213)	(3,218)
Operating loss		(1,442)	(1,263)

Non-operating Income/(expenses)
Fair value (loss) gain on derivative liabilities	7	(774)	680
Foreign exchange loss		(30)	(1)
Accretion expense	8	-	(111)
Share of loss in associate	5	(201)	(94)
Interest and other income		129	86
Loss on convertible debentures	8	-	(1,750)
		(876)	(1,190)
Net loss and comprehensive loss for the period		$(2,318)	$(2,453)
Net loss and comprehensive loss attributed to:
Stockholders of the Company		$(1,555)	$(2,257)
Non-controlling interest	6	$(763)	$(196)

Loss per share, basic and diluted		$(0.004)	$(0.007)

Weighted average number of shares outstanding - basic and diluted		411,011,264	329,761,311

The accompanying notes form an integral part of these condensed interim consolidated financial statements.

3 | Page

Lion Copper and Gold Corp. Condensed Interim Consolidated Statements of Changes in Equity For the three months ended March 31, 2025 and 2024 (Unaudited - In thousands of U.S. Dollars, except for shares)

	Notes	Common shares	Share capital	Additional paid-in capital	Deficit	Non-controlling interest	Total stockholders' equity
Balance at December 31, 2023		309,667,975	$105,396	$24,168	$(126,663)	$3,117	$6,018
Private placement		23,809,522	654	-	-	-	654
Private placement - share issuance cost		-	(27)	-	-	-	(27)
Conversion of convertible debentures - original	8	3,500,000	234	-	-	-	234
Conversion of convertible debentures - induced	8	45,815,213	2,723	-	-	-	2,723
Share-based payments	10	-	-	660	-	-	660
Issuance of common shares of FCC	6	-	-	-	-	450	450
Net loss for the period		-	-	-	(2,257)	(196)	(2,453)
Balance at March 31, 2024		382,792,710	$108,980	$24,828	$(128,920)	$3,371	$8,259

Balance at December 31, 2024		411,011,264	$110,459	$25,877	$(130,597)	$3,660	$9,399
Share-based payments	6,10	-	-	48	-	1,038	1,086
Issuance of common shares of FCC	6	-	-	-	-	482	482
Net loss for the period		-	-	-	(1,555)	(763)	(2,318)
Balance at March 31, 2025		411,011,264	$110,459	$25,925	$(132,152)	$4,417	$8,649

The accompanying notes form an integral part of these condensed interim consolidated financial statements.

4 | Page

Lion Copper and Gold Corp. Condensed Interim Consolidated Statements of Cash Flow For the three months ended March 31, 2025, and 2024 (Unaudited - In thousands of U.S. Dollars)

	For the three months ended March 31,
	2025	2024

Cash flows (used in) provided by operating activities
Loss for the period	$(2,318)	$(2,453)
Non-cash transactions:
Interest expense	5	94
Accretion expense	-	111
Fair value loss (gain) on derivative liabilities	774	(680)
Share of loss of investment in associate	201	94
Share-based payments	1,086	660
Loss on convertible debentures	-	1,750
Amortization of ROU asset	10	-
Changes in operating assets and liabilities:
Other receivables	14	(4)
Accounts payable and accrued liabilities	192	501
Prepaid and deposit	(22)	(82)
Lease liability	(10)	-
Nuton LLC deposit	(2,294)	8,161
Net cash (used in) provided by operating activities	(2,362)	8,152

Cash flows used in investing activities
Capitalized expenditures on mineral properties	-	(155)
Net cash used in investing activities	-	(155)

Cash flows provided by financing activities
Proceeds from convertible debentures	220	-
Proceeds for issuance of common shares of FCC	482	450
Proceeds from private placement	-	1,000
Share issuance costs	-	(27)
Repayment of convertible debentures	(6)	(831)
Net cash provided by financing activities	696	592
(Decrease) increase in cash and cash equivalents	(1,666)	8,589
Cash and cash equivalents, beginning of period	7,999	2,310
Cash and cash equivalents, end of period	$6,333	$10,899

Supplemental cash flow information
Shares issued for convertible debentures	$-	$2,957

The accompanying notes form an integral part of these condensed interim consolidated financial statements.

5 | Page

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements

For the three months ended March 31, 2025 and 2024

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

These condensed interim consolidated financial statements ("Interim Financial Statements") are prepared on a going concern basis, which contemplates that the Company will be able to meet its commitments, continue operations and realize its assets and discharge its liabilities in the normal course of business for at least twelve months from the date of approval of these Interim Financial Statements from the Board of Directors. During the three months ended March 31, 2025, the Company incurred a loss of $2,318 (2024 - $2,453) and an accumulated deficit of $132,152 (December 31, 2024 - $130,597). As of March 31, 2025, the Company had cash and cash equivalents of $6,333 (December 31, 2024 - $7,999), working capital deficit of $193 (December 31, 2024 - surplus of $346).

The Company has no source of revenue and has specific requirements to maintain its mineral property interests and meet its obligations as they come due. Although the Company has raised funds in the past through debt, equity and strategic investors, there is no assurance that such financing will be available. During the three months ended March 31, 2025, the United States and Canadian governments announced new tariffs on imported goods. This caused uncertainty to raise financing for properties outside of Nuton LLC. If adequate financing is not available or cannot be obtained on a timely basis, the Company may be required to delay, reduce the scope of, or eliminate one or more of its exploration programs, or relinquish its rights under the existing option and acquisition agreements. The above factors represent material uncertainties that cast substantial doubt on the Company's ability to continue as a going concern.

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

For the three months ended March 31, 2025 and 2024

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

The Company consolidates an entity when it has power over that entity, is exposed, or has rights, to variable returns from its involvement with that entity and can affect those returns through its control over that entity.

These Interim Financial Statements include the Interim financial statements of Lion CG and its subsidiaries:

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

3. SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies applied in the preparation of these Interim Financial Statements are consistent with the accounting policies disclosed in Note 3 of the Company's audited consolidated financial statements for the year ended December 31, 2024.

In preparing these Interim Financial Statements, management has made judgements, estimates and assumptions that affect the applicability of the Company's accounting policies.  In preparing these Interim Financial Statements, the significant estimates and critical judgments were the same as those applied to the audited consolidated financial statements as at and for the year ended December 31, 2024.

During the year ended December 31, 2024, and the three months ended March 31, 2025, the Company's ownership in FCC dropped below 50% and management assessed control still exists and thus continues to consolidate FCC. In the absence of majority holdings, the Company will continue to consolidate FCC as the Company has majority representation on the board of directors and management of FCC.

7 | Page

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements

For the three months ended March 31, 2025 and 2024

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

4.      MINERAL PROPERTIES

Total mineral property acquisition costs are listed in the table below:

	Singatse Peak Services ("SPS")					Falcon Copper Corp. ("FCC")

	MacArthur	Yerington	Bear	Wassuk	Copper Canyon	Blue Copper	Muncy	Total
	$	$	$	$	$	$	$	$
Balance December 31, 2023	2,489	1,195	1,575	1,405	10	878	95	7,647
Acquisition costs	-	-	231	-	-	150	105	486
Paid by Nuton LLC	-	-	(231)	-	-	-	-	(231)
Total additions (disposals) for the year	-	-	-	-	-	150	105	255
Balance December 31, 2024	2,489	1,195	1,575	1,405	10	1,028	200	7,902

Acquisition costs	-	-	81	-	-	-	-	81
Paid by Nuton LLC	-	-	(81)	-	-	-	-	(81)
Total additions for the period	-	-	-	-	-	-	-	-
Balance March 31, 2025	2,489	1,195	1,575	1,405	10	1,028	200	7,902

The Company owns a 100% interest in the MacArthur, Yerington and Wassuk properties and has an option to earn a 100% interest in the Bear property in Nevada.

8 | Page

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements

For the three months ended March 31, 2025 and 2024

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

Total exploration expenditures recorded on the condensed interim consolidated statements of operations and comprehensive loss are listed in the tables below:

Exploration expenditures incurred for the three months ended March 31, 2025

	Singatse Peak Services				Falcon Copper Corp
	MacArthur	Yerington	Bear	Wassuk	Blue Copper	Muncy	Other	Total
	$	$	$	$	$	$	$	$
Property maintenance	-	-	-	1	31	-	22	54
Assay & Labs	-	9	-	-	-	-	-	9
Drilling	-	119	-	-	-	-	-	119
Environmental	1	150	-	-	-	-	-	151
Geological & mapping	-	-	-	-	-	-	-	-
Geophysical surveys	-	-	-	-	-	10	-	10
Technical study	32	763	5	-	-	-	-	800
Field support	-	8	-	-	12	-	-	20
Total expenses incurred	33	1,049	5	1	43	10	22	1,163
Total Expenditures funded by Nuton LLC	(33)	(1,049)	(5)	(1)	-	-	-	(1,088)
Total Expenditures funded by Lion CG	-	-	-	-	43	10	22	75

9 | Page

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements

For the three months ended March 31, 2025 and 2024

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

Exploration expenditures incurred for the three months ended March 31, 2024

	Singatse Peak Services				Falcon Copper Corp
	MacArthur	Yerington	Bear	Wassuk	Muncy	Groundhog	Blue Copper	Other	Total
	$	$	$	$	$	$	$	$	$
Property maintenance	-	157	-	-	-	-	37	-	194
Assay & Labs	40	53	1	-	-	-	-	-	94
Drilling	350	524	903	-	-	-	-	-	1,777
Environmental	21	201	-	-	-	-	-	-	222
Geological & mapping	-	-	-	-	-	-	-	-	-
Geophysical surveys	-	40	1	-	2	-	-	-	43
Technical study	-	285	-	-	-	-	-	-	285
Field support	-	-	11	-	-	13	19	2	45
Total expenses incurred	411	1,260	916	-	2	13	56	2	2,660
Total Expenditures funded by Nuton LLC	(411)	(1,260)	(916)	-	-	-	-	-	(2,587)
Total Expenditures funded by Lion CG	-	-	-	-	2	13	56	2	73

10 | Page

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements

For the three months ended March 31, 2025 and 2024

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

On November 15, 2024, the Option Agreement was amended again to extend the term of Stage 2 until June 30, 2025. Stage 2b was mutually agreed to conclude on September 30, 2024, and a new Stage 2c was established to complete a pre-feasibility study from October 1, 2024, through June 30, 2025.

Nuton LLC advanced an additional $5,000 of the Stage 3 earn-in amount for Stage 2c and agreed to carry over the unspent Stage 2b funding of $3,160 to support the Stage 2c work program.

As of March 31, 2025, Nuton LLC had provided a total of $28,000 under the Option Agreement. Should Nuton LLC elect to proceed with Stage 3, which includes a feasibility study based on the results of the Stage 1 and Stage 2 work programs, Nuton LLC will fully fund the feasibility study, with the cost not exceeding $22,000.

A continuity of the Company's Nuton LLC deposit is as follows:

Balance December 31, 2023	$1,357

Funds received	16,500
Funds applied to prepaids	(15)
Funds applied to capitalized acquisition costs	(231)
Funds applied to exploration expenditures	(7,797)
Funds applied to general operating expenditures	(3,169)

11 | Page

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements

For the three months ended March 31, 2025 and 2024

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

Balance December 31, 2024	$6,645

Funds applied to capitalized acquisition costs	(81)
Funds applied to exploration expenditures	(1,088)
Funds applied to general operating expenditures	(1,125)
Balance March 31, 2025	$4,351

General operating expenditures associated with exploration activities included salaries of $325 (2024 - $234), water rights related legal and other professional fees of $467 (2024 - $197), and general administration expenses of $333 (2024 - $200).

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

The Company has five option agreements, entered from March 2013 to May 2015, to acquire a 100% interest in private lands covering the Bear deposit. Under the terms of these option agreements, as amended, the Company is required to make $6,318 in cash payments over 16 years ($5,765 paid) to maintain the exclusive right to purchase the land, mineral rights, and certain water rights and to conduct mineral exploration on these properties. Two of the properties are subject to a 2% NSR upon commencing commercial production, which can be reduced to a 1% NSR in consideration of $1,250 total.

The outstanding payments required to keep the option agreements in good standing are as follows: $150 due in 2025, $201 due in 2026, and $101 due in each of 2027 and 2028, for a total of $553.

12 | Page

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements

For the three months ended March 31, 2025 and 2024

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

f) Blue Copper Project, Montana

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

g) Cabin Property, Nevada

In 2023, FCC staked approximately 9,000 acres of federal mining claims in White Pine County, Nevada, the area of interest which is termed Cabin. The Cabin Property represents a potential major copper-moly porphyry discovery concealed beneath the Spring Valley pediment within a district-scale BLM land package, located immediately north of the Muncy Property.

h) Muncy Property, Nevada

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

For the three months ended March 31, 2025 and 2024

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

      i) Recon, Nevada, Arizona, and other prospects

During the three months ended March 31, 2025, FCC incurred $22 (2024 - $15) in evaluation expenditures on reconnaissance on targets in Nevada, Arizona and Montana in order to determine whether they warranted further pursuit.

5. INVESTMENT IN ASSOCIATE

On April 5, 2022, the Company received 16,049,444 shares in Falcon Butte, in connection with a property acquisition agreement to assign the Company's options to acquire the Butte Valley property. At the time of acquisition, the 16,049,444 shares represented 25.54% of shares outstanding and the initial balance of the investment was determined to be $1,906 ($2,374 CAD). As at December 31, 2024 and March 31, 2025, the Company's share ownership was 20.47%. The Company and Falcon Butte have one common director, as such, management has assessed that the Company has significant influence over Falcon Butte and that the investment should be accounted for using the equity method of accounting.

Summarized financial information of Falcon Butte and a reconciliation of the carrying amount of the investment in the Interim Financial Statements are set out below:

Summarized balance sheet:

	March 31, 2025	December 31, 2024
Assets
Cash	$332	$381
Receivables	6	16
Financial asset - Convertible loan receivable	100	100
Prepaids & deposits	15	9
Investment in associate	4,034	4,067
Total Assets	$4,487	$4,573

Liabilities
Accounts payable & accrued liabilities	$5	$14
Derivative liabilities	1,678	881
Total Liabilities	$1,683	$895

14 | Page

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements

For the three months ended March 31, 2025 and 2024

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

Summarized statement of loss

	Three months ended March 31, 2025	Three months ended March 31, 2024
Operating expenses
General and administrative expenses	$326	$1,052
Total operating expenses	326	1,052

Fair value (gain) loss on derivative liability	705	(251)
Other income	(54)	(250)
Foreign exchange loss (gain)	6	(93)
Net loss	983	458

A continuity of the Company's investment in associate is as follows:

Balance December 31, 2023	$1,206
Company's share of net loss	(104)
Balance December 31, 2024	$1,102
Company's share of net loss	(201)
Balance March 31, 2025	$901

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

For the three months ended March 31, 2025 and 2024

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

On October 17, 2023, FCC issued 2,750,000 common shares at a price of $0.10 per common share for total proceeds of $275.

From February to May 2024, FCC issued a total of 11,637,931 common shares at $0.116 per common share for gross proceeds of $1,350.

During the three months ended March 31, 2025, FCC issued a total of 4,150,000 at $0.116 per common share for gross proceeds of $482. FCC also granted 10,900,000 stock options exercisable into one common share of FCC at $0.10 for five years from the date of grant. The stock options were valued at $1,038 using the Black-Scholes model with the following estimates:

January 5, 2025
Risk-free interest rate	2.96%
Expected life (years)	5.00
Annualized volatility	112.48%
Forfeiture rate	0%
Dividend yield	0%

As a result, the Company's ownership in FCC is reduced to 42.14% as of March 31, 2025 (December 31, 2024 - 43.46%), with the changes in NCI listed below:

Balance December 31, 2023	$3,117
Issuance of common shares	1,350
Net loss and comprehensive loss attributable to NCI	(807)
Balance December 31, 2024	$3,660
Issuance of common shares	482
Grant of options	1,038
Net loss and comprehensive loss attributable to NCI	(763)
Balance March 31, 2025	4,417

7. DERIVATIVE LIABILITIES

During the year ended December 31, 2024, the Company issued certain share purchase warrants and convertible debt that can be exercised and converted in USD or CAD (Note 8). The warrants and the conversion feature were classified as derivative liabilities, carried at fair value and revalued at each reporting date.

16 | Page

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements

For the three months ended March 31, 2025 and 2024

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

A continuity schedule of the Company's derivative liabilities is as follows:

Balance December 31, 2023	$176
Issuance of warrants for private placement (Note 10)	346
Issuance of warrants upon conversion of existing debentures (Note 8)	60
Issuance of contingent warrants upon conversion of existing debentures (Note 8)	649
Issuance of warrants and conversion feature for extinguishment of existing debentures (Note 8)	55
Modification of warrants upon restructuring of debentures (Note 8)	109
Modification of conversion feature upon restructuring of debentures (Note 8)	129
Issuance of warrants - equity (Note 8)	(359)
Fair value change on derivative liabilities	(876)
Balance December 31, 2024	$289
Fair value change on derivative liabilities	774
Balance March 31, 2025	$1,063

8. CONVERTIBLE DEBENTURES

On June 17, 2022, July 8, 2022, and March 2, 2023, the Company closed its non-brokered private placement of unsecured convertible debentures for total gross proceeds of $3,306. The debentures bear interest at a rate of 14% per annum and mature on February 17, 2024, March 8, 2024, and November 2, 2024, respectively. The debentures are convertible into shares of the Company at $0.078 ($0.10 CAD) per share for 2022 issued debentures and at $0.070 ($0.095 CAD) per share for 2023 issued debentures.
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

The Company repaid a total of $936 for the convertible debentures in December 2024 and the remaining $5 in February 2025, along with accrued interest. Additionally, on March 8, 2024, and February 14, 2025, the Company repaid convertible debentures totaling $831 and $6, in cash, respectively, with a loss of $5 and $Nil recognized.

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

For the three months ended March 31, 2025 and 2024

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

On November 14, 2024, February 3, 2025, and March 11, 2025, FCC entered into convertible loan agreements for $250, $200, and $20, respectively. The loans bear interest at 5% per annum and have 12 months terms. The principal and accrued interest is convertible into common shares of FCC at the lower of the price per share in the lowest equity financing undertaken by FCC during the term of the loan or $0.106.

Under ASC 815, the conversion feature does not require bifurcation. Therefore, both the debt and the conversion option is accounted for as a single liability carried at book value plus accrued interest.

The fair value of the warrants and conversion features were determined using the Black-Scholes Option Pricing Model using the assumptions set out as follows:

	Initial recognition in 2024	September 19, 2024	December 31, 2024	March 31, 2025

Risk-free interest rate	4.07 - 4.41%	2.72%	2.92%	2.57%
Expected volatility	10%	16.15%	21.76%	22.75%
Dividend yield	0%	0%	0%	0%
Expected life	1 - 5.56 years	5.00 years	0.13 - 4.18 years	3.94 years

18 | Page

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements

For the three months ended March 31, 2025 and 2024

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

A continuity schedule of the Company's convertible debt is as follows:

Balance as at December 31, 2023	$3,544
Issued	461
Extinguished debt - fair value of conversion feature	(30)
Extinguished debt - fair value of warrants	(30)
Modified debt - fair value of warrants	(93)
Accretion	220
Interest	228
Extinguished	(150)
Converted	(1,976)
Repayment	(1,922)
Loss on repayment	5
Balance as at December 31, 2024	$257
Issued	220
Interest	5
Repayment	(6)
Balance as at March 31, 2025	$476

9.    SHARE CAPITAL

The Company is authorized to issue an unlimited number of common shares without par value.

There were no share transactions for the three months ended March 31, 2025

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

For the three months ended March 31, 2025 and 2024

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

During the three months ended March 31, 2025, the Company did not grant any stock options.

During the three months ended March 31, 2024, the Company granted the following stock options:

  14,295,000 on March 1, 2024 with an exercise price of $0.07 CAD and expiring on March 1, 2029.
  1,700,000 on July 10, 2024 with an exercise price of $0.08 CAD and expiring on October 24, 2024.
  7,500,000 on July 26, 2024 with an exercise price of $0.08 CAD and expiring on July 26, 2029.
  17,160,000 on December 10, 2024 with an exercise price of $0.085 CAD and expiring on December 10, 2029.

The continuity of the number of stock options issued and outstanding is as follows:

	March 31, 2025		December 31, 2024
	Number of options	Weighted average exercise price (CAD)	Number of options	Weighted average exercise price (CAD)
Outstanding, beginning of period	63,735,248	0.09	49,239,020	0.10
Granted	-	-	40,655,000	0.08
Expired	-	-	(13,595,772)	0.09
Cancelled	-	-	(9,500,000)	0.11
Exercised	-	-	(3,063,000)	0.08
Outstanding, end of period	63,735,248	0.09	63,735,248	0.09

20 | Page

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements

For the three months ended March 31, 2025 and 2024

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

As of March 31, 2025, and December 31, 2024, the number of stock options outstanding and exercisable were:

Expiry date	Exercise price (CAD)	Number of options outstanding	Remaining contractual life in years	Number of options exercisable
June 20, 2025	0.08	2,450,000	0.22	2,450,000
August 18, 2025	0.072	1,744,283	0.38	1,744,283
June 18, 2026	0.25	2,550,000	1.22	2,550,000
October 21, 2026	0.09	900,000	1.56	900,000
May 25, 2027	0.085	2,000,000	2.15	2,000,000
March 2, 2028	0.095	350,000	2.92	350,000
July 21, 2028	0.08	16,215,965	3.31	16,215,965
March 1, 2029	0.07	12,865,000	3.92	12,865,000
July 26, 2029	0.08	7,500,000	4.32	1,500,000
December 10, 2029	0.085	17,160,000	4.70	17,160,000
Balance, March 31, 2025 and December 31, 2024		63,735,248		57,735,248

During the three months ended March 31, 2025, an amount of $1,086 (2024 - $660) was expensed as share-based payments related to the vesting of options. The portion of share-based payments recorded is based on the vesting schedule of the options. The following weighted average assumptions were applied using the Black-Scholes Option Pricing model used to estimate the fair value of stock options granted during the three months ended March 31, 2025 and 2024.

	Three months ended March 31, 2025	Three months ended March 31, 2024
Risk-free interest rate	N/A	3.59%
Expected life (years)	N/A	5
Annualized volatility	N/A	141%
Forfeiture rate	N/A	0%
Dividend yield	N/A	0%

b) Share purchase warrants

During the three months ended March 31, 2024, the Company granted the following share purchase warrants:

  15,696,882 on February 16, 2024 with an exercise price of $0.06 ($0.08 CAD) and expiring on February 16, 2025.
  27,917,520 on March 8, 2024 with an exercise price of $0.056 and expiring on March 8, 2029.

21 | Page

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements

For the three months ended March 31, 2025 and 2024

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

The continuity of the number of share purchase warrants outstanding as of March 31, 2025 and December 31, 2024 is as follows:

	March 31, 2025		December 31, 2024
	Number of warrants	Weighted average exercise price	Number of warrants	Weighted average exercise price
Outstanding, beginning of period	110,477,171	0.06	119,626,027	$0.09
Issued	-	-	110,477,171	0.06
Expired	(15,696,882)	0.06	(87,356,006)	0.10
Cancelled	-	-	(32,270,021)	0.07
Outstanding, end of period	94,780,289	0.06	110,477,171	0.06

The following table summarizes warrants outstanding as of March 31, 2025 and December 31, 2024 :

Expiry date	Currency	Exercise price	March 31, 2025	December 31, 2024
February 16, 2025	USD	0.06	-	15,696,882
March 8, 2029	USD	0.056	23,809,522	23,809,522
March 8, 2029	USD	0.056	4,107,998	4,107,998
September 19, 2029	USD	0.056	41,707,215	41,707,215
November 8, 2029	USD	0.060	25,155,554	25,155,554
Outstanding at the end of the period			94,780,289	110,477,171

11. RELATED PARTY TRANSACTIONS

The Company's related parties include its directors and officers whose remuneration was as follows, subject to change of control provisions for officers:

	Three months ended March 31,
	2025	2024
Salaries	$215	$113
Share-based payments	658	281
Interest on convertible debenture	-	106
	$873	$500

All related party transactions are in the normal course of business and have been measured at the exchange amount.

As at March 31, 2025, the Company had $5 (December 31, 2024 - $Nil) in accounts payable and accrued liabilities to certain directors and officers of the Company.

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

For the three months ended March 31, 2025 and 2024

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

14. FINANCIAL INSTRUMENT RISKS

The board of directors has overall responsibility for establishing and oversight of the Company's risk management framework. The Company examines the various financial instrument risks to which it is exposed and assesses the impact and likelihood of those risks. Financial instruments consist of cash and cash equivalents, accounts payable, accrued liabilities, lease liabilities, Nuton LLC deposit, convertible debentures, derivative liabilities.

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

For the three months ended March 31, 2025 and 2024

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

15. SUBSEQUENT EVENT

On April 4, 2025, the Company granted 7,500,000 performance options to an officer exercisable into one common share of the Company at $0.08 until April 4, 2030, subject to vesting provisions.

24 | Page

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

Lion Copper and Gold Corp.

Management's Discussion and Analysis

For the three months ended March 31, 2025

Dated: May 15, 2025

(In thousands of U.S. dollars except for shares and per share amounts)

This Management's Discussion and Analysis ("MD&A") of Lion Copper and Gold Corp. and its subsidiaries (collectively, "Lion Copper" or the "Company"), dated May 15, 2025, should be read in conjunction with the condensed interim consolidated financial statements for the three months ended March 31, 2025 and the  audited consolidated financial statements for the year ended December 31, 2024, and related notes thereto which have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP").

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

John Banning, Chief Executive Officer for the Company, is a Qualified Person under National Instrument 43-101 - Standards of Disclosure for Mineral Projects ("NI 43-101"), and has approved the scientific and technical information in this MD&A.

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

In October 2023 and November 2024, Stage 2 was modified into Stage 2b and Stage 2c, with the respective terms extended to September 30, 2024 and June 30, 2025. Stage 2c includes advanced studies at Yerington, and completion of a Prefeasibility Study (the "PFS") incorporating Nuton™ technologies.

As of March 31, 2025, the Company received a total of $28,000 from Nuton LLC and is on track to complete stage 2c by June 30, 2025.

Up to March 31, 2025, the Company incurred cumulative expenditures of $23,649, consisting of $16,711 for exploration & evaluation, $6,221 for exploration- related overhead, and $717 for capital items under the Nuton Agreement.

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

MINERAL PROPERTIES

Nuton LLC Agreement

On March 12, 2024, the Company announced the commencement of the Stage 2b Program of Work to advance the Yerington Copper Project through completion of a PFS by September 2024 and progress exploration initiatives on the Bear Deposit. Stage 2b was subsequently extended into Stage 2c on November 15, 2024 to investigate identified opportunities and complete trade-off studies with a delivery date of the PFS to June 2025.

PFS Work Programs

During the year ending December 31, 2024 and three months ended March 31, 2025, PFS progressive work included geotechnical drilling and studies, metallurgical testing, and engineering studies.

Fourteen hollow stem auger drill holes were completed January 2025 on the legacy sulfide tailings facility. These drill holes collected samples which have been utilized for laboratory testing to evaluate and optimize infrastructure siting locations for the PFS.

Metallurgical column leach testing of MacArthur and Yerington transition and oxide material, which started September 2024, was completed January 2025. Column leach testing and hydrodynamic leach characterization of sulfides is ongoing by Nuton™. Results from the metallurgical programs will be utilized for the PFS.

Permitting and Environmental

No additional permitting occurred during the period.  Permit compliance activities were completed to ensure compliance with existing permits.

Water Rights

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

RESULTS OF OPERATIONS

During the three months ended March 31, 2025, the Company incurred lower expenses of $2,569, excluding non-cash items, compared to $3,821 during the three months ended March 31, 2024. Of these expenses $2,213 and $3,218 were covered by Nuton LLC funding resulting in net expenses of $356 and $603 in 2025 and 2024, respectively. These net expenses were equally attributed to corporate expenses and Falcon Copper-related expenditures that were not covered by Nuton LLC.

Exploration and evaluation ("E&E") activities include drilling, technical study, property maintenance, environmental, geological mapping and geophysical survey. During the three months ended March 31, 2025, the Company incurred $1,163 in E&E expenses compared to $2,660 during the three months ended March 31, 2024. The $1,497 decrease reflects key milestones achieved in project development in 2024.

	Three months ended March 31,
	2025	2024
Expenses	$	$
Exploration and evaluation	1,163	2,660
General office	108	217
Investor Relations	19	12
Professional fees	704	482
Salaries and benefits	495	389
Transfer agent and regulatory	37	38
Travel	43	23
	2,569	3,821
Exploration funded by Nuton LLC	(1,088)	(2,587)
General operating funded by Nuton LLC	(1,125)	(631)
	356	603
Other expenses
Loss on convertible debentures	-	1,750
Fair value gain on derivative liabilities	774	(680)
Foreign exchange loss	30	1
Interest and other	72	119
Share-based payments	1,086	660
	1,962	1,850
Net and comprehensive loss	2,318	2,453

During the three months ended March 31, 2025, the Company recognized $1,086 in share-based payments compared to $660 in the prior period. The increase is due to the 10,900,000 options that were granted in the current period in FCC coupled with the vesting of options previously granted in LCG. This compares to the grant of 14,295,000 options in the prior period.

In addition, the Company recognized a loss of $1,750 on the conversion, repayment, and extinguishment of certain convertible debentures in 2024, which was not applicable in 2025.

SUMMARY OF QUARTERLY RESULTS

	Q1'25	Q4'24	Q3'24	Q2'24	Q1'24	Q4'23	Q3'23	Q2'23
General administration	(2,492)	(1,856)	(1,502)	(1,358)	(1,821)	(1,161)	(2,148)	(723)
Fair value (loss) gain on derivative liabilities	(774)	39	439	(427)	680	(131)	6	1,421
Foreign exchange gain (loss)	(30)	(28)	(4)	(7)	(1)	(2)	-	-
Interest and other	(72)	387	(41)	(95)	(119)	(407)	(94)	(48)
Loss on convertible debentures	-	-	-	-	(1,750)	-	-	-
Exploration Expenditures	(1,163)	(1,603)	(1,591)	(2,389)	(2,660)	(1,597)	(1,344)	(2,159)
Nuton LLC Deposit	2,213	2,310	2,336	3,102	3,218	1,682	1,262	2,250
Impairment of mineral properties	-	-	-	-	-	-	-	(602)
Net income (loss)	(2,318)	(751)	(363)	(1,174)	(2,453)	(1,616)	(2,318)	139
Basic income (loss) per share	(0.00)	(0.00)	(0.00)	(0.00)	(0.01)	(0.01)	(0.01)	0.00

The Company's results have been driven by its general corporate and exploration activities. Other income and expenses fluctuate due to changes in the fair value of the Company's convertible notes and investment in associate.

The Company's results are also impacted by non-recurring events such as the $1,750 loss in convertible debentures in 2024 and $602 property impairment in 2023.

LIQUIDITY AND CAPITAL RESOURCES

The Company is in an advanced exploration stage that to date has not earned any revenue. Its operations have been dependent mainly on the Nuton LLC funding in the last few years without diluting shareholders' value.

During the three months ended March 31, 2025, the Company utilized the $16,500 previously received from Nuton LLC, to cover approximately 86% (2024 - 84%) of the expenses, excluding non-cash items.  Cash on hand is approximately $4,000 as of May 15, 2025.

The following table summarizes the Company's cash flows for the three months ended March 31, 2025, and 2024:

	2025	2024
Cash provided (used) by operating activities	$(2,362)	$8,152
Cash used in investing activities	-	(155)
Cash provided by financing activities	696	592
Increase in cash and cash equivalents	(1,666)	8,589
Cash and cash equivalents, beginning of period	7,999	2,310
Cash and cash equivalents, end of period	$6,333	$10,899

During the three months ended March 31, 2025, the Company repaid $6 in convertible debentures. The Company also received $482 pursuant to the issuance of 4,150,000 shares of FCC. FCC also issued 12-month convertible debentures totaling $220.

The Company has no operating revenues and therefore must utilize its cashflows from financing transactions to maintain its capacity to meet ongoing operating activities. Should Nuton LLC decide not to proceed with Stage 3, the Company will need to secure additional financing to maintain its mineral property interests, advance its copper projects and fulfill its obligations as they come due. While the Company has successfully raised funds in the past, there is no assurance it will be able to do so in the future. This represents a material uncertainty that may cast significant doubt about the Company's ability to continue as a going concern, as outlined in Note 1 of the March 31, 2025 condensed interim consolidated financial statements.

TRANSACTIONS WITH RELATED PARTIES

The Company's related parties include its directors and officers whose remuneration was as follows, subject to change of control provisions for officers:

(In thousands)	Three months ended March 31, 2025	Three months ended March 31, 2024
Salaries (1)	$215	$113
Share-based payments (2)	658	281
Interest on convertible debenture (3)	-	106
	$873	$500

(1) Charles Travis Naugle, former CEO, Director - $36 (2024 - $63); Stephen Goodman, former CFO, Director - $Nil (2024 - $50); Steven Dischler, CEO - $50 (2024 - $Nil); Lei Wang, CFO - $23 (2024 - $Nil); John Banning, COO - $62 (2024 - $Nil); Doug Stiles, VP of Sustainability and Environment - $44 (2024 - $Nil)

(2) Charles Travis Naugle, former CEO, Director - $476 (2024 - $Nil); Stephen Goodman, former CFO Director - $Nil (2024 - $66); Tony Alford, Director - $48 (2024 - $215), Thomas Patton, Director - $48 (2024 - $Nil), Thomas Pressello, Director - $Nil (2024 - $Nil); Steven Dischler, CEO - $19 (2024 - $Nil); John Banning, COO - $16 (2024 - $Nil); Doug Stiles, VP of Sustainability and Environment - $13 (2024 - $Nil); Lukas Naugle, brother of a director - $38 (2024 - $Nil)

(3) Charles Travis Naugle, Former CEO, Director - $Nil (2024 - $24); Tony Alford, Director - $Nil (2024 - $77); Ekaterina Naugle, spouse of a director - $Nil (2024 - $3); Stephen Goodman, Former CFO, Director $Nil (2024 - $2); Thomas Pressello, Director - $Nil (2024 - $Nil)

These transactions have occurred in the normal course of the business and are measured at the equivalent amount of the services rendered.

OUTSTANDING SHARE INFORMATION

As of the date of this MD&A, the Company has:

  411,011,264 common shares
  71,235,248 stock options
  94,780,289 warrants

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

Changes in Internal Control over Financial Reporting

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

Item 5. Other Information

Not applicable.

Item 6. Exhibits

3.1(1)	Articles dated June 28, 2023

3.2(2)	Certificate of Incorporation and Certificates of Change of Name

3.3(3)	Notice of Articles dated July 29, 2024

31.1	Certification of the Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934 (filed herewith)

31.2	Certification of the Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934 (filed herewith)

32.1	Section 1350 Certification of the Principal Executive Officer (filed herewith)

32.2	Section 1350 Certification of the Principal Financial Officer (filed herewith)

101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

________________

(1) Previously filed as exhibit to the Form 10-K filed March 26, 2024 and incorporated herein by reference.

(2) Previously filed as exhibit to the Form 10-K filed March 31, 2023 and incorporated herein by reference.

(3) Previously filed as exhibit to the Form 10-Q filed August 16, 2024 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2025

LION COPPER AND GOLD CORP. (Registrant)

By:	/s/ John Banning
Principal Executive Officer

By:	/s/ Lei Wang
Principal Financial Officer