Form 10-Q
period 2025-06-30
LION COPPER & GOLD CORP.
filed 2025-08-14
CIK 1339688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of August 14, 2025, the registrant's outstanding common stock consisted of 411,891,862 shares.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Lion Copper and Gold Corp.

Condensed Interim Consolidated Financial Statements

For the three and six months ended June 30, 2025 and 2024

(Expressed in thousands of U.S. Dollars except for shares and per share amounts)

(Unaudited)

Lion Copper and Gold Corp. Condensed Interim Consolidated Balance Sheets As at June 30, 2025, and December 31, 2024 (Unaudited - In thousands of U.S. Dollars)
	Note	June 30, 2025	Audited December 31, 2024

ASSETS
Current assets
Cash and cash equivalents		$3,561	$7,999
Other receivables		13	31
Prepaid and deposit		191	57
		3,765	8,087

Mineral properties	4,12	8,127	7,902
Reclamation bonds		9	9
Investment in associate	5	785	1,102
Right of use asset		19	40
Total assets		$12,705	$17,140

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities		$393	$510
Nuton LLC deposit	4	2,361	6,645
Derivative liabilities	7	2,071	289
Convertible debentures	7,8,11	679	257
Lease liabilities		19	40
Total liabilities		5,523	7,741

Stockholders' equity
Share capital, no par value, unlimited common shares authorized; 411,761,264 issued and outstanding (2024 - 411,011,264)	9	110,543	110,459
Additional paid-in capital	10	25,954	25,877
Deficit		(133,487)	(130,597)
Non-controlling interest	6	4,172	3,660
Total stockholders' equity		7,182	9,399
Total liabilities and stockholders' equity		$12,705	$17,140

The accompanying notes form an integral part of these condensed interim consolidated financial statements.

NATURE OF OPERATIONS AND GOING CONCERN (Note 1)

COMMITMENTS (Note 13)

SUBSEQUENT EVENTS (Note 15)

Approved on behalf of the Board of Directors on August 14, 2025:

/s/ "Thomas Patton"	/s/ "Tony Alford"
Director	Director
2 | Page

Lion Copper and Gold Corp.
Condensed Interim Consolidated Statements of Operations and Comprehensive Loss
For the three and six months ended June 30, 2025 and 2024
(Unaudited - In thousands of U.S. Dollars, except for shares and per share amounts)
		Three months ended June 30,		Six months ended June 30,
	Note	2025	2024	2025	2024

Operating expenses
Exploration and evaluation	4	$987	$2,389	$2,150	$5,049
General and administrative		109	164	217	381
Investor relations and corporate development		58	11	77	23
Professional fees	4(a)	654	636	1,358	1,118
Salaries and benefits	4(a),11	540	490	1,035	879
Share-based payments	10,11	171	-	1,257	660
Transfer agent and regulatory		19	22	56	60
Travel		19	35	62	58
Nuton LLC deposit	4	(1,940)	(3,102)	(4,153)	(6,320)
Operating loss		(617)	(645)	(2,059)	(1,908)

Non-operating Income/(expenses)
Fair value (loss) gain on derivative liabilities	7	(1,008)	(427)	(1,782)	253
Foreign exchange gain (loss)		19	(7)	(11)	(8)
Accretion expense	8	-	(29)	-	(140)
Share of loss in associate	5	(116)	(218)	(317)	(312)
Interest and other income		40	152	169	238
Loss on convertible debentures	8	-	-	-	(1,750)
		(1,065)	(529)	(1,941)	(1,719)
Net loss and comprehensive loss for the period		$(1,682)	$(1,174)	$(4,000)	$(3,627)
Net loss and comprehensive loss attributed to:
Stockholders of the Company		$(1,335)	$(961)	$(2,890)	$(3,218)
Non-controlling interest	6	$(347)	$(213)	$(1,110)	$(409)

Loss per share, basic and diluted		$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of shares outstanding - basic and diluted		411,132,693	383,558,952	411,072,314	356,660,132

The accompanying notes form an integral part of these condensed interim consolidated financial statements.

3 | Page

Lion Copper and Gold Corp. Condensed Interim Consolidated Statements of Changes in Equity For the six months ended June 30, 2025 and 2024 (Unaudited - In thousands of U.S. Dollars, except for shares)
	Notes	Common shares	Share capital	Additional paid-in capital	Deficit	Non-controlling interest	Total stockholders' equity
Balance at December 31, 2023		309,667,975	$105,396	$24,168	$(126,663)	$3,117	$6,018
Private placement		23,809,522	654	-	-	-	654
Private placement - share issuance cost		-	(27)	-	-	-	(27)
Conversion of convertible debentures - original	8	3,500,000	234	-	-	-	234
Conversion of convertible debentures - induced	8	45,815,213	2,723	-	-	-	2,723
Exercise of options	10	3,063,000	354	(173)	-	-	181
Share-based payments	10	-	-	660	-	-	660
Issuance of common shares of FCC	6	-	-	-	-	1,350	1,350
Net loss for the period		-	-	-	(3,218)	(409)	(3,627)
Balance at June 30, 2024		385,855,710	$109,334	$24,655	$(129,881)	$4,058	$8,166

Balance at December 31, 2024		411,011,264	$110,459	$25,877	$(130,597)	$3,660	$9,399
Share-based payments	6,10	-	-	117	-	1,140	1,257
Issuance of common shares of FCC	6	-	-	-	-	482	482
Exercise of options	9	750,000	84	(40)	-	-	44
Net loss for the period		-	-	-	(2,890)	(1,110)	(4,000)
Balance at June 30, 2025		411,761,264	$110,543	$25,954	$(133,487)	$4,172	$7,182

The accompanying notes form an integral part of these condensed interim consolidated financial statements.

4 | Page

Lion Copper and Gold Corp. Condensed Interim Consolidated Statements of Changes in Equity For the six months ended June 30, 2025 and 2024 (Unaudited - In thousands of U.S. Dollars, except for shares)
	Notes	Common shares	Share capital	Additional paid-in capital	Deficit	Non-controlling interest	Total stockholders' equity
Balance at March 31, 2024		382,792,710	$108,980	$24,828	$(128,920)	$3,371	$8,259
Share-based payments	10	3,063,000	354	(173)	-	-	181
Issuance of common shares of FCC	6	-	-	-	-	900	900
Net loss for the period		-	-	-	(961)	(213)	(1,174)
Balance at June 30, 2024		385,855,710	$109,334	$24,655	$(129,881)	$4,058	$8,166

Balance at March 31, 2025		411,011,264	$110,459	$25,925	$(132,152)	$4,417	$8,649
Share-based payments	6,10	-	-	69	-	102	171
Exercise of options	9	750,000	84	(40)	-	-	44
Net loss for the period		-	-	-	(1,335)	(347)	(1,682)
Balance at June 30, 2025		411,761,264	$110,543	$25,954	$(133,487)	$4,172	$7,182

The accompanying notes form an integral part of these condensed interim consolidated financial statements.

5 | Page

Lion Copper and Gold Corp. Condensed Interim Consolidated Statements of Cash Flow For the six months ended June 30, 2025, and 2024 (Unaudited - In thousands of U.S. Dollars)
	2025	2024

Cash flows (used in) provided by operating activities
Loss for the period	$(4,000)	$(3,627)
Non-cash transactions:
Interest expense	12	141
Accretion expense	-	140
Fair value loss (gain) on derivative liabilities	1,782	(253)
Share of loss of investment in associate	317	312
Share-based payments	1,257	660
Loss on convertible debentures	-	1,750
Amortization of ROU asset	21	13
Changes in operating assets and liabilities:
Other receivables	18	(58)
Accounts payable and accrued liabilities	(117)	559
Prepaid and deposit	(134)	(35)
Lease liability	(21)	(13)
Nuton LLC deposit	(4,284)	4,901
Net cash (used in) provided by operating activities	(5,149)	4,490

Cash flows used in investing activities
Capitalized expenditures on mineral properties	(225)	(155)
Net cash used in investing activities	(225)	(155)

Cash flows provided by (used in) financing activities
Proceeds from convertible debentures	416	-
Proceeds for issuance of common shares of FCC	482	1,350
Proceeds from exercise of options	44	181
Proceeds from private placement	-	1,000
Share issuance costs	-	(27)
Repayment of convertible debentures	(6)	(831)
Net cash provided by financing activities	936	1,673
(Decrease) increase in cash and cash equivalents	(4,438)	6,008
Cash and cash equivalents, beginning of period	7,999	2,310
Cash and cash equivalents, end of period	$3,561	$8,318

Supplemental cash flow information
Shares issued for convertible debentures	$-	$2,957

The accompanying notes form an integral part of these condensed interim consolidated financial statements.

6 | Page

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements
For the three and six months ended June 30, 2025 and 2024
(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

1. NATURE OF OPERATIONS AND GOING CONCERN

Lion Copper and Gold Corp. (together with its subsidiaries, "Lion CG" or the "Company") is a copper explorer advancing its flagship copper assets at Yerington, Nevada, through an option to earn-in agreement with Rio Tinto America Inc. ("Rio Tinto"), subsequently assigned to Nuton LLC, a Rio Tinto venture. The Company was incorporated in British Columbia, Canada, on May 11, 1993. Its registered and records offices are located at 1200 - 750 West Pender Street, Vancouver, British Columbia, Canada, V6C 2T8. On September 19, 2024, the Company voluntarily delisted its common shares from the TSX Venture Exchange ("TSXV"), which  were subsequently listed on the Canadian Securities Exchange ("CSE") under the same symbol "LEO" and quoated for trading  on the OTCQB Market under the symbol "LCGMF".

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

These condensed interim consolidated financial statements ("Interim Financial Statements") are prepared on a going concern basis, which contemplates that the Company will be able to meet its commitments, continue operations and realize its assets and discharge its liabilities in the normal course of business for at least twelve months from the date of approval of these Interim Financial Statements from the Board of Directors. During the six months ended June 30, 2025, the Company incurred a loss of $4,000 (2024 - $3,627). As of June 30, 2025, the Company had an accumulated deficit of $133,487 (December 31, 2024 - $130,597), cash and cash equivalents of $3,561 (December 31, 2024 - $7,999), and a working capital deficit of $1,758 (December 31, 2024 - surplus of $346).

The Company has no source of revenue and has specific requirements to maintain its mineral property interests and meet its obligations as they come due. Although the Company has raised funds in the past through debt, equity and strategic investors, there is no assurance that such financing will be available. During the six months ended June 30, 2025, the United States and Canadian governments announced new tariffs on imported goods. This caused uncertainty to raise financing for properties outside of Nuton LLC. If adequate financing is not available or cannot be obtained on a timely basis, the Company may be required to delay, reduce the scope of, or eliminate one or more of its exploration programs, or relinquish its rights under the existing option and acquisition agreements. The above factors represent material uncertainties that cast substantial doubt on the Company's ability to continue as a going concern.

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

For the three and six months ended June 30, 2025 and 2024

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

During the year ended December 31, 2024, the Company's ownership in FCC dropped below 50%, with ownership being 43.46% as at December 31, 2024 and 42.14% as at June 30, 2025. Management assessed control still exists and thus continues to consolidate FCC. In the absence of majority holdings, the Company will continue to consolidate FCC as the Company has majority representation on the board of directors.

8 | Page

Lion Copper and Gold Corp.

Notes to the Condensed Interim Consolidated Financial Statements

For the three and six months ended June 30, 2025 and 2024

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

The Company clarifies that all exploration and development expenditures incurred by Falcon are funded independently by Falcon and its investors. Lion Copper does not provide either direct financial support or intercompany funding for Falcon's exploration activities.
9 | Page

Lion Copper and Gold Corp.

Notes to the Condensed Interim Consolidated Financial Statements

For the three and six months ended June 30, 2025 and 2024

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

4. MINERAL PROPERTIES

        Total mineral property acquisition costs are listed in the table below:

	Singatse Peak Services ("SPS")					Falcon Copper Corp. ("FCC")

	MacArthur	Yerington	Bear	Wassuk	Copper Canyon	Blue Copper	Muncy	Total
	$	$	$	$	$	$	$	$
Balance December 31, 2023	2,489	1,195	1,575	1,405	10	878	95	7,647
Acquisition costs	-	-	231	-	-	150	105	486
Paid by Nuton LLC	-	-	(231)	-	-	-	-	(231)
Total additions for the year	-	-	-	-	-	150	105	255
Balance December 31, 2024	2,489	1,195	1,575	1,405	10	1,028	200	7,902

Acquisition costs	-	-	131	-	-	225	-	356
Paid by Nuton LLC	-	-	(131)	-	-	-	-	(131)
Total additions for the period	-	-	-	-	-	225	-	225
Balance June 30, 2025	2,489	1,195	1,575	1,405	10	1,253	200	8,127

The Company owns a 100% interest in the MacArthur, Yerington and Wassuk properties and has an option to earn a 100% interest in the Bear property in Nevada.

10 | Page

Lion Copper and Gold Corp.

Notes to the Condensed Interim Consolidated Financial Statements

For the three and six months ended June 30, 2025 and 2024

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

Total exploration expenditures recorded on the condensed interim consolidated statements of operations and comprehensive loss are listed in the tables below:

Exploration expenditures incurred for the six months ended June 30, 2025

	Singatse Peak Services				Falcon Copper Corp
	MacArthur	Yerington	Bear	Wassuk	Blue Copper	Muncy	Other	Total
	$	$	$	$	$	$	$	$
Property maintenance	6	-	-	1	38	-	22	67
Assay & Labs	-	10	20	-	-	-	-	30
Drilling	-	119	-	-	-	-	-	119
Environmental	1	238	-	-	-	-	-	239
Geophysical surveys	-	-	-	-	-	11	-	11
Technical study	53	1,580	7	-	-	-	-	1,640
Field support	-	14	2	-	28	-	-	44
Total expenses incurred	60	1,961	29	1	66	11	22	2,150
Total Expenditures funded by Nuton LLC	(60)	(1,961)	(29)	(1)	-	-	-	(2,051)
Total Expenditures not funded by Nuton LLC	-	-	-	-	66	11	22	99

Exploration expenditures incurred for the three months ended June 30, 2025

	Singatse Peak Services				Falcon Copper Corp
	MacArthur	Yerington	Bear	Wassuk	Blue Copper	Muncy	Other	Total
	$	$	$	$	$	$	$	$
Property maintenance	6	-	-	-	7	-	-	13
Assay & Labs	-	1	20	-	-	-	-	21
Environmental	-	88	-	-	-	-	-	88
Geophysical surveys	-	-	-	-	-	1	-	1
Technical study	21	817	2	-	-	-	-	840
Field support	-	6	2	-	16	-	-	24
Total expenses incurred	27	912	24	-	23	1	-	987
Total Expenditures funded by Nuton LLC	(27)	(912)	(24)	-	-	-	-	(963)
Total Expenditures not funded by Nuton LLC	-	-	-	-	23	1	-	24
11 | Page

Lion Copper and Gold Corp.

Notes to the Condensed Interim Consolidated Financial Statements

For the three and six months ended June 30, 2025 and 2024

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

Exploration expenditures incurred for the six months ended June 30, 2024

	Singatse Peak Services				Falcon Copper Corp
	MacArthur	Yerington	Bear	Wassuk	Muncy	Blue Copper	Other	Total
	$	$	$	$	$	$	$	$
Property maintenance	4	405	-	-	-	60	-	469
Assay & Labs	109	89	44	-	-	-	-	242
Drilling	366	1,179	1,465	-	-	-	-	3,010
Environmental	40	460	-	-	-	-	-	500
Geophysical surveys	-	45	-	-	29	-	-	74
Technical study	-	705	-	-	-	-	-	705
Field support	-	1	18	-	-	28	2	49
Total expenses incurred	519	2,884	1,527	-	29	88	2	5,049
Total Expenditures funded by Nuton LLC	(519)	(2,884)	(1,527)	-	-	-	-	(4,930)
Total Expenditures not funded by Nuton LLC	-	-	-	-	29	88	2	119

Exploration expenditures incurred for the three months ended June 30, 2024

	Singatse Peak Services				Falcon Copper Corp
	MacArthur	Yerington	Bear	Wassuk	Muncy	Blue Copper	Other	Total
	$	$	$	$	$	$	$	$
Property maintenance	4	248	-	-	-	23	-	275
Assay & Labs	69	36	43	-	-	-	-	148
Drilling	16	655	562	-	-	-	-	1,233
Environmental	19	259	-	-	-	-	-	278
Geophysical surveys	-	5	(1)	-	27	-	-	31
Technical study	-	420	-	-	-	-	-	420
Field support	-	1	7	-	-	9	(13)	4
Total expenses incurred	108	1,624	611	-	27	32	(13)	2,389
Total Expenditures funded by Nuton LLC	(108)	(1,624)	(611)	-	-	-	-	(2,343)
Total Expenditures not funded by Nuton LLC	-	-	-	-	27	32	(13)	46
12 | Page

Lion Copper and Gold Corp.

Notes to the Condensed Interim Consolidated Financial Statements

For the three and six months ended June 30, 2025 and 2024

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

a)    Option Agreement with Nuton LLC

On March 18, 2022, the Company entered into an Option Agreement, as amended, with Nuton LLC whereby Nuton LLC has the exclusive option to earn an initial 65% interest in the assets comprising Yerington, MacArthur, Wassuk, Bear, and associated water rights (the "Mining Assets"). The option is exercisable through a three-stage work program, including a fully funded feasibility study not to exceed $50,000 in Stage 3 (the "Option Agreement").

Such initial interest may be further increased upon the terms and conditions set forth in the Option Agreement.

In addition, Nuton LLC will evaluate the potential commercial deployment of its Nuton™ technologies at the Company's project site.

The Option Agreement was effective on April 27, 2022, when TSXV approved it.

On May 16, 2022, the Stage 1 work program for the MacArthur project commenced, focusing on metallurgical testing, engineering scoping studies, and a 6,500- foot drill program.  Nuton LLC provided $4,000 in funding for Stage 1, which was completed on December 22, 2022.

On January 5, 2023, a 12-month Stage 2 work program was approved, including Yerington Site engineering studies and a 17,000-foot drill program targeting high priority exploration areas. On January 13, 2023, Nuton LLC funded Stage 2 with  $5,000, along with an additional $2,500 advanced from the Stage 3 earn-in amount.

On October 5, 2023, the Option Agreement was amended to modify Stage 2 work program. Under the amendment, Stage 2 was extended and divided into two phases: Stage 2 (work completed through January 12, 2024) and Stage 2b (extending the term to September 12, 2024), allowing for continued testing and evaluation of the NutonTM technologies. On January 4, 2024, Nuton LLC approved and advanced $11,500 of the Stage 3 earn-in amount to fund the Stage 2b work program.

On November 15, 2024, the Option Agreement was amended further to extend the term of Stage 2 until June 30, 2025. Stage 2b was mutually agreed to conclude on September 30, 2024, and a new Stage 2c was established to complete a pre-feasibility study from October 1, 2024, through June 30, 2025.

To fund Stage 2c, Nuton LLC advanced an additional $5,000 of the Stage 3 earn-in amount and agreed to carry over the unspent Stage 2b funding of $3,160 to support the Stage 2c work program.

As of June 30, 2025, Nuton LLC had provided a total of $28,000 under the Option Agreement, including $19,000 advanced from Stage 3, which involves the completion of a feasibility study. If Nuton LLC elects to proceed with Stage 3, it will provide an additional $31,000, bringing total Stage 3 funding to $50,000 (net of the $19,000 advance). If Nuton LLC chooses not to proceed, Lion Copper will retain 100% ownership of its Mining Assets and pursue alternative funding sources.

A continuity of the Company's Nuton LLC deposit is as follows:

Balance December 31, 2023	$1,357

Funds received	16,500
Funds applied to prepaids	(15)
Funds applied to capitalized acquisition costs	(231)
Funds applied to exploration expenditures	(7,797)
Funds applied to general operating expenditures	(3,169)
13 | Page

Lion Copper and Gold Corp.

Notes to the Condensed Interim Consolidated Financial Statements

For the three and six months ended June 30, 2025 and 2024

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

Balance December 31, 2024	$6,645

Funds applied to capitalized acquisition costs	(131)
Funds applied to exploration expenditures	(2,051)
Funds applied to general operating expenditures	(2,102)
Balance June 30, 2025	$2,361

General operating expenditures associated with exploration activities are comprised of salaries of $617 (2024 - $509), water rights related legal and other professional fees of $764 (2024 - $486), and general administration expenses of $721 (2024 - $395) for the six months ended June 30, 2025.

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

The outstanding payments required to keep the option agreements in good standing are as follows: $100 due in 2025, $201 due in 2026, $101 due in each of 2027 and 2028, and $50 due in 2029 for a total of $553.

14 | Page

Lion Copper and Gold Corp.

Notes to the Condensed Interim Consolidated Financial Statements

For the three and six months ended June 30, 2025 and 2024

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

      e)      Copper Canyon, Nevada

On August 21, 2023, the Company entered into a Purchase and Sale Agreement with Convergent Mining, LLC, whereby the Company purchased the title to the Copper Canyon claims from Convergent Mining, LLC upon closing of agreement. As consideration, the Company paid $10 in necessary claim fees. Further, the Company is required to pay an exploration fee to Convergent Mining, LLC calculated as 5% of the first $2,000 of qualifying exploration costs, not exceeding $100.

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

For the three and six months ended June 30, 2025 and 2024

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

If Kennecott elects not to form a joint venture, Kennecott must transfer all their rights in the Muncy Property to the FCC. In return, FCC will grant the optionor a 2.0% NSR in the properties. Before FCC decides to develop a commercial mining operation on any portion of the properties, FCC has the right to reduce the net smelter royalty from 2.0% to 1.0% by paying the optionor $10,000 in cash.

A Plan of Operations for exploration of the Muncy Property is currently under review for approval by the relevant agencies.

      i) Recon, Nevada, Arizona, and other prospects

During the six months ended June 30, 2025, FCC incurred $22 (2024 - $2) in evaluation expenditures on reconnaissance on targets in Nevada, Arizona and Montana in order to determine whether they warranted further pursuit.

5. INVESTMENT IN ASSOCIATE

On April 5, 2022, the Company received 16,049,444 shares in Falcon Butte, in connection with a property acquisition agreement to assign the Company's options to acquire the Butte Valley property. At the time of acquisition, the 16,049,444 shares represented 25.54% of shares outstanding and the initial balance of the investment was determined to be $1,906 ($2,374 CAD). As at December 31, 2024 and June 30, 2025, the Company's share ownership was 20.47 and 20.44%, respectively. The Company and Falcon Butte have one common director, as such, management has assessed that the Company has significant influence over Falcon Butte and that the investment should be accounted for using the equity method of accounting.

Summarized financial information of Falcon Butte and a reconciliation of the carrying amount of the investment in the Interim Financial Statements are set out below:

Summarized balance sheet:

	June 30, 2025	December 31, 2024
Assets
Cash	$239	$381
Receivables	7	16
Financial asset - Convertible loan receivable	100	100
Prepaids & deposits	17	9
Investment in associate	3,991	4,067
Total Assets	$4,354	$4,573

Liabilities
Accounts payable & accrued liabilities	$19	$14
Derivative liabilities	1,839	881
Total Liabilities	$1,858	$895
16 | Page

Lion Copper and Gold Corp.

Notes to the Condensed Interim Consolidated Financial Statements

For the three and six months ended June 30, 2025 and 2024

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

Summarized statement of loss

	Six months ended June 30, 2025	Six months ended June 30, 2024
Operating expenses
General and administrative expenses	$676	$2,243
Total operating expenses	676	2,243

Fair value (gain) loss on derivative liability	698	(344)
Other income	(54)	(244)
Foreign exchange loss (gain)	231	(134)
Net loss	1,551	1,521

A continuity of the Company's investment in associate is as follows:

Balance December 31, 2023	$1,206
Company's share of net loss	(104)
Balance December 31, 2024	$1,102
Company's share of net loss	(317)
Balance June 30, 2025	$785

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

For the three and six months ended June 30, 2025 and 2024

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

On October 17, 2023, FCC issued 2,750,000 common shares at a price of $0.10 per common share for total proceeds of $275.

From February to May 2024, FCC issued a total of 11,637,931 common shares at $0.116 per common share for gross proceeds of $1,350.

During the six months ended June 30, 2025, FCC issued a total of 4,150,000 common shares at $0.116 per common share for gross proceeds of $482. FCC also granted 12,180,000 stock options exercisable into one common share of FCC with exercise prices ranging from $0.10 - $0.12 for five years from the dates of grant. The stock options were valued at $1,140 using the Black-Scholes model with the following estimates:

	January 5, 2025	April 14, 2025	May 28, 2025
Risk-free interest rate	2.96%	2.74%	2.85%
Expected life (years)	5.00	5.00	5.00
Annualized volatility	109.67%	104.29%	99.79%
Forfeiture rate	0%	0%	0%
Dividend yield	0%	0%	0%

As a result, the Company's ownership in FCC is reduced to 42.14% as of June 30, 2025 (December 31, 2024 - 43.46%), with the changes in NCI listed below:

Balance December 31, 2023	$3,117
Issuance of common shares	1,350
Net loss and comprehensive loss attributable to NCI	(807)
Balance December 31, 2024	$3,660
Issuance of common shares	482
Grant of options	1,140
Net loss and comprehensive loss attributable to NCI	(1,110)
Balance June 30, 2025	4,172

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

A continuity schedule of the Company's derivative liabilities is as follows:

18 | Page

Lion Copper and Gold Corp.

Notes to the Condensed Interim Consolidated Financial Statements

For the three and six months ended June 30, 2025 and 2024

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

Balance December 31, 2023	$176
Issuance of warrants for private placement (Note 10)	346

Issuance of warrants upon conversion of existing debentures (Note 8)	60
Issuance of contingent warrants upon conversion of existing debentures (Note 8)	649
Issuance of warrants and conversion feature for extinguishment of existing debentures (Note 8)	55
Modification of warrants upon restructuring of debentures (Note 8)	109
Modification of conversion feature upon restructuring of debentures (Note 8)	129
Issuance of warrants - equity (Note 8)	(359)
Fair value change on derivative liabilities	(876)
Balance December 31, 2024	$289
Fair value change on derivative liabilities	1,782
Balance June 30, 2025	$2,071

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

15,696,882 warrants were also issued on February 16, 2024 exercisable at $0.06 ($0.08 CAD) until February 16, 2025. These warrants were determined to be liability classified as the warrants can be exercised in a currency other than its functional currency (Notes 7, 10).

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

For the three and six months ended June 30, 2025 and 2024

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

On November 14, 2024, February 3, 2025, March 11, 2025, May 19, 2025, and May 31, 2025, FCC entered into convertible loan agreements for $250, $200, $20, $75, and $121 respectively. The loans bear interest at 5% per annum and have 12 months terms. The principal and accrued interest is convertible into common shares of FCC at the lower of the price per share in the lowest equity financing undertaken by FCC during the term of the loan or $0.106.

Under ASC 815, the conversion feature does not require bifurcation. Therefore, both the debt and the conversion option is accounted for as a single liability carried at book value plus accrued interest.

The fair value of the warrants and conversion features were determined using the Black-Scholes Option Pricing Model using the assumptions set out as follows:

	Initial recognition in 2024	September 19, 2024	December 31, 2024	March 31, 2025	June 30, 2025

Risk-free interest rate	4.07 - 4.41%	2.72%	2.92%	2.57%	2.79%
Expected volatility	10%	16.15%	21.76%	22.75%	22.57%
Dividend yield	0%	0%	0%	0%	0%
Expected life	1 - 5.56 years	5.00 years	0.13 - 4.18 years	3.94 years	3.69 years
20 | Page

Lion Copper and Gold Corp.

Notes to the Condensed Interim Consolidated Financial Statements

For the three and six months ended June 30, 2025 and 2024

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

A continuity schedule of the Company's convertible debt is as follows:

Balance as at December 31, 2023	$3,544
Issued	461
Extinguished debt - fair value of conversion feature	(30)
Extinguished debt - fair value of warrants	(30)
Modified debt - fair value of warrants	(93)
Accretion	220
Interest	228
Extinguished	(150)
Converted	(1,976)
Repayment	(1,922)
Loss on repayment	5
Balance as at December 31, 2024	$257
Issued	416
Interest	12
Repayment	(6)
Balance as at June 30, 2025	$679

9. SHARE CAPITAL

The Company is authorized to issue an unlimited number of common shares without par value.

Share transactions for the six months ended June 30, 2025

a) In June  2025, the Company issued 750,000 common shares in connection stock options exercised for total proceeds of $44.

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

For the three and six months ended June 30, 2025 and 2024

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

During the six months ended June 30, 2025, the Company granted the following stock options:

  7,500,000 performance options with an exercise price of $0.08, expiring on April 4, 2030, and vest as follows:
    3,750,000 vest upon either (a) the market capitalization of the Company's common shares reaches $100,000 for any 30 consecutive trading days or (b) the Company closing a liquidity event having a fair market value of no less than $100,000;
    3,750,000 vest upon either (a) the market capitalization of the Company's common shares reaches $200,000 for any 30 consecutive trading days or (b) the Company closing a liquidity event having a fair market value of no less than $200,000;

The performance options were valued using a Monte Carlo simulation model with the following inputs:

April 4, 2025
Risk-free interest rate	2.52%
Expected volatility	125%
Dividend yield	0%
Market Cap	$100M/$200M
Exercise Price	$0.08
Simulation Paths	10,000

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
22 | Page

Lion Copper and Gold Corp.

Notes to the Condensed Interim Consolidated Financial Statements

For the three and six months ended June 30, 2025 and 2024

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

The continuity of the number of stock options issued and outstanding is as follows:

	June 30, 2025		December 31, 2024
	Number of options	Weighted average exercise price (CAD)	Number of options	Weighted average exercise price (CAD)
Outstanding, beginning of period	63,735,248	0.09	49,239,020	0.10
Granted	7,500,000	0.11	40,655,000	0.08
Expired	(850,000)	0.08	(13,595,772)	0.09
Cancelled	-	-	(9,500,000)	0.11
Exercised	(750,000)	0.08	(3,063,000)	0.08
Outstanding, end of period	69,635,248	0.09	63,735,248	0.09

As of June 30, 2025, the number of stock options outstanding and exercisable were:

Expiry date	Exercise price (CAD)	Number of options outstanding	Remaining contractual life in years	Number of options exercisable
June 20, 2025*	0.08	850,000	0.00	850,000
August 18, 2025	0.072	1,744,283	0.13	1,744,283
June 18, 2026	0.25	2,550,000	0.97	2,550,000
October 21, 2026	0.09	900,000	1.31	900,000
May 25, 2027	0.085	2,000,000	1.90	2,000,000
March 2, 2028	0.095	350,000	2.67	350,000
July 21, 2028	0.08	16,215,965	3.06	16,215,965
March 1, 2029	0.07	12,865,000	3.67	12,865,000
July 26, 2029	0.08	7,500,000	4.07	4,500,000
December 10, 2029	0.085	17,160,000	4.45	17,160,000
April 4, 2030	0.08 USD	7,500,000	4.76	-
Balance, June 30, 2025	69,635,248		59,135,248

*Under the Company's Stock Option Plan, the expiry date of certain stock options has been extended beyond June 20, 2025, as the original expiry fell within a corporate trading blackout period.

As of December 31, 2024, the number of stock options outstanding and exercisable were:

Expiry date	Exercise price (CAD)	Number of options outstanding	Remaining contractual life in years	Number of options exercisable
June 20, 2025*	0.08	2,450,000	0.47	2,450,000
August 18, 2025	0.072	1,744,283	0.13	1,744,283
June 18, 2026	0.25	2,550,000	0.97	2,550,000
October 21, 2026	0.09	900,000	1.31	900,000
May 25, 2027	0.085	2,000,000	1.90	2,000,000
March 2, 2028	0.095	350,000	2.67	350,000
July 21, 2028	0.08	16,215,965	3.06	16,215,965
March 1, 2029	0.07	12,865,000	3.67	12,865,000
July 26, 2029	0.08	7,500,000	4.07	1,500,000
December 10, 2029	0.085	17,160,000	4.45	17,160,000
Balance, December 31, 2024		63,735,248		57,735,248

During the six months ended June 30, 2025, an amount of $1,257 (2024 - $660) was expensed as share-based payments related to the vesting of options. The portion of share-based payments recorded is based on the vesting schedule of the options. The following weighted average assumptions were applied using the Black-Scholes Option Pricing model used to estimate the fair value of stock options granted during the six months ended June 30, 2025 and 2024.

23 | Page

Lion Copper and Gold Corp.

Notes to the Condensed Interim Consolidated Financial Statements

For the three and six months ended June 30, 2025 and 2024

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

	Six months ended June 30, 2025	Six months ended June 30, 2024
Risk-free interest rate	2.74% - 2.96%	3.59%
Expected life (years)	5	5
Annualized volatility	99.79% - 109.67%	141.03%
Forfeiture rate	0%	0%
Dividend yield	0%	0%

b) Share purchase warrants

During the year ended December 31, 2024, the Company granted the following share purchase warrants:

  15,696,882 on February 16, 2024 with an exercise price of $0.06 ($0.08 CAD) and expiring on February 16, 2025.
  27,917,520 on March 8, 2024 with an exercise price of $0.056 and expiring on March 8, 2029.
  41,707,215 on September 19, 2024 with an exercise price of $0.056 and expiring on September 19, 2029.
  25,155,554 on November 8, 2024 with an exercise price of $0.06 and expiring on November 8, 2029.

The continuity of the number of share purchase warrants outstanding as of June 30, 2025 and December 31, 2024 is as follows:

	June 30, 2025		December 31, 2024
	Number of warrants	Weighted average exercise price	Number of warrants	Weighted average exercise price
Outstanding, beginning of period	110,477,171	0.06	119,626,027	$0.09
Issued	-	-	110,477,171	0.06
Expired	(15,696,882)	0.06	(87,356,006)	0.10
Cancelled	-	-	(32,270,021)	0.07
Outstanding, end of period	94,780,289	0.06	110,477,171	0.06

The following table summarizes warrants outstanding as of June 30, 2025 and December 31, 2024:

Expiry date	Currency	Exercise price	June 30, 2025	December 31, 2024
February 16, 2025	USD	0.06	-	15,696,882
March 8, 2029	USD	0.056	23,809,522	23,809,522
March 8, 2029	USD	0.056	4,107,998	4,107,998
September 19, 2029	USD	0.056	41,707,215	41,707,215
November 8, 2029	USD	0.060	25,155,554	25,155,554
Outstanding at the end of the period			94,780,289	110,477,171

11. RELATED PARTY TRANSACTIONS

The Company's related parties include its directors and officers whose remuneration was as follows, subject to change of control provisions for officers:

	Three months ended June 30		Six months ended June 30
	2025	2024	2025	2024
Salaries	$190	$99	$405	$212
Share-based payments	61	-	719	281
Interest on convertible debenture	-	20	-	126
	$251	$119	$1,124	$619
24 | Page

Lion Copper and Gold Corp.

Notes to the Condensed Interim Consolidated Financial Statements

For the three and six months ended June 30, 2025 and 2024

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

All related party transactions are in the normal course of business and have been measured at the exchange amount.

As at June 30, 2025, the Company had $7 (December 31, 2024 - $Nil) in accounts payable and accrued liabilities to certain directors and officers of the Company.

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

For the three and six months ended June 30, 2025 and 2024

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

26 | Page

Lion Copper and Gold Corp.

Notes to the Condensed Interim Consolidated Financial Statements

For the three and six months ended June 30, 2025 and 2024

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

15.  SUBSEQUENT EVENTS

1) On August 5, 2025, the Company announced the results of the pre-feasibility study for its Yerington Copper Project.

2) In August 2025, 130,598 stock options were exercised for total proceeds of $7.

3) On July 24, 2025, FCC issued $4,065 in convertible debentures at a 10% discount. The debentures are  convertible into common shares of FCC and mature nine months from the issue date. Each debenture holder received  bonus preferred shares equal to 20% of the debenture’s face value.

The conversion price is the lowest of:

a) The price per share equal to a 20% discount to the Qualified Financing price;

b) The price per share equal to the Valuation Cap divided by the number of shares of Common Shares and Preferred Shares outstanding; and

c) A 20% discount to the 5-day VWAP of the common shares at the closing of the 5th trading day after being quoted on a US national securities exchange.

4)    On July 15, 2025, FCC granted 25,000,000 performance warrants exercisable at $0.12 until July 15, 2030, with following vestings:

a)    18,000,000 upon engagement by FCC of a Tier 1 Washington D.C. lobbying firm;

b)    1,500,000 upon completion of the Blue Copper Phase 1 drill program;

c)    1,000,000 upon the early execution of the entirety of the warrants existing as of March 31, 2025;

d)    3,000,000 upon the completion of a US initial public offering; and

e)    1,500,000 upon completion of Cabin and Muncy phase 1 drill programs.
27 | Page

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

Lion Copper and Gold Corp.

Management's Discussion and Analysis

For the three and six months ended June 30, 2025

Dated: August 14, 2025

(In thousands of U.S. dollars except for shares and per share amounts)

This Management's Discussion and Analysis ("MD&A") of Lion Copper and Gold Corp. and its subsidiaries (collectively, "Lion Copper" or the "Company"), dated August 14, 2025, should be read in conjunction with the condensed interim consolidated financial statements for the three and six months ended June 30, 2025 and the audited consolidated financial statements for the year ended December 31, 2024, and related notes thereto which have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP").

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

John Banning, Chief Executive Officer for the Company, is a Qualified Person ("QP") under National Instrument 43-101 - Standards of Disclosure for Mineral Projects ("NI 43-101"), and has approved the scientific and technical information in this MD&A.

ABOUT LION COPPER

Lion Copper was incorporated in British Columbia, Canada, on May 11, 1993, and its common shares are listed on the Canadian Securities Exchange ("CSE") under the symbol "LEO "and quoted for trading on the OTCQB Market under the symbol "LCGMF".

During the second quarter ended June 30, 2022, the Company determined that it no longer met the definition of a foreign private issuer under U.S. securities laws because more than 50% of its outstanding voting common shares being held, directly or indirectly, by U.S. residents, most of its directors being U.S. citizens, and its primary operations are in the United States. Consequently, the Company adopted U.S. GAAP accounting policies and the SEC reporting system effective January 1, 2023.

On March 18, 2022, the Company entered an option to earn-in agreement with Rio Tinto America Inc. ("Rio Tinto"), subsequently assigned to Nuton LLC, a Rio Tinto Venture, (the "Nuton Agreement"), to advance studies and exploration at the Company's copper projects in Mason Valley, Nevada. The Nuton Agreement outlines 3-stage investments, including a fully funded feasibility study, to earn a 65% interest in the projects, comprising 34,494 acres of land, including the historical Yerington mine, the historic MacArthur project, the Wassuk property, the Bear deposit, and associated water rights (the "Mining Assets").

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

In October 2023 and November 2024, Stage 2 was modified into Stage 2b and Stage 2c, with the respective terms extended to September 30, 2024 and June 30, 2025. Stage 2c includes advanced studies at Yerington and completion of a Pre-Feasibility Study (the "PFS") incorporating Nuton™ technologies.

As of June 30, 2025, the Company  had received a total of $28,000 funding from Nuton LLC, of which $19,000 was advanced from Stage 3. The Company incurred cumulative expenditures of $25,639, consisting of $17,674 for exploration & evaluation, $7,198 for exploration-related overhead, and $767 for capital items under the Nuton Agreement.

Under the Nuton Agreement, within 60 days of the completion of Stage 2c, Nuton LLC shall provide written notice to the Company whether it elects to advance to Stage 3  and fund a comprehensive Feasibility Study (the "FS") not to exceed $50,000, including $19,000 advanced from Stage 3. The Company issued a press release on August 5, 2025, announcing the results of the PFS for its Yerington Copper Project and expects to publish the PFS technical report by September 18, 2025. Upon completion of the FS, Nuton LLC and the Company will decide whether to create an investment vehicle into which the Mining Assets will be transferred, with Nuton LLC holding not less than 65% interest in the investment vehicle.

PERFORMANCE HIGHLIGHTS

Completion of Pre-Feasibility Study for Yerington Copper Project

On August 5, 2025, the Company announced the results of a PFS on its 100% owned Yerington Copper Project. The PFS demonstrated a post-tax NPV (7%) of $694 million and an IRR of 14.6% based on a copper price of $4.30/lb. The study estimates average annual production of 120 million pounds of refined copper cathode over a 12-year mine life, with a peak of 151 million pounds in Years 5-7.

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

MINERAL PROPERTIES

PFS Work Programs

During the year ending December 31, 2024 and six months ended June 30, 2025, PFS progressive work for the Yerington Copper Project included geotechnical drilling and studies, metallurgical testing, and engineering studies along with the development of mine operating permitting strategies.

Fourteen hollow stem auger drill holes were completed in January 2025 on the legacy sulfide tailings facility. These drill holes collected samples, which have been utilized for laboratory testing to evaluate and optimize infrastructure locations for the PFS.

Metallurgical column leach testing of MacArthur and Yerington transition and oxide material, which started in September 2024, was completed in January 2025. Column leach testing of sulfides is ongoing by Nuton™. Results from the metallurgical programs were  utilized for the PFS.

Water Rights

Separate from the reinstatement of the Company's water rights, on May 20, 2025, the Company participated in a prehearing conference at the Nevada Division of Water Resources (NDWR) office in Carson City, Nevada in the matter of protested applications 93718-93721 and 93723-93725 to change points of diversion, places of use, and/or manner of use for existing water rights.  The prehearing conference was held as part of the statutory process for resolving protested water rights applications.

On June 26, 2025, the Company received a Notice of Procedures and Disclosures from NDWR, which provided notice from the Stage Engineer that he intends to hold a hearing to consider the matter of protested Applications 93718 through 93725.  The received Notice follows the statutory process for resolving protested water rights applications, it outlines the schedule for evidentiary exchange and the issues to be addressed by the parties.

Bear Deposit

Studies were conducted and are ongoing to evaluate the Mineral Resource estimate potential of the Bear Deposit.

RESULTS OF OPERATIONS

During the three and six months ended June 30, 2025, excluding non-cash items, the Company incurred $2,386 and $4,955 expenses, compared to $3,746 and $7,567 during the same period in 2024. Approximately 83% of these expenses were covered by Nuton LLC, with the net expenses being equally attributed to corporate and Falcon Copper-related project expenditure that were not covered by Nuton LLC.

Exploration and evaluation ("E&E") activities include drilling, technical study, property maintenance, environmental, geological mapping and geophysical survey. The Company focused on completing its PFS during the 2025 period, resulting in significantly lower drilling and field work-related expenses compared to 2024.

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Expenses	$	$	$	$
Exploration and evaluation	987	2,389	2,150	5,049
General and administrative	109	164	217	381
Investor Relations	58	11	77	23
Professional fees	654	636	1,358	1,118
Salaries and benefits	540	490	1,035	879
Transfer agent and regulatory	19	22	56	60
Travel	19	35	62	58
	2,386	3,747	4,955	7,568
Exploration funded by Nuton LLC	(963)	(2,343)	(2,051)	(4,930)
General operating funded by Nuton LLC	(977)	(759)	(2,102)	(1,390)
	446	645	802	1,248
Other expenses
Loss on convertible debentures	-	-	-	1,750
Fair value gain on derivative liabilities	1,008	427	1,782	(253)
Foreign exchange (gain) loss	(19)	7	11	8
Interest and other expenses	76	95	148	214
Share-based payments	171	-	1,257	660
	1,236	529	3,198	2,379
Net and comprehensive loss	1,682	1,174	4,000	3,627

During the three and six months ended June 30, 2025, the Company recognized $171 and $1,257 in share-based payments, respectively, compared to $Nil and $660 in the prior periods. The increase is due to the 12,180,000 options that were granted in the current period in FCC coupled with the vesting of options previously granted in LCG. This compares to the grant of 14,295,000 options in the prior period.

In addition, the Company recognized a loss of $1,750 on the conversion, repayment, and extinguishment of certain convertible debentures in 2024, which was not applicable in 2025.

SUMMARY OF QUARTERLY RESULTS

	Q2'25	Q1'25	Q4'24	Q3'24	Q2'24	Q1'24	Q4'23	Q3'23
General administration	(1,570)	(2,492)	(1,856)	(1,502)	(1,358)	(1,821)	(1,161)	(2,148)
Fair value (loss) gain on derivative liabilities	(1,008)	(774)	39	439	(427)	680	(131)	6
Foreign exchange gain (loss)	19	(30)	(28)	(4)	(7)	(1)	(2)	-
Interest and other expenses (income)	(76)	(72)	387	(41)	(95)	(119)	(407)	(94)
Loss on convertible debentures	-	-	-	-	-	(1,750)	-	-
Exploration expenditures	(987)	(1,163)	(1,603)	(1,591)	(2,389)	(2,660)	(1,597)	(1,344)
Nuton LLC deposit	1,940	2,213	2,310	2,336	3,102	3,218	1,682	1,262
Net loss	(1,682)	(2,318)	(751)	(363)	(1,174)	(2,453)	(1,616)	(2,318)
Basic loss per share	(0.00)	(0.00)	(0.00)	(0.00)	(0.00)	(0.01)	(0.01)	(0.01)

The Company's results have been driven by its general corporate and exploration activities. Other income and expenses fluctuate due to changes in the fair value of the Company's convertible notes and investment in associate.

The Company's results are also impacted by non-recurring events such as the $1,750 loss in convertible debentures in 2024.

LIQUIDITY AND CAPITAL RESOURCES

The Company is in an advanced exploration stage that to date has not earned any revenue. Its operations have been dependent mainly on the Nuton LLC funding in the last few years without diluting shareholders' value.

During the six months ended June 30, 2025, the Company utilized the $16,500 previously received from Nuton LLC, to cover approximately 84% (2024 - 84%) of the expenses, excluding non-cash items.  Cash on hand is approximately $7,800, including $3,800 from FCC, as of August 14, 2025.

The following table summarizes the Company's cash flows for the six months ended June 30, 2025, and 2024:

	2025	2024
Cash provided (used) by operating activities	$(5,149)	$4,490
Cash used in investing activities	(225)	(155)
Cash provided by financing activities	936	1,673
Increase in cash and cash equivalents	(4,438)	6,008
Cash and cash equivalents, beginning of period	7,999	2,310
Cash and cash equivalents, end of period	$3,561	$8,318

During the six months ended June 30, 2025, the Company repaid $6 in convertible debentures and received $44 in proceeds relating to the exercise of stock options. The Company also received $482 pursuant to the issuance of 4,150,000 shares of FCC. FCC also issued 12-month convertible debentures totaling $416.

On July 24, 2025, FCC issued $4,065 in convertible debentures at a 10% discount. The debentures are convertible into common shares of FCC and mature nine months from the issue date. Each debenture holder received  bonus preferred shares equal to 20% of the debenture’s face value.

The Company has no operating revenues and therefore must utilize its cashflows from financing transactions to maintain its capacity to meet ongoing operating activities. Should Nuton LLC decide not to proceed with Stage 3, the Company will need to secure additional financing to maintain its mineral property interests, advance its copper projects and fulfill its obligations as they come due. While the Company has successfully raised funds in the past, there is no assurance it will be able to do so in the future. This represents material uncertainty that may cast substantial doubt about the Company's ability to continue as a going concern, as outlined in Note 1 of the June 30, 2025 condensed interim consolidated financial statements.

TRANSACTIONS WITH RELATED PARTIES

The Company's related parties include its directors and officers whose remuneration was as follows, subject to change of control provisions for officers:

(In thousands)	Six months ended June 30, 2025	Six months ended June 30, 2024
Salaries (1)	$405	$212
Share-based payments (2)	719	281
Interest on convertible debenture (3)	-	126
	$1,124	$619

(1) Charles Travis Naugle, former CEO, Director - $72 (2024 - $104); Stephen Goodman, former CFO, Director - $Nil (2024 - $83); Steven Dischler, former CEO - $82 (2024 - $17); Lei Wang, CFO - $45 (2024 - $8); John Banning, CEO, former COO - $118 (2024 - $Nil); Doug Stiles, VP of Sustainability and Environment - $88 (2024 - $Nil)

(2) Charles Travis Naugle, former CEO, Director - $471 (2024 - $Nil); Stephen Goodman, former CFO Director - $Nil (2024 - $66); Tony Alford, Director - $47 (2024 - $215), Thomas Patton, Director - $47 (2024 - $Nil); Steven Dischler, former CEO - $44 (2024 - $Nil); John Banning, CEO, former COO - $43 (2024 - $Nil); Doug Stiles, VP of Sustainability and Environment - $29 (2024 - $Nil); Lukas Naugle, brother of a director - $38 (2024 - $Nil)

(3) Charles Travis Naugle, former CEO, Director - $Nil (2024 - $40); Tony Alford, Director - $Nil (2024 - $79); Ekaterina Naugle, spouse of a director - $Nil (2024 - $5); Stephen Goodman, former CFO, Director $Nil (2024 - $2).

These transactions have occurred in the normal course of the business and are measured at the equivalent amount of the services rendered.

OUTSTANDING SHARE INFORMATION

As of the date of this MD&A, the Company has:

  411,891,862 common shares

  69,504,650 stock options exercisable at prices ranging from CAD 0.072 to CAD 0.245, with expiration dates between August 18, 2025 and April 4, 2030

  94,780,289 warrants exercisable at approximately $0.06 expirying from March 8, 2029 through November 8, 2029

OFF - BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements as of this MD&A date.

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

The foregoing lists of factors and assumptions are not exhaustive. The reader should also consider carefully the matters discussed under the heading "Risk Factors and Uncertainties" elsewhere in this MD&A. Forward-Looking Statements contained herein are made as of the date hereof (or as of the date of a document incorporated herein by reference, as applicable). No obligation is undertaken to update publicly or otherwise revise any Forward-Looking Statements or the foregoing lists of factors and assumptions, whether as a result of new information, future events or results or otherwise, except as required by law. Because Forward-Looking Statements are inherently uncertain, readers should not place undue reliance on them. The Forward-Looking Statements contained herein are expressly qualified in their entirety by this cautionary statement.

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

Item 5. Other Information

Not applicable.

Item 6. Exhibits

3.1(1)	Articles dated June 21, 2018

3.2(2)	Certificate of Incorporation and Certificates of Change of Name

3.3	Notice of Articles dated July 29, 2025

31.1	Certification of the Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934 (filed herewith)

31.2	Certification of the Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934 (filed herewith)

32.1	Section 1350 Certification of the Principal Executive Officer (filed herewith)

32.2	Section 1350 Certification of the Principal Financial Officer (filed herewith)

101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

________________

(1) Previously filed as exhibit to the Form 20-F filed April 30, 2020 and incorporated herein by reference.

(2) Previously filed as exhibit to the Form 10-K filed March 31, 2023 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2025

LION COPPER AND GOLD CORP.
(Registrant)

By:	/s/ John Banning
Principal Executive Officer

By:	/s/ Lei Wang
Principal Financial Officer