Form 10-Q
period 2025-09-30
LION COPPER & GOLD CORP.
filed 2025-11-14
CIK 1339688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of November 7, 2025, the registrant's outstanding common stock consisted of 413,234,899 shares.

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

For the three and nine months ended September 30, 2025 and 2024

(Expressed in thousands of U.S. Dollars except for shares and per share amounts)

(Unaudited)

Lion Copper and Gold Corp. Condensed Interim Consolidated Balance Sheets As at September 30, 2025, and December 31, 2024 (Unaudited - In thousands of U.S. Dollars)

	Note	September 30, 2025	Audited December 31, 2024

ASSETS
Current assets
Cash and cash equivalents		$7,047	$7,999
Other receivables		14	31
Prepaid and deposit		280	57
		7,341	8,087

Mineral properties	4,12	8,127	7,902
Reclamation bonds		9	9
Investment in associate	5	696	1,102
Right of use asset		8	40
Total assets		$16,181	$17,140

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities		$461	$510
Nuton LLC deposit	4	887	6,645
Derivative liabilities	7	2,912	289
Convertible debentures	7,8,11	4,347	257
Lease liabilities		8	40
Total liabilities		8,615	7,741

Stockholders' equity
Share capital, no par value, unlimited common shares authorized; 413,234,899 issued and outstanding (2024 - 411,011,264)	9	110,702	110,459
Additional paid-in capital	10	27,637	25,877
Deficit		(137,087)	(130,597)
Non-controlling interest	6	6,314	3,660
Total stockholders' equity		7,566	9,399
Total liabilities and stockholders' equity		$16,181	$17,140

The accompanying notes form an integral part of these condensed interim consolidated financial statements.

NATURE OF OPERATIONS AND GOING CONCERN (Note 1)

COMMITMENTS (Note 13)

SUBSEQUENT EVENTS (Note 15)

Approved on behalf of the Board of Directors on November 14, 2025:

/s/ "Thomas Patton"	/s/ "Tony Alford"
Director	Director

2 | Page

Lion Copper and Gold Corp.
Condensed Interim Consolidated Statements of Operations and Comprehensive Loss
For the three and nine months ended September 30, 2025 and 2024
(Unaudited - In thousands of U.S. Dollars, except for shares and per share amounts)

		Three months ended September 30,		Nine months ended September 30,
	Note	2025	2024	2025	2024

Operating expenses
Exploration and evaluation	4	$1,033	$1,591	$3,183	$6,640
General and administrative		240	177	457	558
Investor relations and corporate development		37	71	114	94
Professional fees	4(a)	1,852	563	3,210	1,681
Salaries and benefits	4(a),11	607	452	1,642	1,331
Share-based payments	10,11	3,583	129	4,840	789
Transfer agent and regulatory		27	38	83	98
Travel		124	72	186	130
Nuton LLC deposit	4	(1,474)	(2,336)	(5,627)	(8,656)
Operating loss		(6,029)	(757)	(8,088)	(2,665)

Non-operating Income/(expenses)
Fair value (loss) gain on derivative liabilities	7	261	439	(1,521)	692
Foreign exchange loss		(21)	(4)	(32)	(12)
Accretion expense	8	(446)	(31)	(446)	(171)
Share of loss in associate	5	(89)	(105)	(406)	(417)
Interest and other income		62	95	231	333
Financing costs	8	(57)	-	(57)	-
Loss on convertible debentures	8	-	-	-	(1,750)
		(290)	394	(2,231)	(1,325)
Net loss and comprehensive loss for the period		$(6,319)	$(363)	$(10,319)	$(3,990)
Net loss and comprehensive loss attributed to:
Stockholders of the Company		$(3,600)	$(34)	$(6,490)	$(3,252)
Non-controlling interest	6	$(2,719)	$(329)	$(3,829)	$(738)

Loss per share, basic and diluted		$(0.01)	$(0.00)	$(0.02)	$(0.01)

Weighted average number of shares outstanding - basic and diluted		412,475,983	385,855,710	411,545,345	366,463,027

The accompanying notes form an integral part of these condensed interim consolidated financial statements.

3 | Page

Lion Copper and Gold Corp.
Condensed Interim Consolidated Statements of Changes in Equity
For the nine months ended September 30, 2025 and 2024
(Unaudited - In thousands of U.S. Dollars, except for shares)

	Notes	Common shares	Share capital	Additional paid-in capital	Deficit	Non-controlling interest	Total stockholders' equity
Balance at December 31, 2023		309,667,975	$105,396	$24,168	$(126,663)	$3,117	$6,018
Private placement		23,809,522	654	-	-	-	654
Private placement - share issuance cost		-	(27)	-	-	-	(27)
Conversion of convertible debentures - original	8	3,500,000	234	-	-	-	234
Conversion of convertible debentures - induced	8	45,815,213	2,723	-	-	-	2,723
Exercise of options	10	3,063,000	354	(173)	-	-	181
Issuance of warrants	8	-	-	359	-	-	359
Share-based payments	10	-	-	789	-	-	789
Issuance of common shares of FCC	6	-	-	-	-	1,350	1,350
Net loss for the period		-	-	-	(3,252)	(738)	(3,990)
Balance at September 30, 2024		385,855,710	$109,334	$25,143	$(129,915)	$3,729	$8,291

Balance at December 31, 2024		411,011,264	$110,459	$25,877	$(130,597)	$3,660	$9,399
Share-based payments	6,10	-	-	1,876	-	2,964	4,840
Issuance of common shares of FCC	6	-	-	-	-	3,045	3,045
Issuance of preferred shares of FCC	6	-	-	-	-	474	474
Exercise of options	9	2,223,635	243	(116)	-	-	127
Net loss for the period		-	-	-	(6,490)	(3,829)	(10,319)
Balance at September 30, 2025		413,234,899	$110,702	$27,637	$(137,087)	$6,314	$7,566

4 | Page

Lion Copper and Gold Corp.
Condensed Interim Consolidated Statements of Changes in Equity
For the three months ended September 30, 2025 and 2024
(Unaudited - In thousands of U.S. Dollars, except for shares)

	Notes	Common shares	Share capital	Additional paid-in capital	Deficit	Non-controlling interest	Total stockholders' equity
Balance at June 30, 2024		385,855,710	$109,334	$24,655	$(129,881)	$4,058	$8,166
Share-based payments	10	-	-	129	-	-	129
Issuance of warrants	8	-	-	359	-	-	359
Net loss for the period		-	-	-	(34)	(329)	(363)
Balance at September 30, 2024		385,855,710	$109,334	$25,143	$(129,915)	$3,729	$8,291

Balance at June 30, 2025		411,761,264	$110,543	$25,954	$(133,487)	$4,172	$7,182
Share-based payments	6,10	-	-	1,759	-	1,824	3,583
Issuance of common shares of FCC	6	-	-	-	-	2,563	2,563
Issuance of preferred shares of FCC	6	-	-	-	-	474	474
Exercise of options	9	1,473,635	159	(76)	-	-	83
Net loss for the period		-	-	-	(3,600)	(2,719)	(6,319)
Balance at September 30, 2025		413,234,899	$110,702	$27,637	$(137,087)	$6,314	$7,566

The accompanying notes form an integral part of these condensed interim consolidated financial statements.

5 | Page

Lion Copper and Gold Corp. Condensed Interim Consolidated Statements of Cash Flow For the nine months ended September 30, 2025, and 2024 (Unaudited - In thousands of U.S. Dollars)

	Nine months ended September 30,
	2025	2024

Cash flows (used in) provided by operating activities
Loss for the period	$(10,319)	$(3,990)
Non-cash transactions:
Interest expense	20	189
Accretion expense	446	171
Financing costs	57	-
Fair value loss (gain) on derivative liabilities	1,521	(692)
Share of loss of investment in associate	406	417
Share-based payments	4,840	789
Loss on convertible debentures	-	1,750
Amortization of ROU asset	32	13
Changes in operating assets and liabilities:
Other receivables	17	(6)
Accounts payable and accrued liabilities	(48)	502
Prepaid and deposit	(223)	(48)
Lease liability	(32)	(13)
Nuton LLC deposit	(5,758)	2,632
Net cash (used in) provided by operating activities	(9,041)	1,714

Cash flows used in investing activities
Capitalized expenditures on mineral properties	(225)	(210)
Net cash used in investing activities	(225)	(210)

Cash flows provided by (used in) financing activities
Proceeds from convertible debentures of FCC	5,148	-
Proceeds for issuance of common shares of FCC	3,045	1,350
Proceeds from exercise of options	127	181
Proceeds from private placement	-	1,000
Share issuance costs	-	(27)
Repayment of convertible debentures	(6)	(831)
Net cash provided by financing activities	8,314	1,673
(Decrease) increase in cash and cash equivalents	(952)	3,177
Cash and cash equivalents, beginning of period	7,999	2,310
Cash and cash equivalents, end of period	$7,047	$5,487

Supplemental cash flow information
Shares issued for convertible debentures	$-	$2,957

The accompanying notes form an integral part of these condensed interim consolidated financial statements.

6 | Page

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements
For the three and nine months ended September 30, 2025 and 2024
(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

1. NATURE OF OPERATIONS AND GOING CONCERN

Lion Copper and Gold Corp. (together with its subsidiaries, "Lion CG" or the "Company") is a copper explorer advancing its flagship copper assets at Yerington, Nevada, through an option to earn-in agreement with Rio Tinto America Inc. ("Rio Tinto"), subsequently assigned to Nuton LLC, a Rio Tinto venture. The Company was incorporated in British Columbia, Canada, on May 11, 1993. Its registered and records offices are located at 1200 - 750 West Pender Street, Vancouver, British Columbia, Canada, V6C 2T8. On September 19, 2024, the Company voluntarily delisted its common shares from the TSX Venture Exchange ("TSXV"), which were subsequently listed on the Canadian Securities Exchange ("CSE") under the same symbol "LEO" and quoted for trading  on the OTCQB Market under the symbol "LCGMF".

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

These condensed interim consolidated financial statements (“Interim Financial Statements”) are prepared on a going concern basis, which contemplates that the Company will be able to meet its commitments, continue operations and realize its assets and discharge its liabilities in the normal course of business for at least twelve months from the date of approval of these Interim Financial Statements from the Board of Directors. During the nine months ended September 30, 2025, the Company incurred a loss of $10,319 (2024 - $3,990). As of September 30, 2025, the Company had an accumulated deficit of $137,087 (December 31, 2024 - $130,597), cash and cash equivalents of $7,047 (December 31, 2024 - $7,999), and a working capital deficit of $1,274 (December 31, 2024 – surplus of $346).

The Company has no source of revenue and has specific requirements to maintain its mineral property interests and meet its obligations as they come due. Although the Company has raised funds in the past and recently through debt, equity and strategic investors, there is no assurance that such financing will be available. During the nine months ended September 30, 2025, the United States and Canadian governments announced new tariffs on imported goods. This caused uncertainty to raise financing for properties outside of Nuton LLC. If adequate financing is not available or cannot be obtained on a timely basis, the Company may be required to delay, reduce the scope of, or eliminate one or more of its exploration programs, or relinquish its rights under the existing option and acquisition agreements. The above factors represent material uncertainties that cast substantial doubt on the Company’s ability to continue as a going concern.

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
For the three and nine months ended September 30, 2025 and 2024
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

3. SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies applied in the preparation of these Interim Financial Statements are consistent with the accounting policies disclosed in Note 3 of the Company's audited consolidated financial statements for the year ended December 31, 2024 except for the following:

Finder’s Fees and Issuance Costs Related to Convertible Debentures

Finder’s fees and other transaction costs incurred in connection with the issuance of convertible debentures are allocated among the financial instrument components based on their relative fair values at the date of issuance.

  Debt Host Component:

The portion of issuance costs allocated to the debt host are recorded as a direct deduction from the carrying amount of the debt liability and are amortized to accretion expense over the contractual term of the debt using the effective interest method.

8 | Page

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements
For the three and nine months ended September 30, 2025 and 2024
(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)
  Derivative Liability Component:

The portion of issuance costs allocated to any derivative liability component is expensed immediately in earnings upon issuance. Such costs are recorded within financing expenses in the statement of operations and comprehensive loss.

  Equity Component:

The portion of issuance costs allocated to an equity component is recorded as a reduction to equity. These costs are not amortized.

If the finder’s fees or other issuance costs cannot be directly attributed to a specific component, they are allocated to each component based on the relative fair values of the components at issuance.

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

As at December 31, 2024, the Company's ownership in FCC dropped below 50%, with ownership being 43.46% as at December 31, 2024 and 35.50% as at September 30, 2025. Management assessed control still exists and thus continues to consolidate FCC. In the absence of majority holdings, the Company will continue to consolidate FCC as the Company has majority representation on the board of directors.

The Company clarifies that all exploration and development expenditures incurred by FCC are funded independently by FCC and its investors. Lion Copper does not provide either direct financial support or intercompany funding for FCC's exploration activities.

9 | Page

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements
For the three and nine months ended September 30, 2025 and 2024
(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

4. MINERAL PROPERTIES

        Total mineral property acquisition costs are listed in the table below:

	Singatse Peak Services ("SPS")					Falcon Copper Corp. ("FCC")

	MacArthur	Yerington	Bear	Wassuk	Copper Canyon	Blue Copper	Muncy	Total
	$	$	$	$	$	$	$	$
Balance December 31, 2023	2,489	1,195	1,575	1,405	10	878	95	7,647
Acquisition costs	-	-	231	-	-	150	105	486
Paid by Nuton LLC	-	-	(231)	-	-	-	-	(231)
Total additions for the year	-	-	-	-	-	150	105	255
Balance December 31, 2024	2,489	1,195	1,575	1,405	10	1,028	200	7,902

Acquisition costs	-	-	131	-	-	225	-	356
Paid by Nuton LLC	-	-	(131)	-	-	-	-	(131)
Total additions for the period	-	-	-	-	-	225	-	225
Balance September 30, 2025	2,489	1,195	1,575	1,405	10	1,253	200	8,127

The Company owns a 100% interest in the MacArthur, Yerington and Wassuk properties and has an option to earn a 100% interest in the Bear property in Nevada.

10 | Page

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements
For the three and nine months ended September 30, 2025 and 2024
(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

Total exploration expenditures recorded on the condensed interim consolidated statements of operations and comprehensive loss are listed in the tables below:

Exploration expenditures incurred for the nine months ended September 30, 2025

	Singatse Peak Services				Falcon Copper Corp

	MacArthur	Yerington	Bear	Wassuk	Blue Copper	Muncy	Other	Total
	$	$	$	$	$	$	$	$
Property maintenance	207	73	-	81	136	-	214	711
Assay & Labs	-	24	29	-	-	-	-	53
Drilling	-	119	-	-	-	-	-	119
Environmental	1	308	-	-	-	-	-	309
Geophysical surveys	-	-	-	-	-	18	-	18
Technical study	54	1,783	7	-	-	-	-	1,844
Field support	-	14	2	-	113	-	-	129
Total expenses incurred	262	2,321	38	81	249	18	214	3,183
Total Expenditures funded by Nuton LLC	(262)	(2,321)	(38)	(81)	-	-	-	(2,702)
Total Expenditures not funded by Nuton LLC	-	-	-	-	249	18	214	481

Exploration expenditures incurred for the three months ended September 30, 2025

	Singatse Peak Services				Falcon Copper Corp

	MacArthur	Yerington	Bear	Wassuk	Blue Copper	Muncy	Other	Total
	$	$	$	$	$	$	$	$
Property maintenance	201	73	-	80	98	-	192	644
Assay & Labs	-	14	9	-	-	-	-	23
Environmental	-	70	-	-	-	-	-	70
Geophysical surveys	-	-	-	-	-	7	-	7
Technical study	1	203	-	-	-	-	-	204
Field support	-	-	-	-	85	-	-	85
Total expenses incurred	202	360	9	80	183	7	192	1,033
Total Expenditures funded by Nuton LLC	(202)	(360)	(9)	(80)	-	-	-	(651)
Total Expenditures not funded by Nuton LLC	-	-	-	-	183	7	192	382

11 | Page

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements
For the three and nine months ended September 30, 2025 and 2024
(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

Exploration expenditures incurred for the nine months ended September 30, 2024

	Singatse Peak Services				Falcon Copper Corp

	MacArthur	Yerington	Bear	Wassuk	Muncy	Blue Copper	Other	Total
	$	$	$	$	$	$	$	$
Property maintenance	197	710	-	80	62	165	82	1,296
Assay & Labs	180	90	49	-	-	-	-	319
Drilling	366	1,284	1,466	-	-	-	-	3,116
Environmental	42	572	-	-	-	-	-	614
Geological & mapping	-	-	-	-	3	-	-	3
Geophysical surveys	-	45	-	-	29	-	-	74
Technical study	-	1,149	-	-	-	-	-	1,149
Field support	-	1	18	-	-	43	7	69
Total expenses incurred	785	3,851	1,533	80	94	208	89	6,640
Total Expenditures funded by Nuton LLC	(785)	(3,851)	(1,533)	(80)	-	-	-	(6,249)
Total Expenditures not funded by Nuton LLC	-	-	-	-	94	208	89	391

Exploration expenditures incurred for the three months ended September 30, 2024

	Singatse Peak Services				Falcon Copper Corp

	MacArthur	Yerington	Bear	Wassuk	Muncy	Blue Copper	Other	Total
	$	$	$	$	$	$	$	$
Property maintenance	193	305	-	80	62	105	82	827
Assay & Labs	71	1	5	-	-	-	-	77
Drilling	-	105	1	-	-	-	-	106
Environmental	2	112	-	-	-	-	-	114
Geological & mapping	-	-	-	-	3	-	-	3
Technical study	-	444	-	-	-	-	-	444
Field support	-	-	-	-	-	15	5	20
Total expenses incurred	266	967	6	80	65	120	87	1,591
Total Expenditures funded by Nuton LLC	(266)	(967)	(6)	(80)	-	-	-	(1,319)
Total Expenditures not funded by Nuton LLC	-	-	-	-	65	120	87	272

12 | Page

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements
For the three and nine months ended September 30, 2025 and 2024
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

On November 15, 2024, the Option Agreement was amended further to extend the term of Stage 2 until June 30, 2025. Stage 2b was mutually agreed to conclude on September 30, 2024, and a new Stage 2c was established to complete a pre-feasibility study (PFS) from October 1, 2024, through June 30, 2025. The Company announced the PFS results on August 5, 2025, and subsequently filed the report on September 18, 2025.

To fund Stage 2c, Nuton LLC advanced an additional $5,000 of the Stage 3 earn-in amount and agreed to carry over the unspent Stage 2b funding of $3,160 to support the Stage 2c work program.

As of September 30, 2025, Nuton LLC had provided a total of $28,000 under the Option Agreement, including $19,000 advanced from Stage 3, which involves the completion of a feasibility study. If Nuton LLC elects to proceed with Stage 3, it will provide an additional $31,000, bringing total Stage 3 funding to $50,000 (net of the $19,000 advance). If Nuton LLC chooses not to proceed, Lion Copper will retain 100% ownership of its Mining Assets and pursue alternative funding sources.

A continuity of the Company's Nuton LLC deposit is as follows:

Balance December 31, 2023	$1,357

Funds received	16,500
Funds applied to prepaids	(15)
Funds applied to capitalized acquisition costs	(231)
Funds applied to exploration expenditures	(7,797)
Funds applied to general operating expenditures	(3,169)
Balance December 31, 2024	$6,645

Funds applied to capitalized acquisition costs	(131)
Funds applied to exploration expenditures	(2,702)
Funds applied to general operating expenditures	(2,925)
Balance September 30, 2025	$887

13 | Page

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements
For the three and nine months ended September 30, 2025 and 2024
(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

General operating expenditures associated with exploration activities are comprised of salaries of $920 (2024 - $795), water rights related legal and other professional fees of $937 (2024 - $827), and general administration expenses of $1,068 (2024 - $784) for the nine months ended September 30, 2025.

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
For the three and nine months ended September 30, 2025 and 2024
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

f) Blue Copper Project, Montana

During the year ended December 31, 2021, Blue Copper LLC acquired and staked a district scale exploration opportunity (the "Blue Copper Project") in Powell County and Lewis & Clark County in Montana, USA.  The area is prospective for high grade porphyry copper-gold mineralization.  On December 13, 2022, 100% interest in Blue Copper LLC was transferred to the Company.

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
For the three and nine months ended September 30, 2025 and 2024
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
  Kennecott has the one time right to opt in for a 40% minority interest at the asset level.

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

i) Recon, Nevada, Arizona, and other prospects

During the nine months ended September 30, 2025, FCC incurred $214 (2024 - $183) in evaluation expenditures on reconnaissance on targets in Nevada, Arizona and Montana in order to determine whether they warranted further pursuit.

5. INVESTMENT IN ASSOCIATE

On April 5, 2022, the Company received 16,049,444 shares in Falcon Butte, in connection with a property acquisition agreement to assign the Company's options to acquire the Butte Valley property. At the time of acquisition, the 16,049,444 shares represented 25.54% of shares outstanding and the initial balance of the investment was determined to be $1,906 ($2,374 CAD). As at December 31, 2024 and September 30, 2025, the Company's share ownership was 20.47% and 20.44%, respectively. The Company and Falcon Butte have one common director, as such, management has assessed that the Company has significant influence over Falcon Butte and that the investment should be accounted for using the equity method of accounting.

Summarized financial information of Falcon Butte and a reconciliation of the carrying amount of the investment in the Interim Financial Statements are set out below:

Summarized balance sheet:

	September 30, 2025	December 31, 2024
Assets
Cash	$174	$381
Receivables	8	16
Financial asset - Convertible loan receivable	100	100
Prepaids & deposits	15	9
Investment in associate	3,845	4,067
Total Assets	$4,142	$4,573

Liabilities
Accounts payable & accrued liabilities	$21	$14
Derivative liabilities	1,998	881
Total Liabilities	$2,019	$895

16 | Page

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements
For the three and nine months ended September 30, 2025 and 2024
(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

Summarized statement of loss

	Nine months ended September 30, 2025	Nine months ended September 30, 2024
Operating expenses
General and administrative expenses	$1,140	$2,800
Total operating expenses	1,140	2,800

Fair value (gain) loss on derivative liability	801	(440)
Other income	(104)	(244)
Foreign exchange loss (gain)	148	(83)
Net loss	1,985	2,033

A continuity of the Company's investment in associate is as follows:

Balance December 31, 2023	$1,206
Company's share of net loss	(104)
Balance December 31, 2024	$1,102
Company's share of net loss	(406)
Balance September 30, 2025	$696

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
For the three and nine months ended September 30, 2025 and 2024
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

During the nine months ended September 30, 2025, FCC issued a total of 4,150,000 common shares at $0.116 per common share for gross proceeds of $483, 1,700,000 common shares pursuant to the exercise of 1,200,000 options at $0.10 and 500,000 options at $0.12 for proceeds of $180, and 23,809,524 common shares pursuant to the exercise of 23,809,524 warrants at $0.10 for proceeds of $2,382. FCC also granted 12,680,000 stock options to certain officers, directors, employees and consultants, and 25,000,000 performance options to certain officers, directors, and employees, exercisable into one common share of FCC with exercise prices ranging from $0.10 - $0.12 for five years from the dates of grant.

The 25,000,000 performance options granted are subject to certain vesting milestones:

a. 18,000,000 upon engagement by FCC of a government relations and advisory firm (met):

b. 1,500,000 upon completion of the Blue Copper Phase 1 drill program (met);

c. 1,000,000 upon the early execution of the entirety of the warrants existing as of March 31, 2025 (met);

d. 3,000,000 upon the completion of a specified future equity financing (not met); and

e. 1,500,000 upon completion of Cabin and Muncy phase 1 drill programs (not met).

The stock options and performance options were valued at $2,964 using the Black-Scholes model with the following estimates:

	January 5, 2025	April 14, 2025	May 28, 2025	July 15, 2025
Risk-free interest rate	2.96%	2.74%	2.85%	3.13%
Expected life (years)	5.00	5.00	5.00	5.00
Annualized volatility	109.67%	104.29%	99.79%	101.34%
Forfeiture rate	0%	0%	0%	0%
Dividend yield	0%	0%	0%	0%

18 | Page

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements
For the three and nine months ended September 30, 2025 and 2024
(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

As a result of the above, the Company's ownership in FCC is reduced to 35.50% as of September 30, 2025 (December 31, 2024 - 43.46%), with the changes in NCI listed below:

Balance December 31, 2023	$3,117
Issuance of common shares	1,350
Net loss and comprehensive loss attributable to NCI	(807)
Balance December 31, 2024	$3,660
Issuance of common shares	3,045
Issuance of preferred shares	474
Grant of options and warrants	2,964
Net loss and comprehensive loss attributable to NCI	(3,829)
Balance September 30, 2025	6,314

7. DERIVATIVE LIABILITIES

During the year ended December 31, 2024, the Company issued certain share purchase warrants and convertible debt that can be exercised and converted in USD or CAD (Note 8). During the nine months ended September 30, 2025, the Company issued certain convertible debt with a variable conversion price (Note 8). The warrants and the conversion feature were classified as derivative liabilities, carried at fair value and revalued at each reporting date.

A continuity schedule of the Company's derivative liabilities is as follows:

Balance December 31, 2023	$176
Issuance of warrants for private placement (Note 10)	346
Issuance of warrants upon conversion of existing debentures (Note 8)	60
Issuance of contingent warrants upon conversion of existing debentures (Note 8)	649
Issuance of warrants and conversion feature for extinguishment of existing debentures (Note 8)	55
Modification of warrants upon restructuring of debentures (Note 8)	109
Modification of conversion feature upon restructuring of debentures (Note 8)	129
Issuance of warrants - equity (Note 8)	(359)
Fair value change on derivative liabilities	(876)
Balance December 31, 2024	$289
Issuance of convertible debentures with variable conversion price	1,102
Fair value change on derivative liabilities	1,521
Balance September 30, 2025	$2,912

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
For the three and nine months ended September 30, 2025 and 2024
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
For the three and nine months ended September 30, 2025 and 2024
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

On July 24, 2025 and August 20, 2025, FCC issued convertible debentures totaling $5,065 ($4,065 and $1,000, respectively), at a 10% discount. The debentures mature nine months from the respective issue dates and are convertible into common shares of FCC in accordance with their terms, subject to the occurrence of a specified future equity financing and a corporate event.

In connection with the issuance of the debentures, each debenture holder received bonus preferred shares of FCC  equal to 20% of the debenture proceeds. The bonus preferred shares are non-redeemable and are convertible into shares of FCC for a period of 24 months from the date of issuance.

Both the debentures and bonus preferred shares are convertible into FCC common shares at the lowest of the following prices:

a) The price per share equal to a 20% discount to the price of the specified future equity financing;

b) The price per share equal to the valuation cap ($60,000) divided by the total number of common and preferred shares outstanding; or

c) A 20% discount to the 5-day volume-weighted average price (VWAP) of the common shares upon the closing of a corporate event.

Based on the terms of the July 24 and August 20 debentures, the convertible debentures were determined to be a financial instrument comprising a host debt component, with a conversion feature with a variable conversion price classified as a derivative liability, and preferred shares classified as equity.

The fair value of the warrants and conversion features were determined using the Black-Scholes Option Pricing Model using the assumptions set out as follows, except for the July 24, 2025 and August 20, 2025 tranches which were instead used to determine if option (b) above would yield a higher payoff than the other options:

	Initial recognition in 2024	September 19, 2024	December 31, 2024	March 31, 2025
Risk-free interest rate	4.07 - 4.41%	2.72%	2.92%	2.57%
Expected volatility	10%	16.15%	21.76%	22.75%
Dividend yield	0%	0%	0%	0%
Expected life	1 - 5.56 years	5.00 years	0.13 - 4.18 years	3.94 years

	June 30, 2025	July 24, 2025	August 20, 2025	September 30, 2025
Risk-free interest rate	2.79%	3.98%	3.81%	2.47%
Expected volatility	22.57%	94.61 – 99.69%	95.23 – 95.50%	21.53 - 96.07%
Dividend yield	0%	0%	0%	0%
Expected life	3.69 years	0.75 – 2.00 years	0.75 – 2.00years	0.56 - 3.44 years

21 | Page

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements
For the three and nine months ended September 30, 2025 and 2024
(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

For the July 2025 and August 2025 tranches, management determined the fair value of each component as follows:

Host Debt:

Instrument	Measurement Date	Principal Amount	Fair value	Effective Interest rate	Finder’s fee allocation
July Tranche	24/07/2025	$4,517	$3,725	79.85%	$175
August Tranche	20/08/2025	$1,111	$918	85.75%	$65

Derivative Liability:

Instrument	Initial recognition	Principal Amount	Fair value	Finder’s fee allocation
July Tranche	24/07/2025	$4,517	$813	$42
August Tranche	20/08/2025	$1,111	$209	$15

Instrument	Q3 period end	Principal Amount	Fair value	Finder’s fee allocation
July Tranche	30/09/2025	$4,517	$813	$42
August Tranche	30/09/2025	$1,111	$209	$15

Preferred Share:

Instrument	Measurement Date	Principal Amount	Fair value	Finder’s fee allocation
July Tranche	24/07/2025	$903	$549	$26
August Tranche	20/08/2025	$222	$135	$9

Finder’s fees allocated to the host debt was accounted for as a direct reduction to the carrying amount of debt and amortized to accretion expense over the term of the debt, while finder’s fees allocated to preferred shares were accounted for as a direct reduction to equity. The finder’s fees allocated to the derivative liability were expensed immediately in financing costs in the statement of operations and comprehensive loss.

A continuity schedule of the Company's convertible debt is as follows:

Balance as at December 31, 2023	$3,544
Issued	461
Extinguished debt - fair value of conversion feature	(30)
Extinguished debt - fair value of warrants	(30)
Modified debt - fair value of warrants	(93)
Accretion	220
Interest	228
Extinguished	(150)
Converted	(1,976)
Repayment	(1,922)
Loss on repayment	5
Balance as at December 31, 2024	$257
Issued	3,630
Accretion	446
Interest	20
Repayment	(6)
Balance as at September 30, 2025	$4,347

22 | Page

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements
For the three and nine months ended September 30, 2025 and 2024
(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

9. SHARE CAPITAL

The Company is authorized to issue an unlimited number of common shares without par value.

Share transactions for the nine months ended September 30, 2025

In June and August 2025, the Company issued a total of 2,223,635 common shares pursuant to the exercises of stock options for total proceeds of $127.

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
For the three and nine months ended September 30, 2025 and 2024
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

During the nine months ended September 30, 2025, the Company granted the following stock options:

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
  20,000,000 options to directors of the Company with an exercise price of $0.087, expiring on September 5, 2030, and vesting immediately.
  1,500,000 options to certain officers, employees, and consultants with an exercise price of $0.098, expiring on September 8, 2030. And vesting immediately

During the year ended December 31, 2024, the Company granted the following stock options:

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

24 | Page

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements
For the three and nine months ended September 30, 2025 and 2024
(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

The continuity of the number of stock options issued and outstanding is as follows:

	September 30, 2025		December 31, 2024
	Number of options	Weighted average exercise price (CAD)	Number of options	Weighted average exercise price (CAD)
Outstanding, beginning of period	63,735,248	0.09	49,239,020	0.10
Granted	29,000,000	0.12	40,655,000	0.08
Expired	(1,970,648)	0.08	(13,595,772)	0.09
Cancelled	-	-	(9,500,000)	0.11
Exercised	(2,223,635)	0.08	(3,063,000)	0.08
Outstanding, end of period	88,540,965	0.10	63,735,248	0.09

As of September 30, 2025, the number of stock options outstanding and exercisable were:

Expiry date	Exercise price	Number of options outstanding	Remaining contractual life in years	Number of options exercisable
June 18, 2026	0.25 CAD	2,550,000	0.72	2,550,000
October 21, 2026	0.09 CAD	900,000	1.06	900,000
May 25, 2027	0.085 CAD	2,000,000	1.65	2,000,000
March 2, 2028	0.095 CAD	350,000	2.42	350,000
July 21, 2028	0.08 CAD	16,215,965	2.81	16,215,965
March 1, 2029	0.07 CAD	12,865,000	3.42	12,865,000
July 26, 2029	0.08 CAD	7,500,000	3.82	4,500,000
December 10, 2029	0.085 CAD	17,160,000	4.20	17,160,000
April 4, 2030	0.08	7,500,000	4.51	-
September 5, 2030	0.087	20,000,000	4.93	20,000,000
September 8, 2030	0.098	1,500,000	4.94	1,500,000
Balance, September 30, 2025		88,540,965		78,040,965

As of December 31, 2024, the number of stock options outstanding and exercisable were:

Expiry date	Exercise price (CAD)	Number of options outstanding	Remaining contractual life in years	Number of options exercisable
June 20, 2025*	0.08	2,450,000	0.47	2,450,000
August 18, 2025	0.072	1,744,283	0.13	1,744,283
June 18, 2026	0.25	2,550,000	0.97	2,550,000
October 21, 2026	0.09	900,000	1.31	900,000
May 25, 2027	0.085	2,000,000	1.90	2,000,000
March 2, 2028	0.095	350,000	2.67	350,000
July 21, 2028	0.08	16,215,965	3.06	16,215,965
March 1, 2029	0.07	12,865,000	3.67	12,865,000
July 26, 2029	0.08	7,500,000	4.07	1,500,000
December 10, 2029	0.085	17,160,000	4.45	17,160,000
Balance, December 31, 2024		63,735,248		57,735,248

During the nine months ended September 30, 2025, an amount of $1,876 (2024 - $789) was expensed as share-based payments related to the grants and vesting of options. The following weighted average assumptions were applied using the Black-Scholes Option Pricing model used to estimate the fair value of stock options granted during the nine months ended September 30, 2025 and 2024.

25 | Page

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements
For the three and nine months ended September 30, 2025 and 2024
(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)
	Nine months ended September 30, 2025	Nine months ended September 30, 2024
Risk-free interest rate	2.77% - 2.82%	3.65%
Expected life (years)	5	4.83
Annualized volatility	135.78% - 139.95%	138%
Forfeiture rate	0%	0%
Dividend yield	0%	0%

b) Share purchase warrants

During the year ended December 31, 2024, the Company granted the following share purchase warrants:

  15,696,882 on February 16, 2024 with an exercise price of $0.06 ($0.08 CAD) and expiring on February 16, 2025 (expired).
  27,917,520 on March 8, 2024 with an exercise price of $0.056 and expiring on March 8, 2029.
  41,707,215 on September 19, 2024 with an exercise price of $0.056 and expiring on September 19, 2029.
  25,155,554 on November 8, 2024 with an exercise price of $0.06 and expiring on November 8, 2029.

The continuity of the number of share purchase warrants outstanding as of September 30, 2025 and December 31, 2024 is as follows:

	September 30, 2025		December 31, 2024
	Number of warrants	Weighted average exercise price	Number of warrants	Weighted average exercise price
Outstanding, beginning of period	110,477,171	0.06	119,626,027	$0.09
Issued	-	-	110,477,171	0.06
Expired	(15,696,882)	0.06	(87,356,006)	0.10
Cancelled	-	-	(32,270,021)	0.07
Outstanding, end of period	94,780,289	0.06	110,477,171	0.06

The following table summarizes warrants outstanding as of September 30, 2025 and December 31, 2024:

Expiry date	Currency	Exercise price	September 30, 2025	December 31, 2024
February 16, 2025	USD	0.06	-	15,696,882
March 8, 2029	USD	0.056	23,809,522	23,809,522
March 8, 2029	USD	0.056	4,107,998	4,107,998
September 19, 2029	USD	0.056	41,707,215	41,707,215
November 8, 2029	USD	0.060	25,155,554	25,155,554
Outstanding at the end of the period			94,780,289	110,477,171

11. RELATED PARTY TRANSACTIONS

The Company's related parties include its directors and officers whose remuneration was as follows, subject to change of control provisions for officers:

	Three months ended September 30		Nine months ended September 30
	2025	2024	2025	2024
Salaries	$191	$125	$596	$337
Share-based payments	2,722	100	3,441	381
Interest on convertible debenture	-	20	-	146
	$2,913	$245	$4,037	$864

26 | Page

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements
For the three and nine months ended September 30, 2025 and 2024
(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

All related party transactions are in the normal course of business and have been measured at the exchange amount.

As at September 30, 2025, the Company had $5 (December 31, 2024 - $Nil) in accounts payable and accrued liabilities to certain directors and officers of the Company.

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

27 | Page

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements
For the three and nine months ended September 30, 2025 and 2024
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

The carrying values of cash, accounts payable, accrued liabilities, convertible debentures, lease liabilities, and Nuton LLC deposit approximate their fair values because of their immediate or short term to maturity.

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

28 | Page

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements
For the three and nine months ended September 30, 2025 and 2024
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

15. SUBSEQUENT EVENTS

On November 6, 2025, the Company closed an oversubscribed secured convertible debenture for gross proceeds of $2,700. The debentures bear interest at 12% per annum and mature 12 months from the date of issuance. The principal amount is convertible into common shares of the Company at a price of $0.0965 per share, and interest may be settled in common shares at the market price upon repayment or conversion, at the Company's discretion.

Proceeds from the debentures are intended to be used for the purchase of land and associated mineral rights related to the Company's projects in Nevada. Repayment of the debentures will be secured against the acquired assets. In connection with the offering, the Company issued 27,979,274 common share purchase warrants, each exercisable at $0.0965 per share for a period of five years from the closing date.

On October 1, 2025, FCC issued 3,150,000 common shares pursuant to the exercise of 3,150,000 options for proceeds of $315.

On October 3, 2025, FCC issued 5,539,792 common shares pursuant to the conversion of $566 in convertible debentures and $20 in accrued interest.

On October 30, 2025, FCC granted 75,000,000 performance stock options with an initial exercise price of $1.12 per FCC common share till  October 30, 2035, subject to vesting provisions.

On November 14, 2025, FCC completed an additional $10,350 convertible debenture financing on terms consistent with the previous issuances, except that the valuation cap was increased to $250,000.

29 | Page

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Lion Copper and Gold Corp.

Management's Discussion and Analysis

For the three and nine months ended September 30, 2025

Dated: November 14, 2025

(In thousands of U.S. dollars except for shares and per share amounts)

This Management's Discussion and Analysis ("MD&A") of Lion Copper and Gold Corp. and its subsidiaries (collectively, "Lion Copper" or the "Company"), dated November 14, 2025, should be read in conjunction with the condensed interim consolidated financial statements for the three and nine months ended September 30, 2025 and the audited consolidated financial statements for the year ended December 31, 2024, and related notes thereto which have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP").

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

As of September 30, 2025, the Company  had received a total of $28,000 funding from Nuton LLC, of which $19,000 was advanced from Stage 3. The Company incurred cumulative expenditures of $27,113, consisting of $18,325 for exploration & evaluation, $8,021 for exploration-related overhead, and $767 for capital items under the Nuton Agreement.

The Company announced the results of the PFS for its Yerington Copper Project on August 5, 2025 and published the PFS technical report om September 18, 2025.

Under the Nuton Agreement, within 60 days of the completion of Stage 2c, September 18, 2025, Nuton LLC shall provide written notice to the Company whether it elects to advance to Stage 3  and fund a comprehensive Feasibility Study (the "FS") not to exceed $50,000, including $19,000 advanced from Stage 3. Upon completion of the FS, Nuton LLC and the Company will decide whether to create an investment vehicle into which the Mining Assets will be transferred, with Nuton LLC holding not less than 65% interest in the investment vehicle.

PERFORMANCE HIGHLIGHTS

Closed Oversubscribed Secured Convertible Debenture

On November 6, 2025, the Company closed an oversubscribed secured convertible debenture for gross proceeds of $2.7 millon. The debentures bear interest at 12% per annum and mature 12 months from the date of issuance. The principal amount is convertible into common shares of the Company at a price of $0.0965 per share, and interest may be settled in common shares at the market price upon repayment or conversion, at the Company's discretion.

Proceeds from the debentures are intended to be used for the purchase of land and associated mineral rights related to the Company's projects in Nevada. Repayment of the debentures will be secured against the acquired assets. In connection with the offering, the Company issued 27,979,274 common share purchase warrants, each exercisable at $0.0965 per share for a period of five years from the closing date.

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

On September 18, 2025, the Company announced the filing of the PFS Technical Report, completed pursuant to the provisions of the National Instrument 43-101 - Standards of Disclosure for Mineral Projects ("NI 43-101"). The Company has also commenced an S-K 1300 report.

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

MINERAL PROPERTIES

PFS Work Programs

During the year ended December 31, 2024 and nine months ended September 30, 2025, PFS progressive work for the Yerington Copper Project included geotechnical drilling and studies, metallurgical testing, and engineering studies along with the development of mine operating permitting strategies.

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

RESULTS OF OPERATIONS

During the three and nine months ended September 30, 2025, excluding non-cash items, the Company incurred $3,920 and $8,875 expenses, compared to $2,964 and $10,532 during the same period in 2024. For the three and nine months ended September 30, 2025, approximately 38% and 63% of these expenses were covered by Nuton LLC, respectively, with the net expenses being equally attributed to corporate and Falcon Copper-related project expenditure that were not covered by Nuton LLC.

Exploration and evaluation ("E&E") activities include drilling, technical study, property maintenance, environmental, geological mapping and geophysical survey. The Company focused on completing its PFS during the 2025 period, resulting in significantly lower drilling and field work-related expenses compared to 2024.

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Expenses	$	$	$	$
Exploration and evaluation	1,033	1,591	3,183	6,640
General and administrative	240	177	457	558
Investor Relations	37	71	114	94
Professional fees	1,852	563	3,210	1,681
Salaries and benefits	607	452	1,642	1,331
Transfer agent and regulatory	27	38	83	98
Travel	124	72	186	130
	3,920	2,964	8,875	10,532
Exploration funded by Nuton LLC	(651)	(1,319)	(2,702)	(6,249)
General operating funded by Nuton LLC	(823)	(1,017)	(2,925)	(2,407)
	2,446	628	3,248	1,876
Other expenses
Loss on convertible debentures	-	-	-	1,750
Fair value gain on derivative liabilities	(261)	(439)	1,521	(692)
Foreign exchange (gain) loss	21	4	32	12
Interest and other expenses	530	41	678	255
Share-based payments	3,583	129	4,840	789
	3,873	(265)	7,071	2,114
Net and comprehensive loss	6,319	363	10,319	3,990

During the three and nine months ended September 30, 2025, the Company recognized $3,583 and $4,840 in share-based payments, respectively, compared to $129 and $789 in the prior periods. The increase is due to the 12,680,000 options and 25,000,000 performance warrants that were granted in the current period in FCC coupled with 21,500,000 options granted in LCG and the vesting of options previously granted in LCG. This compares to the grant of 23,495,000 options in the prior period.

In addition, the Company recognized a loss of $1,750 on the conversion, repayment, and extinguishment of certain convertible debentures in 2024, which was not applicable in 2025.

During the three and nine months ended September 30, 2025, the Company recognized $1,033, and $3,183 in Exploration and evaluation expenditures, respectively, compared to $1,591 and $6,640 in the prior periods. The decrease is due to the winding down and completion of stage 2C program of work in the current period compared to the prior periods.

During the three and nine months ended September 30, 2025, the Company recognized $1,852, and $3,210 in professional fees, respectively, compared to $563 and $1,681 in the prior periods. The increase is primarily due to higher legal and consulting expenses related to FCC’s corporate development activities and engagement in more complex transactions which were were not incurred in the comparative prior periods.

SUMMARY OF QUARTERLY RESULTS

	Q3'25	Q2'25	Q1'25	Q4'24	Q3'24	Q2'24	Q1'24	Q4'23
General administration	(6,470)	(1,570)	(2,492)	(1,856)	(1,502)	(1,358)	(1,821)	(1,161)
Fair value (loss) gain on derivative liabilities	261	(1,008)	(774)	39	439	(427)	680	(131)
Foreign exchange gain (loss)	(21)	19	(30)	(28)	(4)	(7)	(1)	(2)
Interest and other expenses (income)	(530)	(76)	(72)	387	(41)	(95)	(119)	(407)
Loss on convertible debentures	-	-	-	-	-	-	(1,750)	-
Exploration expenditures	(1,033)	(987)	(1,163)	(1,603)	(1,591)	(2,389)	(2,660)	(1,597)
Nuton LLC deposit	1,474	1,940	2,213	2,310	2,336	3,102	3,218	1,682
Net loss	(6,319)	(1,682)	(2,318)	(751)	(363)	(1,174)	(2,453)	(1,616)
Basic loss per share	(0.01)	(0.00)	(0.00)	(0.00)	(0.00)	(0.00)	(0.01)	(0.01)

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

During the nine months ended September 30, 2025, the Company utilized the $16,500 funding received from Nuton LLC in 2024, to cover approximately 63% (2024 - 82%) of the expenses, excluding non-cash items.

On November 6, 2025, the Company closed a non-brokered private placement of secured convertible debentures for gross proceeds of $2,700.

Cash on hand is approximately $19,150, including $14,850 from FCC, as of November 14, 2025.

The following table summarizes the Company's cash flows for the nine months ended September 30, 2025, and 2024:

	2025	2024
Cash provided (used) by operating activities	$(9,041)	$1,714
Cash used in investing activities	(225)	(210)
Cash provided by financing activities	8,314	1,673
Increase in cash and cash equivalents	(952)	3,177
Cash and cash equivalents, beginning of period	7,999	2,310
Cash and cash equivalents, end of period	$7,047	$5,487

During the nine months ended September 30, 2025, the Company repaid $6 in convertible debentures and received $127 in proceeds relating to the exercise of stock options. The Company also received $3,045 pursuant to the issuance of 29,659,524 shares of FCC. FCC also issued 12-month convertible debentures totaling $5,148.

The Company has no operating revenues and therefore must utilize its cashflows from financing transactions to maintain its capacity to meet ongoing operating activities. Should Nuton LLC decide not to proceed with Stage 3, the Company will need to secure additional financing to maintain its mineral property interests, advance its copper projects and fulfill its obligations as they come due. While the Company has successfully raised funds in the past and recently, there is no assurance it will be able to do so in the future. This represents material uncertainty that may cast substantial doubt about the Company’s ability to continue as a going concern, as outlined in Note 1 of the September 30, 2025 condensed interim consolidated financial statements.

TRANSACTIONS WITH RELATED PARTIES

The Company's related parties include its directors and officers whose remuneration was as follows, subject to change of control provisions for officers:

(In thousands)	Nine months ended September 30, 2025	Nine months ended September 30, 2024
Salaries (1)	$596	$337
Share-based payments (2)	3,441	381
Interest on convertible debenture (3)	-	146
	$4,037	$864

(1) Charles Travis Naugle, former CEO, Director - $108 (2024 - $104); Stephen Goodman, former CFO, Director - $Nil (2024 - $83); Steven Dischler, former CEO - $115 (2024 - $67); Lei Wang, CFO - $68 (2024 - $30); John Banning, CEO, former COO - $174 (2024 - $53); Doug Stiles, VP of Sustainability and Environment - $131 (2024 - $Nil).

(2) Charles Travis Naugle, former CEO, Director - $1,429 (2024 - $Nil); Stephen Goodman, former CFO Director - $Nil (2024 - $85); Tony Alford, Director - $1,332 (2024 - $215), Thomas Patton, Director - $207 (2024 - $Nil); Steven Dischler, former CEO - $55 (2024 - $44); John Banning, CEO, former COO - $95 (2024 - $37); Doug Stiles, VP of Sustainability and Environment - $56 (2024 - $Nil); Lukas Naugle, brother of a director - $38 (2024 - $Nil); Matthew Hornor CEO of FCC - $229 (2024 - $Nil).

(3) Charles Travis Naugle, former CEO, Director - $Nil (2024 - $55); Tony Alford, Director - $Nil (2024 - $82); Ekaterina Naugle, spouse of a director - $Nil (2024 - $7); Stephen Goodman, former CFO, Director $Nil (2024 - $2).

These transactions have occurred in the normal course of the business and are measured at the equivalent amount of the services rendered.

OUTSTANDING SHARE INFORMATION

As of the date of this MD&A, the Company has:

  413,234,899 common shares;
  88,540,965 stock options, including 7,500,000 performance options, exercisable at prices ranging from CAD 0.072 to CAD 0.245, with expiration dates between June 18, 2026 and September 8, 2030; and
  122,759,563 warrants exercisable ranging from approximately $0.06 - $0.10 expiring from March 8, 2029 through November 6, 2030.

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

Item 5. Other Information

Not applicable.

Item 6. Exhibits

3.1(1)	Articles dated June 21, 2018

3.2(2)	Certificate of Incorporation and Certificates of Change of Name

3.3(3)	Notice of Articles dated July 29, 2025

31.1	Certification of the Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934 (filed herewith)

31.2	Certification of the Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934 (filed herewith)

32.1	Section 1350 Certification of the Principal Executive Officer (filed herewith)

32.2	Section 1350 Certification of the Principal Financial Officer (filed herewith)

101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

________________

(1) Previously filed as exhibit to the Form 20-F filed April 30, 2020 and incorporated herein by reference.

(2) Previously filed as exhibit to the Form 10-K filed March 31, 2023 and incorporated herein by reference.

(3) Previously filed as exhibit to the Form 10-Q filed August 14, 2025 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2025

LION COPPER AND GOLD CORP. (Registrant)

By:	/s/ John Banning
Principal Executive Officer

By:	/s/ Lei Wang
Principal Financial Officer