Form 10-K
period 2025-12-31
LION COPPER & GOLD CORP.
filed 2026-03-31
CIK 1339688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2025

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
Yes [  ]  No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $45,271,707.

Indicate the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 421,997,186 common shares as at March 31, 2026.

PART I

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the "Annual Report") contains forward-looking statements within the meaning of applicable United States and Canadian securities laws, including the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are often identified by words such as "believe", "anticipate", "expect", "estimate", "may", "plan", "potential", "will", "should" or similar expressions.

These forward-looking statements include, but are not limited to, statements regarding the economic projections, development potential, and anticipated outcomes described in our 2025 pre-feasibility study for the Yerington Copper Project, as well as statements regarding our future operations, objectives, expectations, and financial performance. These statements reflect management's current expectations, estimates, assumptions, and beliefs as of the date of this Annual Report regarding future events and results.

Forward-looking statements are subject to a number of known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those expressed or implied by such statements. These risks include, among others, uncertainties related to mineral resource and mineral reserve estimates; assumptions underlying our pre-feasibility study; the availability of financing; reliance on third-party partners; permitting and regulatory approvals; environmental, technical and operational risks; and general economic and market conditions. For a more detailed discussion of these risks, see Item 1A - Risk Factors in this Annual Report.

Forward-looking statements concerning mineral resources, mineral reserves, and project economics are based on technical reports prepared in accordance with applicable disclosure standards. Such technical information is inherently uncertain and subject to significant assumptions regarding geological interpretation, engineering and metallurgical performance, capital and operating costs, copper prices, and other factors, many of which are beyond our control and difficult to predict accurately.

Readers are cautioned not to place undue reliance on forward-looking statements. Except as required by applicable law, we undertake no obligation to update or revise any forward-looking statements to reflect new information, future events, or otherwise.

DIFFERENCES IN UNITED STATES AND CANADIAN REPORTING PRACTICES

Resource and Reserve Estimates

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and applicable Canadian securities laws. Accordingly, we report our mineral resources and mineral reserves in accordance with two different standards. U.S. reporting requirements are governed by Regulation S-K Subpart 1300 ("S-K 1300") adopted by the U.S. Securities and Exchange Commission ("SEC"). Canadian disclosure standards for mineral projects are governed by National Instrument 43-101 Standards of Disclosure for Mineral Projects ("NI 43-101"), which incorporates definitions and guidelines adopted by the Canadian Institute of Mining, Metallurgy and Petroleum ("CIM").

While S-K 1300 and NI 43-101 have broadly similar objectives, the standards differ in certain technical definitions, assumptions and disclosure requirements. As a result, mineral resources and mineral reserves reported under one standard may not be directly comparable to similar information reported under the other standard.

We have reported mineral resources and proven and probable mineral reserves in accordance with S-K 1300. Mineral resources are concentrations of material of economic interest in or on the earth's crust in such form, grade or quality, and quantity that there are reasonable prospects for eventual economic extraction. Mineral resources represent the economically mineable part of measured and/or indicated mineral resources, as demonstrated by at least a preliminary feasibility study.

Mineral resources are not mineral reserves and do not have demonstrated economic viability. The estimate of measured and indicated mineral resources may be materially affected by environmental, permitting, legal title, taxation, socio-political, marketing or other relevant issues. There is no certainty that all or any part of the measured and indicated mineral resources will ever be converted into mineral reserves.

Inferred mineral resources have a greater degree of geological uncertainty than measured and indicated mineral resources and it cannot be assumed that all or any part of inferred resources will ever be upgraded to a higher category or converted into mineral reserves.

EMERGING GROWTH COMPANY STATUS

Lion Copper & Gold Corp. is an "emerging growth company" as defined in section 3(a) of the  Exchange Act  (as amended by the U.S. Jumpstart Our Business Startups Act (the "JOBS Act"), enacted on April 5, 2012), and we will continue to qualify as an "emerging growth company" until the earliest to occur of: (a) the last day of the fiscal year during which we have total annual gross revenues of $1.235 billion or more; (b) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common equity securities pursuant to an effective registration statement under the U.S. Securities Act of 1933, as amended; (c) the date on which we have, during the previous three-year period, issued more than $1.235 billion in non-convertible debt; or (d) the date on which we are deemed to be a "large accelerated filer", as defined in Rule 12b-2 under the Exchange Act.

GLOSSARY OF TECHNICAL TERMS

Cut-off Grade:	Cut-off grade is the grade (i.e., the concentration of metal or mineral in rock) that determines the destination of the material during mining. For purposes of establishing "prospects of economic extraction," the cut-off grade is the grade that distinguishes material deemed to have no economic value (it will not be mined in underground mining or if mined in surface mining, its destination will be the waste dump) from material deemed to have economic value (its ultimate destination during mining will be a processing facility). Other terms used in similar fashion as cut-off grade include net smelter return, pay limit, and break-even stripping ratio.

Development stage issuer	An issuer that is engaged in the preparation of mineral reserves for extraction on at least one material property.

Development stage property	A property has mineral reserves disclosed, pursuant to S-K 1300, but no material extraction.

Economically viable	When used in the context of mineral reserve determination, this means that the qualified person has determined, using a discounted cash flow analysis, or has otherwise analytically determined, that extraction of the mineral reserve is economically viable under reasonable investment and market assumptions.

Exploration results	Data and information generated by mineral exploration programs (i.e., programs consisting of sampling, drilling, trenching, analytical testing, assaying, and other similar activities undertaken to locate, investigate, define or delineate a mineral prospect or mineral deposit) that are not part of a disclosure of mineral resources or reserves. A registrant must not use exploration results alone to derive estimates of tonnage, grade, and production rates, or in an assessment of economic viability.

Feasibility study	A comprehensive technical and economic study of the selected development option for a mineral project, which includes detailed assessments of all applicable modifying factors, as defined by this section, together with any other relevant operational factors, and detailed financial analysis that are necessary to demonstrate, at the time of reporting, that extraction is economically viable. The results of the study may serve as the basis for a final decision by a proponent or financial institution to proceed with, or finance, the development of the project.

Indicated Mineral Resource:	Part of a mineral resource for which quantity and grade or quality are estimated on the basis of adequate geological evidence and sampling. The level of geological certainty associated with an indicated mineral resource is sufficient to allow a qualified person to apply modifying factors in sufficient detail to support mine planning and evaluation of the economic viability of the deposit. Because an indicated mineral resource has a lower level of confidence than the level of confidence of a measured mineral resource, an indicated mineral resource may only be converted to a probable mineral reserve.

Inferred Mineral Resource:	Part of a mineral resource for which quantity and grade or quality are estimated on the basis of limited geological evidence and sampling. The level of geological uncertainty associated with an inferred mineral resource is too high to apply relevant technical and economic factors likely to influence the prospects of economic extraction in a manner useful for evaluation of economic viability. Because an inferred mineral resource has the lowest level of geological confidence of all mineral resources, which prevents the application of the modifying factors in a manner useful for evaluation of economic viability, an inferred mineral resource may not be considered when assessing the economic viability of a mining project, and may not be converted to a mineral reserve.

Material:	The term material, when used to qualify a requirement for the furnishing of information as to any subject, limits the information required to those matters to which there is a substantial likelihood that a reasonable investor would attach importance in determining whether to purchase the security registered.

Measured Mineral Resource:	That part of a mineral resource for which quantity and grade or quality are estimated on the basis of conclusive geological evidence and sampling. The level of geological certainty associated with a measured mineral resource is sufficient to allow a qualified person to apply modifying factors, as defined in this section, in sufficient detail to support detailed mine planning and final evaluation of the economic viability of the deposit. Because a measured mineral resource has a higher level of confidence than the level of confidence of either an indicated mineral resource or an inferred mineral resource, a measured mineral resource may be converted to a proven mineral reserve or to a probable mineral reserve.

Mineral Deposit or Mineralized Material:	A mineralized body which has been intersected by sufficient closely spaced drill holes and or underground sampling to support sufficient tonnage and average grade of metal(s) to warrant further exploration-development work. This deposit does not qualify as a commercially mineable ore body (reserves), as prescribed under SEC standards, until a final and comprehensive economic, technical, and legal feasibility study based upon the test results is concluded.

Mineral Reserve:	An estimate of tonnage and grade or quality of indicated and measured mineral resources that, in the opinion of the qualified person, can be the basis of an economically viable project. More specifically, it is the economically mineable part of a measured or indicated mineral resource, which includes diluting materials and allowances for losses that may occur when the material is mined or extracted.

Mineral Resource:	A concentration or occurrence of natural, solid, inorganic or fossilized organic material in or on the earth's crust in such form and quantity and of such a grade or quality that it has reasonable prospects for economic extraction. The location, quantity, grade, geological characteristics and continuity of a Mineral Resource are known, estimated or interpreted from specific geological evidence and knowledge.

Preliminary feasibility study or Pre-feasibility study	A comprehensive study of a range of options for the technical and economic viability of a mineral project that has advanced to a stage where a qualified person has determined (in the case of underground mining) a preferred mining method, or (in the case of surface mining) a pit configuration, and in all cases has determined an effective method of mineral processing and an effective plan to sell the product.

(1) A pre-feasibility study includes a financial analysis based on reasonable assumptions, based on appropriate testing, about the modifying factors and the evaluation of any other relevant factors that are sufficient for a qualified person to determine if all or part of the indicated and measured mineral resources may be converted to mineral reserves at the time of reporting. The financial analysis must have the level of detail necessary to demonstrate, at the time of reporting, that extraction is economically viable.

(2) A pre-feasibility study is less comprehensive and results in a lower confidence level than a feasibility study. A pre-feasibility study is more comprehensive and results in a higher confidence level than an initial assessment.

Probable Mineral Reserve:	The economically mineable part of an indicated and, in some cases, a measured mineral resource.

Proven Mineral Reserve:	The economically mineable part of a measured mineral resource and can only result from conversion of a measured mineral resource.

Tailings:	The material that remains after minerals have been processed to extract the valuable constituents from ore.

Ac-ft:	Acre feet
Cu:	Copper
g/t or gpt:	grams per tonne
IP:	Induced Polarization geophysical survey
NSR:	Net smelter return royalty
Oz:	Troy ounce
oz/t or opt:	Ounces per ton.
ppb:	Parts per billion
ppm:	Parts per million
RC:	Reverse Circulation
TCu:	Total Copper

CONVERSION TABLES

Conversion Table
Imperial			Metric

1 Acre	=	0.404686	Hectares
1 Foot	=	0.304800	Metres
1 Mile	=	1.609344	Kilometres
1 Ton	=	0.907185	Tonnes
1 Ounce (troy)/ton	=	34.285700	Grams/Tonne

Precious metal units and conversion factors

ppb	- Part per billion	1	ppb	=	0.0010	ppm	=	0.000030	oz/t
ppm	- Part per million	100	ppb	=	0.1000	ppm	=	0.002920	oz/t
oz	- Ounce (troy)	10,000	ppb	=	10.0000	ppm	=	0.291670	oz/t
oz/t	- Ounce per ton (avdp.)	1	ppm	=	1.0000	ug/g	=	1.000000	g/tonne
g	- Gram
g/tonne	- gram per metric ton	1	oz/t	=	34.2857	ppm
mg	- milligram	1	Carat	=	41.6660	mg/g
kg	- kilogram	1	ton (avdp.)	=	907.1848	kg
ug	- microgram	1	oz (troy)	=	31.1035	g

ITEM 1.  BUSINESS

Corporate History and General Information

Lion Copper and Gold Corp. (the "Company") was incorporated in British Columbia, Canada on May 11, 1993, under the name Acquaterre Mineral Development Ltd. On November 30, 1993, the Company changed its name to Aquaterre Mineral Development Ltd. and subsequently changed it to Quaterra Resources Inc. on November 13, 1997. On November 22, 2021, the Company changed its name to Lion Copper and Gold Corp.

The Company's registered and records office is located at Suite 1200 - 750 West Pender Street, Vancouver, British Columbia, Canada, V6C 2T8. Its head office is located at 517 West Bridge Street, Suite A, Yerington, NV, 89447.

We make available, free of charge, on or through our website at www.lioncg.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Exchange Act after such materials are filed with the SEC. The information contained on, or accessible through, our website is not incorporated by reference into this Annual Report and should not be considered part of this report.

Principal Business

We are a U.S.-focused copper exploration and development company whose operations are primarily on advancing its flagship Yerington Copper Project located in Lyon County, Nevada.

Nuton Earn-In Agreement

We have entered into an earn-in  agreement with Nuton LLC ("Nuton"), a  Rio Tinto venture, pursuant to which Nuton has the right to earn in a 65% interest in our Mason Valley copper projects, including the Yerington Copper Project, through staged funding and advancement of technical work programs totaling up to $59 million.

Nuton elected to proceed to the feasibility study stage and project permitting in November 2025 and provided a lump-sum payment of $30.5 million in January 2026 to fund ongoing technical, engineering, environmental and permitting activities at the Yerington Copper Project. Advancement beyond the current stage remains subject to future technical results, investment decisions and funding approvals by Nuton in accordance with the terms of the agreement.

The agreement provides for the formation of a joint venture upon Nuton satisfying specified earn-in conditions. Until such time, we retain ownership of and operational responsibility for the Yerington Copper Project.

The Yerington Copper Project is subject to risks associated with third-party funding arrangements, including Nuton's discretion to discontinue participation in accordance with the agreement. See "Item 1A, Risk Factors."

Our strategy is to advance the Yerington Copper Project through completion of a definitive feasibility study ("FS") and permitting, secure project financing and position the Project for construction and potential commercial production.

As of the date of this Annual Report, we have not commenced commercial mining operations and have no operating revenue. The amounts shown as mineral properties represent acquisition costs incurred to date, less amounts recovered and/or written off, and do not necessarily represent present or future values.

We have one material subsidiary, Quaterra Alaska Inc., which holds a 100% interest in Singatse Peak Services, LLC ("SPS").

Yerington Copper Project (the "Project")

Our principal asset is the Yerington Copper Project located in Lyon County, Nevada. The Project is an advanced-stage copper development project consisting of several deposits within a historic mining district.

In September 2025, we completed a Pre-Feasibility Study ("PFS") for the Project in accordance with NI 43-101 and subsequently filed with the SEC a Technical Report Summary ("TRS") pursuant to S-K 1300 in February 2026. These reports established mineral resources and mineral reserves and evaluated potential development of the Yerington Copper Project through open-pit mining and heap leach processing with solvent extraction and electrowinning.

Additional information regarding the Project, including mineral resources, mineral reserves, and technical information, is provided under "Item 2 - Properties" in this Annual Report.

Copper Market

Copper is a critical industrial metal widely used in electrical wiring, power transmission, construction, transportation, and renewable energy systems. Copper prices are typically quoted on the London Metal Exchange and are subject to significant volatility driven by global supply and demand dynamics, geopolitical developments, and activity in commodity markets.

We are not currently engaged in commercial copper production; however, the economic viability of our copper project is influenced by market conditions, including copper prices, operating costs, capital expenditures, and regulatory and permitting requirements.

Competitive Conditions

We compete with other peer companies for mineral properties, financing, and qualified key personnel. Many competitors are larger and have greater financial, technical and operational resources. As a result, we may face challenges in developing and operating our properties or obtaining financing on acceptable terms.

Government Regulation and Environmental Matters

Our exploration and development activities are subject to extensive federal, state and local laws and regulations in the United States that governing mineral rights, land use, water use, permitting, environmental protection, mine development, reclamation, waste management, worker health and safety and taxation. Compliance with these laws and regulations requires us to obtain and maintain numerous permits and approvals and do incur significant costs.

Federal Regulations

At the federal level, our activities are subject to various environmental and mining-related laws and regulations administered by agencies such as the Bureau of Land Management ("BLM"), the Environmental Protection Agency ("EPA") and other federal authorities. These include requirements under statutes such as the National Environmental Policy Act ("NEPA"), the Clean Water Act, the Clean Air Act and other environmental laws governing permitting, water discharge, air emissions and environmental review processes.

Nevada Regulation

At the state level, our activities are subject to regulation by Nevada state agencies, including the Nevada Division of Environmental Protection and the Nevada Division of Minerals. Nevada regulations address mine permitting, reclamation bonds, water rights, air quality and environmental compliance. These requirements may affect the timing and cost of advancing the Yerington Copper Project.

Government agencies have broad discretion in administering and enforcing these laws and regulations, and regulatory requirements may change over time. See "Item 1A. Risk Factors" for additional discussion of risks associated with environmental and regulatory matters.

Employees

As of March 31, 2026, we have eight full and part time employees and approximately 50 individuals engaged on a consulting basis, including technical and project personnel. Our operations and financial reporting processes are managed by our officers with oversight from the Board of Directors and the Audit Committee. We also retain geological, metallurgical, environmental and engineering consultants, as needed, to assist in evaluating our mineral properties and planning and executing work programs.

ITEM 1A.  RISK FACTORS

Investing in our common shares involves a high degree of risk. You should consider carefully the risks described below, together with the other information contained in this Annual Report, including our consolidated financial statements and related notes. If any of the following risks materialize, our business, financial condition, results of operations, and future prospects may be materially and adversely affected, and the market price of our common shares could decline.

The risks described below are not the only risks we face.

Risks Related to Our Business and Financial Condition

We have a history of losses, no revenue from mining operations and may never achieve profitability.

We have not generated revenue from mineral production and do not expect to do so in the foreseeable future. Our activities are speculative and capital-intensive, and we expect to continue incurring losses unless and until we achieve commercial production, which may never occur. Our ability to achieve profitability depends on successful completion of the feasibility study, permitting, project financing and development of the Yerington Copper Project.

We are dependent on a single material project, and any adverse development affecting the Project would materially harm our business.

Our principal asset is the PFS-level Yerington Copper Project in Nevada, and our business and prospects are highly dependent on its advancement. As a result, we are particularly exposed to risks affecting the Project, including unfavorable technical results, cost increases, engineering challenges, permitting delays, environmental or regulatory developments, declines in copper prices, financing constraints or changes in our option agreement with Nuton. If any of the foregoing occurs, it could materially and adversely affect our business, financial condition and results of operations.

Advancing the Project through a feasibility study may encounter unexpected technical challenges that could reduce projected economic returns, delay production, or require additional capital expenditures.

We rely significantly on our collaboration with Nuton

Advancement of the Yerington Copper Project depends significantly on the agreement with Nuton. Nuton has elected to proceed to the feasibility study stage and has provided a lump-sum payment of $30.5 million to us. Further advancement of the Project remains subject to future technical results, investment decisions and funding approvals by Nuton, which retains discretion regarding future participation. If Nuton elects not to proceed beyond the current stage in accordance with the agreement, we may not have sufficient financial or technical resources to advance the project independently.

We will require substantial additional capital to advance the Project.

Our development plan relies substantially on funding from Nuton and potentially other equity or debt financing. There is no assurance that Nuton or other sources will provide funding on acceptable terms or at all. Our ability to raise additional funds depends on market conditions, investor sentiment, copper prices and other factors. In the absence of such financing, we may delay or suspend planned activities or dispose of interests in our mineral properties.

Our investment in Falcon Copper Corp. and related valuation judgments may result in significant volatility in our financial results.

As of December 31, 2025, we deconsolidated Falcon Copper Corp. (“FCC”) and recognized a non-cash gain based primarily on the estimated fair value of our retained interest at the date of deconsolidation. FCC is a private, exploration-stage company with no active trading market for its shares. Accordingly, the initial carrying value of our retained investment, including an implied share price of $0.31, was determined using significant judgment and unobservable inputs.

In addition, warrants received in connection with the Falcon Butte transaction were valued using a Monte Carlo simulation model. This model incorporates assumptions such as expected volatility, probability of financing or development milestones, valuation caps, and market-based inputs. These assumptions are inherently uncertain and subjective. The related valuations are classified as Level 3 under ASC 820 – Fair Value Measurement.

Following deconsolidation, our investment in FCC is accounted for under the equity method. The carrying value is not remeasured to fair value but is adjusted for our share of FCC’s earnings or losses. FCC has a limited operating history and is dependent on future financing and the successful advancement of its mineral properties. As a result, if FCC’s performance or development outcomes differ from expectations, we may be required to record our share of losses or recognize impairment charges, which could be material.

There can be no assurance that the implied valuation of $0.31 per share will be realized or that the carrying value of our investment will be recoverable.

Risks Related to the Mining Industry

Our mineral resource and reserve estimates are subject to significant uncertainty and may not be realized.

Our estimates of mineral resources and mineral reserves for the Yerington Copper Project are based on geological modeling, engineering assumptions and economic analyses that involve significant judgment. These estimates may change as additional data becomes available, as further technical work is completed, or as economic conditions change.

There can be no assurance that mineral resources will be converted to mineral reserves or that mineral reserves will be ultimately mined or processed profitably. Differences between actual results and assumptions regarding ore grade, recovery rates, operating costs, capital expenditures, metallurgical performance, permitting, infrastructure or copper prices could materially affect the economic viability of the Project.

Fluctuations in copper prices may may adversely affect the economic viability of the Project.

The economic viability of the Yerington Copper Project depends significantly on copper prices, which are volatile and influenced by various factors. Although copper prices have improved in recent periods, there can be no assurance that such pricing levels will remain in the future. Sustained price declines could affect the economic viability of the Project, our ability to obtain financing and the market value of our common shares.

If developed, mining operations would be subject to significant risks.

Mining operations involve risks such as equipment failures, geotechnical instability, adverse weather conditions, labor disruptions and environmental incidents, which could result in operational disruptions and financial losses.

Our operations are subject to extensive environmental and permitting requirements.

Our exploration activities are regulated by federal, state and local authorities in the United States. Permitting delays, regulatory changes or compliance failures could materially affect our ability to advance our project. Compliance with environmental and other regulatory requirements may increase costs, delay schedules or limit operations.

Our properties may be subject to uncertain title.

Mineral properties may be subject to prior, and in some cases, not fully ascertainable unregistered agreements or transfers, and title may be affected by undetected defects. Title may be based upon interpretation of a country's laws, which may be ambiguous, inconsistently applied and subject to reinterpretation or change.

Risks Related to Our Securities and Capital Structure

Our largest shareholder has significant influence over our Company.

Our largest shareholder beneficially owns a substantial portion of our common shares and is able to influence the outcome of matters submitted to shareholders, including the election of directors and significant corporate transactions. This concentration of ownership may discourage a change in control and may not align with the interests of other shareholders.

Our share price may be volatile and trading volume may remain limited.

Our common shares trade on the Canadian Securities Exchange and the OTCQB, which generally have lower liquidity than major exchanges. Market volatility and limited trading volume may adversely affect investors' ability to buy or sell our shares.

Future equity issuances may dilute existing shareholders.

We may issue additional securities to finance operations. Such issuances may dilute existing shareholders and negatively affect our share prices.

Risks Related to Governance, Compliance and Reporting

As a Canadian company subject to U.S. reporting obligations, we are subject to complex compliance requirements.

We are incorporated in Canada and listed on the CSE and remain a registrant with the SEC as a domestic issuer. Because most of our directors and shareholders are based in the United States, we are no longer a foreign private issuer. As a result, we must comply with both Canadian and U.S. regulatory regimes, including periodic reporting, internal control and corporate governance requirements.

Compliance with these regulatory frameworks increases legal, audit and administrative costs and management time. Differences between U.S. and Canadian disclosure requirements may also increase the risk of errors or regulatory scrutiny. Failure to comply with applicable securities laws in either jurisdiction could result in enforcement actions, fines, penalties or reputational harm.

We are subject to risks associated with internal control over financial reporting.

Our financial reporting processes rely on a small management team supported by external service providers and advisors for certain complex accounting matters. While management believes appropriate oversight and review procedures mitigate these limitations, maintaining effective internal controls may become more challenging as the Company grows or undertakes more complex transactions. Failure to maintain effective internal controls could adversely affect investor confidence in our financial reporting and harm our business and reputation.

Overlapping leadership roles may give rise to conflicts of interest.

Our board currently consists of three members, and one director also serves as Chairman of Falcon Copper. Situations may arise in which such director has competing fiduciary duties when matters involve or affect both companies. Although we have governance policies in place, such conflicts may not always be resolved in our favor.

Cybersecurity threats could disrupt our operations and adversely affect our business.

We rely on information technology systems and third-party service providers for our operations. Despite the cybersecurity measures we have implemented, our systems and those of our service providers remain vulnerable to cyberattacks, including phishing, malware, ransomware and unauthorized access. A successful cybersecurity incident could result in operational disruptions, financial losses, theft or loss of sensitive data, reputational harm or regulatory exposure. In addition, responding to cybersecurity incidents could require significant management time and resources. See "Item 1C. Cybersecurity" for additional information.

Risks Related to Strategic Initiatives and Forward-Looking Statements

We may pursue strategic initiatives that involve execution risks.

We may evaluate financings, joint ventures, corporate reorganizations or exchange listings. These initiatives involve legal, financial and execution risks and may not be completed successfully.

Forward-looking statements involve significant risks and uncertainties.

Forward-looking statements are based on assumptions regarding commodity prices, technical outcome, financing availability, permitting timelines and other factors. Actual results may differ materially.

Global economic conditions may adversely affect our business.

Economic uncertainty, inflation, rising geopolitical tensions and conflicts, may impair our access to capital and negatively impact our operations.

Tax Risks

The Company is possibly a "passive foreign investment company", which would likely have adverse U.S. federal income tax consequences for U.S. shareholders.

If the Company is or becomes a "passive foreign investment company," its U.S. investors may suffer adverse U.S. income tax consequences.

Generally, for any taxable year, if at least 75% of the Company's gross income is passive income, or at least 50% of the value of the Company's assets (generally determined based on a weighted quarterly average) is attributable to assets that produce, or are held for the production, of passive income, the Company will be a "passive foreign investment company" ("PFIC") for U.S. federal income tax purposes. For purposes of these tests, passive income generally includes dividends, interest, certain gains from the sale of investment property, and certain rents and royalties, and passive assets generally include cash. Additionally, the Company generally will be treated as directly holding and receiving its proportionate share of the assets and income, respectively, of any corporation in which it owns, directly or indirectly, 25% of its stock by value. If the Company is a PFIC for any taxable year, certain U.S. investors may suffer adverse tax consequences, including ineligibility for preferential tax rates on capital gains or dividends, interest charges on certain taxes treated as deferred, and additional tax reporting requirements.

The Company's PFIC status generally will depend on the nature and composition of the Company's income and assets and the value of the Company's assets (which generally will be determined based on the fair market value of each asset, with the value of goodwill determined in large part by reference to the market value of the Company's stock from time to time, which may be volatile). If the Company's market capitalization declines while it holds a substantial amount of cash for any taxable year, the Company may be a PFIC for such taxable year. The manner and timeframe in which the Company spends the cash it raises in any offering, the transactions it enters into, and how the Company's corporate structure may change in the future will affect the nature and composition of the Company's income and assets. Based on the nature and composition of the Company's income and assets and the value of the Company's assets, including goodwill, the Company believes it may be classified as a passive foreign investment company up to and including the taxable year ended December 31, 2025, and based on current business plans and financial projections, management believes there is a possibility that we could be classified as a PFIC during the current taxable year. If we are classified as a PFIC for any year during a U.S. shareholder's holding period, then such U.S. shareholder generally will be required to treat any gain realized upon a disposition of common shares, or any so-called "excess distribution" received on their common shares, as ordinary income, and to pay an interest charge on a portion of such gain or distributions, unless the shareholder makes a timely and effective "qualified electing fund" ("QEF Election") or a "mark-to-market" election with respect to the common shares. A U.S. shareholder who makes a QEF Election generally must report on a current basis its share of the net capital gain and ordinary earnings for any year in which the Company is a PFIC, whether or not the Company distributes any amounts to its shareholders. U.S. shareholders should be aware that there can be no assurance that the Company will satisfy record keeping requirements that apply to a QEF Election, or that the Company will supply U.S. shareholders with information that such U.S. shareholders require to report under the QEF Election rules, in event that the Company is a PFIC and a U.S. shareholder wishes to make a QEF Election. Thus, U.S. shareholders may not be able to make a QEF Election with respect to their common shares. A U.S. shareholder who makes the mark-to-market election generally must include as ordinary income each year the excess of the fair market value of the common shares over the taxpayer's basis therein. This paragraph is qualified in its entirety by the discussion below in "Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Certain U.S. Federal Income Tax Considerations for U.S. Residents." Each U.S. shareholder should consult his or her own tax advisor regarding the U.S. federal, U.S. state and local, and foreign tax consequences of the PFIC rules and the acquisition, ownership, and disposition of common shares.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.  CYBERSECURITY

We maintain a cybersecurity program designed to identify, assess, manage and respond to cybersecurity risks that could result in operational disruption, financial loss or unauthorized access to data. The program includes system access controls, data backup procedures, cybersecurity insurance and disaster recovery capabilities intended to support business continuity. We also monitor emerging cybersecurity threats and evaluates potential incidents to determine materiality and appropriate response actions.

Responsibility for assessing and managing cybersecurity risks resides with the Company's management team. Management oversees the Company's cybersecurity risk management processes, monitors potential threats and coordinates responses to cybersecurity incidents in accordance with established procedures. Information technology general controls, including those designed to mitigate cybersecurity risks, are incorporated into management's evaluation of internal control over financial reporting.

Cybersecurity risks are considered as part of the Company's enterprise risk management processes and are reviewed periodically by the Company's board of directors. Management also provides periodic updates to the board regarding the Company's cybersecurity program and related risks.

We are not aware of any cybersecurity incidents that have materially affected or are reasonably likely to materially affect our business. However, despite the security measures implemented, our information systems, and those of our third-party service providers, remain vulnerable to cybersecurity threats. A successful cyberattack or other security incident could have a material adverse effect on our business, financial condition and results of operations.

ITEM 2.  PROPERTIES

Summary

We are an exploration and development stage company engaged in advancing copper properties in Nevada, United States. We hold our only material mineral property, the Yerington Copper Project located in Lyon County Nevada, through our wholly owned U.S. subsidiary, Singatse Peak Services LLC ("SPS").

As of December 31, 2025, we held interests in the following mineral properties:

Project/Property name	Location	Deposit Type	Type of Interest	Acres/Hectares	Property Stage	Ownership/ Operator	Materiality
Yerington Copper Project Yerington Pit MacArthur Pit Bear Deposit	Lyon County Nevada, USA	Copper	5 fee simple parcels; 82 patented mining claims; 1,155 unpatented lode and placer mining claims	26,464.59 acres	Pre-feasibility	SPS (Nuton earn-in)	Material
Hunewill	Lyon County Nevada, USA	Copper	1 fee simple parcel	39.14 acres	Exploration	SPS	Not Material
Wassuk	Lyon County Nevada, USA	Copper	310 unpatented lode mining claims	6,400 acres	Exploration	SPS (Nuton earn-in)	Not Material
Copper Canyon	Lyon County Nevada, USA	Copper	60 unpatented lode mining claims	1,240 acres	Exploration	SPS	Not Material
Butte Valley Royalty	White Pine County, Nevada, USA	Copper	1405 unpatented mining claims; 1% Net Smelter Royalty; buydown to 0.5% for US $15 million	39,000 acres	Exploration	Blue Copper Royalties LLC	Not Material
Nieves Project Interest	Zacatecas, Mexico	Silver	5% net profits interest	12,064 hectacres	Exploration	Blue Copper Royalties LLC	Not Material

Yerington Copper Project

Our principal asset is the Yerington Copper Project located in Lyon County, Nevada, a historic copper mining district with established infrastructure. The Project comprises multiple deposits, including the Yerington, MacArthur and Bear deposits, and consists of fee lands, patented mining claims and unpatented mining claims covering approximately 26,465 acres.

The Project is subject to the earn-in option agreement with Nuton described under "Item 1. Business."

In September 2025, we completed a PFS for the Project prepared in accordance with NI 43-101 standards. In February 2026, we filed with the SEC a TRS under S-K 1300. These reports evaluate development of the Project through conventional open-pit mining and heap leach processing with solvent extraction and electrowinning.

The PFS and TRS established mineral resources and mineral reserves and support a projected mine life of approximately 12 years with average annual payable copper production of approximately 120 million pounds. Additional technical and economic information regarding the Project, including mineral resources, mineral reserves and development assumptions, is contained in the TRS filed as an exhibit to this Annual Report.

The Project remains at the development stage. Advancement toward construction remains subject to completion of a feasibility study, permitting, financing and other factors described under "Item 1A. Risk Factors."

Project Location and Access

The Yerington Copper Project is located near the geographic center of Lyon County, Nevada, US, along the eastern flank of the Singatse Range. The Project includes both the historic Yerington Property and the historic MacArthur open pit located approximately 4.5 miles to the northwest. The Project is bordered on the east by the town of Yerington, Nevada, which provides access via a network of paved and gravel roads that were used during previous mining operations.

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

Yerington Copper Project Location

Source:  Tetra Tech, 2014

The Yerington Copper Project consists of three property areas that are considered Material Properties within the project area, the Yerington pit, the MacArthur pit, and the Bear deposit.

Regional Layout Map

Source: Lion CG, 2025

Project Stage

The Project is a Pre-feasibility stage project with Mineral Reserves and Resources at the Yerington (which includes the Yerington pit and Vat Leach Tailings) and MacArthur deposits at the Project.

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

Water Rights

On March 13, 2025, we announced the successful negotiation of a Settlement Agreement with the Nevada Division of Water Resources and the Nevada State Engineering (collectively, the "State") to reinstate 3,452.8 ac-ft of previously forfeited water rights essential for the development of the Yerington Copper project. As a result, the State has officially rescinded its notice of forfeiture, thus restoring all our owned 6,014.5 ac-ft of water rights to good standing. This Settlement Agreement effectively terminates the legal proceedings initiated by us to defend its water rights.

Property Claims

The Yerington Project consists of 5 fee simple parcels and 82 patented mining claims totaling 2,767.59 acres, and 1,155 unpatented lode and placer claims totaling 26,464.59acres. The unpatented claims are located on lands administered by the US Department of Interior, Bureau of Land Management (BLM).

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

A portion of the claims around the historic MacArthur mine were acquired by exercising a "Mining Lease with Option to Purchase". The original purchase option dated September 13, 2005, between North and us, as amended, was exercised on February 9, 2015. Our purchase is subject to a two percent NSR with a royalty buy down option of $1,000,000 to purchase one percent of the NSR, leaving a perpetual one percent NSR.

A portion of the MacArthur claim group is also included in the area referred to as the "Royalty Area" in our purchase agreement for the acquisition of Arimetco's Yerington properties. Under this agreement, MacArthur claims within this area (as well as the Yerington properties) are subject to a two percent NSR production royalty derived from the sales of ores, minerals and materials mined and marketed from the Property up to $7,500,000.

Ownership of the patented claims and private land is maintained through payment of county assessed taxes, while unpatented lode claims staked in the United States require a federal annual maintenance fee of $200 each, due by 12:00 pm (noon) on September 1 of each year. Further, each unpatented claim staked in Nevada requires an Intent to Hold fee of $15.00, plus filing fees, due by November 1 of each year payable to the County Recorder of the appropriate Nevada county. All SPS claims are current.

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

Geology, Mineralization and Deposit

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

Yerington Deposit

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

MacArthur Deposit

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

Bear Deposit

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

Exploration History

Exploration activities at the Yerington Copper Project have been conducted by the Company and prior operators over several decades and include geological mapping, geophysical surveys, drilling and metallurgical testing. These historical and recent programs support the current geological interpretation and the mineral resource and reserve estimates presented in the TRS. The Company expects to continue technical and development work programs as part of advancing the Yerington Copper Project.

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

The Yerington Property is undergoing active remediation of the former Anaconda and Arimetco mining operations (brownfield site). Atlantic Richfield Company (ARC) has the responsibility for remediation at the Yerington Property. Prior to acquiring the Yerington Property in 2011, SPS performed due diligence following guidelines of a BFPP defense to shield SPS from legacy liabilities. In 2009, the State of Nevada, EPA and BLM issued letters outlining activities SPS needed to take to achieve and maintain BFPP status under State and Federal law. SPS continues to perform the activities to maintain the BFPP status. SPS entered into a Master Agreement with ARC effective June 1, 2015, that outlines the parties' responsibilities concerning cooperation, access, property rights, liabilities, federal land acquisition, preservation of SPS's property and mineral rights and coordination of the use of the brownfield site by ARC to complete remedial actions and by SPS for exploration, mining, and mineral processing activities. These agreements reduce SPS's risks regarding environmental liabilities from past exploration, mining and mineral processing which took place at the Yerington brownfield site prior to SPS's acquisition in 2011. These agreements allow SPS to proceed with mine development and operation in parallel with ARC's ongoing remediation activities. Areas of the Yerington Property that are included in the proposed Yerington Copper Project are envisioned to be reclaimed as part of mine closure and covered by a new reclamation bond. Synchronization of remediation with mining will be ongoing and refined during the next stage of mine development.

SPS intends to reclaim disturbed areas resulting from activities associated with the Project in accordance with BLM Surface Management and the State of Nevada NDEP regulations. The State of Nevada requires development of a Reclamation Plan for any new mining project and for expansions of existing operations meeting requirements to return mined lands to a productive post-mining land use.

Drilling

Yerington Deposit

Our 2011 drilling program totaled 21,887 feet in 42 holes. That included 6,871 feet of core: 14 HQ (2.5-inch) core holes, which includes one hole (SP-010) collared in PQ (3.345-inch) and reduced to HQ at 147 feet. Reverse circulation (RC) drilling totalled 15,016 feet in twenty-eight 4.5-inch RC holes. Fourteen core holes and four RC holes were drilled to twin Anaconda core holes, while the remaining 24 RC holes were targeted for expansion of mineralization laterally and below historic Anaconda drill intercepts along the perimeter of the Yerington pit.

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

The 2017 and 2022 drilling focused on deeper drill holes to confirm the extents of mineralization. We completed an additional seven holes totalling 15,636.7 feet. Four of the holes were pre-collared using RC and changed to HQ sized core.

Diamond drilling was completed at Yerington in 2024 totaling 3,457.5 ft of drilling in four core drill holes which were targeted for expansion and resource upgrade.

In 2025, geotechnical 8.25-inch outside diameter hollow stem auger drilling was completed at Yerington to characterize subsurface conditions in citing a heap leach facility. In total, 14 drill holes were completed, totalling 1,359 feet.

MacArthur Deposits

From 2007 through to 2010, we completed an extensive drilling program of 123,005 feet in 375 drill holes including 28,472 feet of core over 32 holes and 94,533 feet of RC drilling over 343 holes. Our initial objective was to verify and expand the MacArthur oxide resource, as defined by the 1970's Anaconda drilling.

Taking into account minor secondary chalcocite intersected in the few Anaconda drill holes that reached depths greater than 300 feet, we successfully targeted a deeper chalcocite zone in step out holes from the MacArthur pit area. The program expanded the oxide mineralization, and encountered a large, underlying tabular blanket of mixed oxide-chalcocite mineralization. Our deeper drillholes testing the western and northern margins of the chalcocite mineralization encountered primary copper sulfide mineralization below the chalcocite blanket.

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

In 2011, 3,275 feet of PQ size core was drilled at 26 sites for the purpose of metallurgical test work. PQ holes twinned existing RC and core holes.

In 2021, 5,147 feet of exploration drilling in ten holes was completed, and 4,445 feet of PQ size core was drilled in thirteen holes for metallurgical sampling.

In 2024, 6,165 feet of exploration drilling in 18 reverse circulation drill holes was completed.

Bear Deposit

We have drilled 10 holes totalling 34,283.5 feet at the Bear since 2015. The drill holes were pre-collared using sonic, reverse circulation or rotary drilling prior to core drilling. Drilling was focused on expanding the Bear deposit to the northeast and to the northwest.

Residuals Drilling

Numerous sites of low-grade mineralization and waste dumps are present at the Yerington. Some of these have been sampled, post deposition, to determine an average grade and to conduct metallurgical testing. One area is included in the mineral reserve and resource estimate:

  Vat Leach Tailings (VLT) which are low-grade oxide tailings that lie northwest of the Yerington pit

Vat Leach Tailings

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

Metallurgical Testing

Yerington and MacArthur oxide materials are well-suited to standard heap leaching. The projected operational scaled-up copper recoveries for these oxide materials are approximately 68% for Yerington and 46-59% for MacArthur, with expected net acid consumption of approximately 15 lb/ton and 20-42 lb/ton, respectively. The VLT projected operational scaled-up copper recovery is 69% with a net acid consumption of 15 lb/ton.

Primary sulfide materials at Yerington will be processed using Nuton® technologies The projected operation scaled-up copper recovery is 73% with a net acid consumption of 30 lb/t.

Yerington Deposit

Oxide and sulfide at Yerington will be processed using separate heap leach pads.  Oxide material will be processed using modern oxide heap leaching techniques, while the sulfides will be processed using Nuton® methods.

The metallurgical Nuton testing on Yerington sulfide materials remains ongoing.

Several synergies exist that improve the metallurgical performance of oxide materials while simultaneously reducing operating costs for both the oxide and sulfide leach methods.

MacArthur Deposits

Oxide material from MacArthur will be placed Run of Mine on a separate leach pad, optimized adjacent to the MacArthur pits.

Mineral Resources

Resource Estimation Methodology

The reserve and resource pit shells were completed with various input parameters including estimates of the expected mining, processing, and G&A costs, as well as metallurgical recoveries, pit slopes and reasonable long-term metal price assumptions. AGP worked together with Lion CG and the study team personnel to select appropriate operating cost parameters for the open pits.

The mining costs are based on cost estimates for equipment from vendors specific to the Yerington Copper Project and previous studies completed by AGP. Process feed material is sent to separate destinations and the costs reflect that. The mining cost estimates are based on the use of 102-ton trucks using an approximate waste dump configuration to determine incremental hauls for process feed and waste.

Geotechnical sectors used for the Yerington resource were based on AGP's 2023 review of past operating reports. Pit slopes ranged from 40-45 degrees. For the MacArthur area pits a slope of 40 degrees was applied.

Process costs and recoveries by feed type were provided by Samuels Engineering. Metallurgical recoveries ranged from 70% for oxide materials and 74% for sulfide materials for the Yerington resource areas. Recoveries for the MacArthur resources are 55% for the MacArthur domain, 53% for the North Ridge domain, and 54% for the Gallagher domain.

Total copper grades are used in the revenue calculations with the appropriate recoveries applied to them.

For block valuation, a Net Smelter Rate ("NSR") ($/t) was determined for every block and used with the Lerchs-Grossman routine within Mine Plan.

A variable cut-off grade of 0.04% TCu for oxide material and 0.08% TCu for sulfide material was determined for the Yerington Deposit. For the MacArthur Deposit, a cut-off grade of 0.05% TCu was used for the MacArthur domain and a 0.06% TCu cut-off for the North Ridge domain, and a 0.07% TCu cut-off was used for the Gallagher domain. For the VLT a cut-off of 0.03% TCu was used. For all deposits, a copper metal price of US$4.40/lb was utilized and based on historic average price (determined October 2024) of US$3.90/lb Cu escalated approximately 15%. Net price after smelting, refining, and transportation is US$4.22/lb Cu.

Yerington Deposit

The mineral resources were classified in accordance with S-K 1300 definitions. The Yerington Deposit Mineral Resource estimate involved assay analyses and the interpretation of a geologic model which describes the spatial distribution of copper within the Yerington Deposit. Interpolation parameters were defined based on geological considerations, drill hole spacing, and geostatistical analysis of the data. Classification of the Yerington Deposit Mineral Resources was done based on their proximity to sample locations and their suitability for mining production. The 2023 Yerington Copper Project Mineral Resource amenable to open pit extraction was reported at 0.04% total copper (TCu) cut-off grade for oxide mineralization and 0.08% TCu cut-off grade for sulfide mineralization.

Mineral Resources are not Mineral Reserves do not have demonstrated economic viability. This estimate of Mineral Resources may be materially affected by environmental permitting, legal, title, taxation, sociopolitical, marketing, and other relevant issues.

The updated Mineral Resources for the Yerington Deposit are as follows: Measured Resources of 121.7 MTons at 0.27 TCu%; Indicated Resources of 323.3 MTons at 0.21 TCu%; and Inferred Resources of 108.5 MTons at 0.15 TCu%. The Mineral Resource is current on December 31, 2025.

Yerington Deposit - Summary of Copper Mineral Resources at the End of the Fiscal Year Ended December 31, 2025

Material	Cut-off Grade (TCu%)	Tons (kt)	TCu%	Copper (Mlbs)
Measured Oxide	0.04	37,531	0.21	157.6
Measured Sulfide	0.08	84,163	0.30	505.0
Measured Total		121,694	0.27	662.6
Indicated Oxide	0.04	60,043	0.16	192.1
Indicated Sulfide	0.08	263,230	0.22	1,158.2
Indicated Total		323,273	0.21	1,350.3
Measured+Indicated Oxide	0.04	97,574	0.18	349.7
Measured+Indicated Sulfide	0.08	347,393	0.24	1,663.2
Measured+Indicated Total		444,967	0.23	2,013.0
Inferred Oxide	0.04	40,9167	0.12	98.2
Inferred Sulfide	0.08	67,576	0.17	229.8
Inferred Total		108,493	0.15	328.0

Notes: Mineral resources are reported in situ and the effective date is March 17, 2025. Mineral resources are not mineral reserves and do not demonstrate economic viability.

Mineral resources are reported within a conceptual pit shell that used the following input parameters: a variable break-even economic cut-off grade of 0.04 % TCu and 0.08% TCu, for oxide and sulfide material respectively, based on assumptions of a net copper price of US$4.22 per pound (after smelting, refining, transportation, and royalty charges), 70% recovery in oxide material, 74% recovery in sulfide material, base mining costs of $2.49/st for oxide and $2.22/st for sulfide, and processing plus G&A costs of $2.00/st for oxide and $4.44/st for sulfide.

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

The mineral resource estimates were classified in accordance with the definitions in S-K 1300. The VLT block model TCu was interpolated using inverse distance weighting to the second power methods (ID2). The resource classification was applied based on the distance to nearest composite reported for the ID2 interpolation.

Mineral Resources are not Mineral Reserves do not have demonstrated economic viability. This estimate of Mineral Resources may be materially affected by environmental permitting, legal, title, taxation, sociopolitical, marketing, and other relevant issues.

The 2023 VLT Mineral Resource amenable to open pit extraction was reported at 0.03% TCu cut-off grade. The updated VLT Mineral Resource is as follows: Indicated Resources of 36.5 Mtons at 0.09% TCu and Inferred Resources of 26.4 Mtons at 0.09% TCu. The Mineral Resource is current as of December 31, 2024.

VLT - Summary of Copper Mineral Resources at the End of the Fiscal Year Ended December 31, 2025

Class	Cut-off Grade (TCu%)	Tons (kt)	TCu%	Copper (Mlbs)	ASCU%	ASCU (Mlbs)
Indicated	>= 0.03	36,512	0.09	65.7	0.05	36.5
Inferred	>= 0.03	26,420	0.09	47.6	0.05	28.4

Notes: Mineral resources reported for the VLT are for surficial deposits and not in situ. Effective date for this Mineral Resource estimate is March 17, 2025.

The 2025 Mineral Resource estimate uses a break-even economic cut-off grade of 0.03 % TCu based on assumptions of a net copper price of US$4.22 per pound (after smelting, refining, transportation, and royalty charges) and 75% recovery in oxide material.

Mineral Resources are not Mineral Reserves and do not demonstrate economic viability.

The Mineral Resource estimate is reported from within the resource pit shell containing Indicated and Inferred Mineral Resources.

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

A variable cut-off grade was utilized. A 0.05% TCu cut-off was used for the MacArthur domain, a 0.06% TCu cut-off for the North Ridge domain, and a 0.07% TCu cut-off for the Gallagher domain. The MacArthur block model TCu was interpolated using inverse distance weighting to the third power (ID3).

Mineral Resources are not Mineral Reserves do not have demonstrated economic viability. This estimate of Mineral Resources may be materially affected by environmental permitting, legal, title, taxation, sociopolitical, marketing, and other relevant issues.

The Mineral Resources for the MacArthur Deposit are: Measured Resources of 163.3 MTons at 0.18 TCu%; Indicated Resources of 155.1 MTons at 0.15 TCu%; and Inferred Resources of 23.2 MTons at 0.15 TCu% (Table 5). The Mineral Resource is current as of December 31, 2024.

MacArthur - Summary of Copper Mineral Resources at the End of the Fiscal Year Ended December 31, 2025

Class	Tons (kt)	TCu%	Copper (Mlbs)
Measured	163,333	0.18	577.8
Indicated	155,086	0.15	471.6
Sum Measured+Indicated	318,419	0.17	1,049.4
Inferred	23,169	0.15	67.9

Notes:

Mineral resources are reported in situ and are current as of March 17, 2025.

Mineral resources are not mineral reserves and do not have demonstrated economic viability.

Herb Welhener, Vice president of IMC is qualified person for the MacArthur Mineral Resource estimate.

Mineral resources are reported within a conceptual pit shell that uses the following input parameters:

Metal price of $4.40/lb Cu; process costs between $1.67 and $2.14/st; and base mining costs for heap tonnage of $2.49/st and $2.53/st for waste,

Recovery of Total Copper in redox zones of leach cap, overburden, oxide and mixed: MacArthur domain 55%, North Ridge domain 53%, Gallagher domain 54%, recovery in sulfide redox = 0%

Cut-off grade: for leach cap, overburden, oxide and transition is 0.05% TCu in MacArthur, 0.06% Tcu in North Ridge and 0.07% Tcu in Gallagher

Total resource shell tonnage = 438,601ktons

Mineral Reserve Estimates

Only Measured and Indicated resources were used for Mineral Reserve Estimation. Pit optimization shells were completed for each area. These were plotted to determine the ultimate shell for pit design purposes and help in the pit development phase determination.

A restriction was placed on the pit optimization runs for the Yerington pit so that pit shells were not expanded to the east past the highway into proximity with the Walker River. The existing pit crest was used as that limit. The shell chosen for the Yerington pit design was Revenue Factor (RF) = 0.9 or $3.51/lb copper. This is where 98% of the RF=1 pit revenue was achieved, with only 67% of the waste material needed to be moved.

For the VLT area, pits were generated, but the RF=1 pit was selected to fully remove the material where the sulfide heap leach facility would be placed. In later phased expansions, the sulfide facility will expand onto the current VLT location.

Pit optimization for the MacArthur area was completed in the same manner. Various pits were examined from a phasing perspective, but the RF=1.0 pit was selected as a single phase. This shell was used for the designs in all three areas (MacArthur, Gallagher, and North Ridge) of MacArthur.

A cut-off was applied to each pit as follows: Yerington pit - 0.05% TCu, VLT pit - 0.03% TCu, MacArthur pit - 0.05% TCu, Gallagher pit - 0.07% TCu, and North Ridge pit - 0.06% TCu. A US$3.90/lb copper price was used for each area.

Yerington Deposit - Summary of Copper Mineral Reserves at the End of the Fiscal Year Ended December 31, 2025

Pit Area		Proven			Probable			Total
Ore Type	Cutoff Grade (Cu%)	Tons (kt)	Grade (Cu%)	Copper (Mlbs)	Tons (kt)	Grade (Cu%)	Copper (Mlbs)	Tons (kt)	Grade (Cu%)	Copper (Mlbs)
Yerington Area
Yerington Pit
Oxide	0.05	34,295	0.22	148.3	41,785	0.16	137.6	76,080	0.19	285.9
Sulfide	0.09	81,037	0.30	481.1	152,761	0.24	732.3	233,798	0.26	1,213.3
VLT
Oxide	0.03	-	-	-	31,896	0.09	55.6	31,896	0.09	55.6
Sulfide	-	-	-	-	-	-	-	-	-	-
Yerington Subtotal
Oxide	0.05	34,295	0.22	148.3	73,681	0.13	193.1	107,976	0.16	341.5
Sulfide	-	81,037	0.30	481.1	152,761	0.24	732.3	233,798	0.26	1,213.3

MacArthur Area
MacArthur
Oxide	0.05	89,425	0.19	330.9	27,185	0.16	87.3	116,610	0.18	418.3
Sulfide	-	-	-	-	-	-	-	-	-	-
Gallagher
Oxide	0.07	3,237	0.22	13.9	5,527	0.18	20.3	8,764	0.20	34.2
Sulfide	-	-	-	-	-	-	-	-	-	-
North Ridge
Oxide	0.06	17,563	0.19	66.8	21,840	0.15	65.9	39,403	0.17	132.7
Sulfide	-	-	-	-	-	-	-	-	-	-
MacArthur Area Subtotal
Oxide		110,224	0.19	411.7	54,553	0.16	173.5	164,777	0.18	585.2

Sulfide	-	-	-	-	-
Reserves Total
Total
Oxide	144,519	0.19	560.0	128,234	0.14	366.7	272,753	0.17	926.7
Sulfide	81,037	0.30	481.1	152,761	0.24	732.3	233,798	0.26	1,213.3
Total	225,556	0.23	1,041.1	280,995	0.20	1,099.0	506,551	0.21	2,140.0

Note: This mineral reserve estimate has an effective date of May 31, 2025, and is based on the mineral resource estimates for Yerington and VLT dated March 17, 2025, by AGP Mining Consultants Inc. and MacArthur Area Pits dated March 17, 2025, by Independent Mining Consultants Inc. The Mineral Reserve estimate was completed under the supervision of Gordon Zurowski, P.Eng. of AGP, who is a Qualified Person as defined under NI 43-101. Mineral Reserves are stated within the final pit designs based on a $3.90/lb copper price.

The copper cutoff grades used were:

Yerington Pit - 0.05% copper (oxide ROM), 0.09% copper (sulfide)

VLT Pit - 0.03% copper (oxide ROM)

MacArthur - 0.05% copper (oxide ROM)

Gallagher Pit - 0.07% copper (oxide ROM)

North Ridge Pit - 0.06% copper (oxide ROM)

Open pit mining costs varied by area and elevation with waste of $2.53/t, oxide material at $2.49/t and sulfide at $2.22/t.  Incremental costs of $0.027/25ft bench were applied below the 4225-foot elevation for waste and oxide and 0.024/t for sulfide material below the 4225-foot elevation.

Processing costs were based on the use of an acid plant at site with crushing for sulfide material. The processing costs by pit area were:

Yerington Pit - $2.00/t ore (oxide ROM), $4.44/t (sulfide)

VLT Pit - $1.34/t ore (oxide ROM)

MacArthur - $1.67/t ore (oxide ROM)

Gallagher Pit - $2.14/t ore (oxide ROM)

North Ridge Pit - $1.73/t ore (oxide ROM)

G&A costs were $0.49/t ore.

Process copper recoveries varied by material and area and were as follows:

Yerington Pit - 70% (oxide ROM), 74% (sulfide)

VLT Pit - 75% (oxide ROM)

MacArthur - 55% (oxide ROM)

Gallagher Pit - 54% (oxide ROM)

North Ridge Pit - 55% (oxide ROM)

Mining Methods

Open pit mining offers the best approach for development of the deposits based on the size of the resource, tenor of the grade, grade distribution and proximity to topography for the deposits.

The PFS mine schedule totals 506.6 Mt of heap leach feed grading 0.21% copper over a processing life of just under 12 years. Open pit waste tonnages from the various areas total 159.8 Mt and will be placed into waste storage areas adjacent to the open pits. The overall open pit strip ratio is 0.32:1 (waste: heap feed).

Three heap leach facilities will be used to provide copper solution to the processing (SX/EW) facilities.  The sulfide HLF located near the Yerington pit will utilize the Nuton process for the leaching of sulfide feed from the Yerington pit. The Nuton facility will have a peak feed rate of 35 Mtpa through a crushing plant.  The Yerington pit is the only supply of sulfide material for the PFS. The other process stream will employ conventional oxide copper leaching technology with ROM material. One oxide HLF will be located at Yerington for the Yerington oxide and VLT material while the other oxide HLF will be adjacent to the MacArthur pits.

The current mine plan includes minimal pre-stripping as the bottom of the existing pit still contains material suitable for placement on a HLF with conventional leaching and use of the Nuton process for the sulfide materials.

The open pit mining starts in Year 1 and continues uninterrupted until early in Year 12.

Conventional mining equipment was selected to meet the required production schedule, with additional support equipment for road, waste rock storage, and pit bench maintenance as is typical in an open pit mine.

Drilling will be completed with down-the-hole-hammer (DTH) electric drills with 6¾" bits. A smaller 5½" drill is used for tighter working areas. The primary loading units will be 21 yd³ electric hydraulic shovels. Additional loading will be completed by 15 yd³ loaders. It is expected that one of the loaders will be at the primary crusher for most of its operating time. The haulage trucks will be conventional 100-ton rigid body trucks.

Mineral Processing & Metallurgical Testing

Copper mineralization at the Yerington Copper Project exhibits characteristics typical of deposits in the Western United States. The unique orientation of the mineralized zones and the existence of both the Yerington and MacArthur deposits allows for the potential to process oxide, transitional and sulfide copper ores simultaneously.

Recent advances in processing technology, particularly the Nuton® process, show improvements in recovering lower grade copper sulfide ores using bio-leaching technology without the need for flotation concentration and smelting. Modelling and associated test work confirm that copper recoveries up to 77% are achievable on primary Yerington sulfide ore using Nuton Technology.

Current test campaigns are optimizing Nuton Technology and evaluating synergies across flowsheets that incorporate heap leach processing of oxide, transitional and sulfide ore.

Metallurgical copper extraction and recovery estimates for the Yerington Copper Project are summarized in the Yerington Copper Project Projected Recoveries by Deposit/Ore Type/Process. These projections are based on metallurgical test campaigns and data from historical operations at the Yerington project site.

Yerington Copper Project Project Recoveries by Deposit/Ore Type/Process(1)

Deposit	Feed Type	Crush Size	TCu Extraction	TCu Recovery w/ Operational Scale-up Factor	Net Acid Consumption (lb./t)
MacArthur	Oxide: MacArthur	ROM	64%	59%	20
	Oxide: Gallagher	ROM	54%	46%	42
	Oxide: North Ridge	ROM	55%	46%	38
Yerington	Oxide	ROM	74%	68%	15
	Residual: VLT	As Received	75%	69%	15
	Primary Sulfide	0.4-in. p80	77%	73%	30

(1) Based on metallurgical test work campaigns

Planned Infrastructure

The MacArthur and Yerington Sites have similar infrastructure, with Yerington as the main operating site. The major operating and administrative infrastructure will be located at Yerington Site.

Both MacArthur and Yerington Sites will have the following:

  Mine Pit(s)
  HLFs
  Waste Rock and Storage Facility (WRSF)
  Raffinate pond
  Pregnant Leach Solution (PLS) pond
  PLS event pond
  Solvent Extraction (SX) facility
  Pit dewatering and deep well water pumps
  Overhead power lines with connection to existing substations
  Railroad spur and railroad offloading
  Haul Roads
  Service Roads

The shared infrastructure between the two Sites includes:

  Railroad
  Connecting Service Road
  Intra-site pipelines

The Yerington Site will have the following additional infrastructure:

  Yerington Stockpiles: coarse ore and fine ore
  Truck shop
  Administrative buildings
  Crushing and Agglomeration circuit
  Common Electrowinning (EW) facility
  Water Treatment Plant
  Acid Plants (2)
  Cogeneration Plants (2)
  Fuel storage

Project Permitting

The Yerington and MacArthur Properties are on private and federal land administered by the BLM Sierra Front Field Office in the Carson City District. Proposed mining operations for the Project will require authorization from Federal, State, and local regulatory agencies, supported by requisite studies and analyses, along with public involvement.

The Table below provides an overview of the anticipated Federal, State, and County permits and approvals that may be required to dewater the Yerington Pit and construct/operate the Yerington Copper Project. This preliminary list of permits/authorizations may require modifications as additional mine planning and engineering designs are completed and results of baseline characterization studies and analyses are available.

Yerington Copper Project Project Anticipated Permit Requirements

Permit	Regulatory Agency
Federal Permitting
Mine Plan of Operations/Record of Decision	U.S. Department of the Interior, Bureau of Land Management (BLM)
Incidental Take Permit (Golden Eagle)	U.S. Fish and Wildlife Service (USFWS)
404 Permit	U.S. Army Corps of Engineers (USACE)
Right of Way on Public Land (Railroad Spur)	U.S. Bureau of Land Management (BLM)
Certificate to Construct, Acquire, or Operate Railroad Line	U.S. Surface Transportation Board (STB)
Explosives Permit	U.S. Department of Treasury, Bureau of Alcohol, Tobacco, Firearms, and Explosives
Hazardous Waste Identification Number	Environmental Protection Agency (EPA)
Mine Identification Number	Mine Safety and Health Administration (MSHA)
State Permitting
Water Pollution Control Permit (Project and pit dewatering)	Nevada Division of Environmental Protection (NDEP) Bureau of Mining Regulation and Reclamation (BMRR)
Reclamation Permit	Nevada Division of Environmental Protection (NDEP) Bureau of Mining Regulation and Reclamation (BMRR)
Air Quality Permit	Nevada Division of Environmental Protection (NDEP) Bureau of Air Pollution Control (BAPC)
Water Rights Appropriation	Nevada Division of Water Resources (NDWR)
Stormwater National Pollutant Discharge Elimination System (NPDES) Multi-Sector General Permit (MSGP) for Stormwater/ Stormwater Pollution Prevention Plan (SWPPP)	Nevada Division of Environmental Protection (NDEP) Bureau of Water Pollution Control (BWPC)
Spill Prevention, Control, and Countermeasure Plan (SPCC)	Nevada Division of Environmental Protection (NDEP) Bureau of Water Pollution Control (BWPC)
Individual NPDES Permit for Discharge to Surface Waters	Nevada Division of Environmental Protection (NDEP)
State Groundwater Permit	Nevada Division of Environmental Protection (NDEP) Bureau of Water Pollution Control (BWPC)
Section 401 Certification	Nevada Division of Environmental Protection (NDEP) Bureau of Water Pollution Control (BWPC)
Working in Waterways Permit	Nevada Division of Environmental Protection (NDEP) Bureau of Water Pollution Control (BWPC)
Notice of Dam Construction*	Nevada Division of Water Resources (NDWR)
Water Rights Appropriation	Nevada Division of Water Resources (NDWR)
Dam Safety Permit*	Nevada Division of Water Resources (NDWR)
Public Water System Permit	NDEP, Bureau of Safe Drinking Water
Hazardous Waste Management Permit	NDEP, Bureau of Waste Management

Industrial Artificial Pond Permit	Nevada Department of Wildlife, Habitat Division
Septic System Permit	Nevada Division of Public Health
Hazardous Materials Permit	State Fire Marshal
Hazardous Materials Storage Permit	State Fire Marshal
Local (County)
Project Notification	Lyon County
Special Use Permit	Lyon County
Building Permit	Lyon County
Business License	Lyon County

Note:

*: Not anticipated at this time, but if the Heap Leach Facility (HLF) ponds are deemed jurisdictional dams, these permits may be required.

Project Economics

Capital Costs

The capital cost estimate encompasses all direct and indirect expenditures, complete with appropriate contingencies for the various facilities required to commence production, as outlined in this study. It's important to note that all equipment and materials are assumed to be new, and the estimate does not incorporate allowances for potential scope changes, escalation, or fluctuations in exchange rates. The execution strategy is rooted in an engineering, procurement, and construction management (EPCM) implementation approach, with Lion CG overseeing construction management and the packaging of discipline-based construction contracts.

This capital cost estimate for the Project has been developed to align with the requirements of a PFS, encompassing the costs associated with designing, constructing, and commissioning the necessary facilities.

The capital Cost Estimate Table below estimates the capital costs for the project, encompassing the mine, process facilities (including the 34 Mtpa crushing plant), heap leach facilities, on-site infrastructure, dewatering of the existing pit lake, and all associated project-related indirect expenditures and contingencies across major areas. The total capital cost estimate for the Project stands at approximately $1,732 million, with prices expressed in terms of Q1 2025 levels.

Yerington Copper Project Capital Cost Estimate

Area	Initial Capital (M$)	Sustaining Capital (M$)	Total Capital (M$)
Open Pit Mining	22.8	40.7	63.5
Processing	143.4	318.5	461.9
Infrastructure	176.4	228.1	404.5
Acid Plant/CoGen	130.2	114	244.2
Dewatering	42.5	17.5	60
Indirects	74.0	125.7	199.7
Contingency	134.7	163.2	297.9
Total	724.0	1007.7	1731.7

Operating Costs

The estimated Project operating costs are shown in the Yerington Copper Project Operating Costs - Life of Mine Table.

Yerington Copper Project Operating Cost Estimate

Area	Life of Mine ($/t moved)	Life of Mine ($/t process feed)	Life of Mine ($/lb copper payable)
Open Pit Mining	2.55	3.35	1.18
Processing	1.42	1.87	0.66
G&A	0.19	0.24	0.09
Total Operating Cost	4.16	5.47	1.92

General data sources and assumptions used as the basis for estimating the process operating costs include:

• Average production rate of 34 Mtpa for the Nuton circuit

• Labor requirements as developed by AGP and Samuel Engineering

• Unit cost of electrical energy of $0.065/kWhr

• Unit cost of diesel fuel of $3.03/gal

• Taxes are excluded from the G&A but are applied to the financial model

Financial Evaluation

Yerington Copper Project Financial Evaluation Base Case $4.30/lb copper

Parameter	Unit	Pre-tax	Post-tax
Net Revenue	$USM	2,914	2,315
NPV (7%) (LOM)	$USM	$975	$694
IRR (LOM)%		16.9%	14.6%
Payback	Years	6.4	6.7
Cash Costs[1]	$US/lb payable	$1.92
AISC[1]	$US/lb payable	$2.67
Copper - Payable	Mlbs	1,443
Mine Life	Years	12
Average Annual Production LOM	Mlbs	120
LOM Production	tons	721,352

Total cash cost and AISC are non-GAAP measures and include royalties payable.

Internal Controls over Exploration Results, Mineral Resources and Reserve Estimation

The Company maintains internal controls over its exploration activities and mineral resource estimation for the Yerington Copper Project to support the reliability of data and reasonableness of estimates at the preliminary feasibility study stage.

Quality Assurance and Quality Control (QA/QC)

The Company applies industry-standard QA/QC procedures, including the use of certified reference materials, blanks, and duplicates, chain-of-custody protocols, and analysis by accredited independent laboratories. QA/QC results are reviewed by Company personnel and qualified persons to identify potential errors or bias.

Verification of Analytical Procedures

Analytical results are verified through reconciliation of laboratory data, review of methodologies, and independent checks by qualified persons. Geological interpretations and assay results are evaluated for consistency, and resource models are developed using industry-standard software with controlled access.

Resource Estimation Controls

Mineral resource estimates are prepared byqualified persons and include review of geological models, estimation parameters, and key assumptions. Management performs sensitivity analyses and documents key judgments supporting the estimates.

Risk Considerations

Resource estimation at the PFS stage involves inherent uncertainties, including geological variability, data limitations, metallurgical assumptions, and economic factors such as commodity prices and costs. The Company addresses these uncertainties through conservative assumptions, ongoing data validation, and oversight by experienced qualified persons.

Management believes these controls provide a reasonable basis for the reliability of exploration results and mineral resource estimates used in the Company's PFS-level evaluation.

Qualified Person

The scientific and technical information in this Annual Report relating to the Yerington Copper Project is based on information derived from the Technical Report Summary prepared in accordance with S-K 1300 and filed as an exhibit to this Annual Report. The TRS was prepared by qualified persons (each, a "Qualified Person") as defined in S-K 1300. The Company believes that the TRS and the information incorporated herein accurately summarize the material scientific and technical information concerning the Project.

Other Properties

Hunewill Property, Nevada, US

The Hunewill property consists of one fee land parcel located in Lyon County, Nevada. The property is an early-stage exploration asset with no known mineral resources or reserves and is not considered material to our business.

Wassuk Property, Nevada, US

The Wassuk Property consists of approximately 310 unpatented mining claims covering approximately 6,400 acres in Lyon County, Nevada. The property is an early-stage exploration asset with no known mineral resources or reserves. We hold a 100% interest in the property, subject to a 3% net smelter return royalty, reducible to 2% for a payment of $1.5 million. We do not consider the Wassuk Property to be material.

Copper Canyon Property, Nevada, US

The Copper Canyon property consists of approximately 60 unpatented mining claims covering approximately 1,240 acres in Lyon County, Nevada. The property is an early-stage exploration asset with no known mineral resources or reserves and is not considered material.

ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings and, to the best of our knowledge, none of our properties or assets are the subject of any pending legal proceedings.

ITEM 4.  MINE SAFETY DISCLOSURES

We have no active mining operations or dormant mining assets currently and have no outstanding mine safety violations or other regulatory safety matters to report.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The principal market on which our common shares are traded is the CSE under the symbol "LEO". Our common shares are also quoted for trading in the United States on the OTCQB under the symbol "LCGMF".

Shareholders

As of March 31, 2026 there were 252 registered holders of record of our common shares and an undetermined number of beneficial holders.

Dividend Policy

We have not paid any cash dividends on our common shares and do not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance under Compensation Plans

Please see Item 12 of this Form 10-K for a table setting forth the number of our common shares that are authorized to be issued pursuant to outstanding options and the number of securities remaining available to be issued under our option plan as of December 31, 2025.

Purchases of Equity Securities by the Company and Affiliated Purchasers

Neither the Company nor any affiliated purchaser of the Company (as defined in Rule 10b-18(a)(3) under the Exchange Act) has repurchased common shares of the Company in the year ended December 31, 2025.

Unregistered Sales of Equity Securities

All unregistered sales of equity securities by the Company during the fiscal year ended December 31, 2025 have been previously reported on Form 8-K.

Exchange Controls

There are no governmental laws, decrees or regulations in Canada that restrict the export or import of capital, including foreign exchange controls, or that affect the remittance of dividends, interest, or other payments to non-resident holders of the securities of the Company, other than Canadian withholding tax. See "Certain Canadian Federal Income Tax Considerations for U.S. Residents" below.

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

(v) deals at arm's length with and is not affiliated with the Company;

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

Generally, a holder's common shares will not be "taxable Canadian property" of the holder at a particular time at which the common shares are listed on a "designated stock exchange" (which currently includes the TSX) unless both of the following conditions are met at any time during the 60-month period ending at the particular time:

(i) the holder, persons with whom the holder does not deal at arm's length, or any partnership in which the holder or persons with whom the holder did not deal at arm's length holds a membership interest directly or indirectly through one or more partnerships, alone or in any combination, owned 25% or more of the issued shares of any class of the capital stock of the Company; and

(ii) more than 50% of the fair market value of the common shares was derived directly or indirectly from, or from any combination of, real or immovable property situated in Canada, "Canadian resource properties" (as defined in the Canadian Tax Act), "timber resource properties" (as defined in the Canadian Tax Act), or options in respect of or interests in such properties.

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

A U.S. Resident Holder to whom the Company pays or is deemed to pay a dividend on the holder's common shares will be subject to Canadian withholding tax, and the Company will be required to withhold the tax from the dividend and remit it to the CRA for the holder's account. The rate of withholding tax under the Canadian Tax Act is 25% of the gross amount of the dividend (subject to reduction under the provisions of an applicable tax treaty). Under the Convention, a U.S. Resident Holder who beneficially owns the dividend will generally be subject to Canadian withholding tax at the rate of 15% (or 5%, if the U.S. Resident Holder who beneficially owns the dividend is a company that is not fiscally transparent and which owns at least 10% of the voting shares of the Company) of the gross amount of the dividend.

Certain United States Federal Income Tax Considerations for U.S. Residents

There may be material tax consequences to U.S. Residents in relation to an acquisition or disposition of common shares or other securities of the Company. U.S. Residents should consult their own legal, accounting and tax advisors regarding such tax consequences under United States, state, local or foreign tax law regarding the acquisition or disposition of our common shares or other securities, in particular, the tax consequences of the Company possibly being a PFIC within the meaning of Section 1297 of the United States Internal Revenue Code. See the section "Item 1A. - Risk Factors - Tax Risks - The Company is possibly a 'passive foreign investment company'," which would likely have adverse U.S. federal income tax consequences for U.S. shareholders" above.

ITEM 6.  [RESERVED]

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Our Management's Discussion and Analysis of Financial Conditions and Results of Operations for the year ended December 31 2025 is attached to this report following our consolidated Financial Statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated Financial Statements for the years ended December 31 2025 and 2024 and the notes thereto are attached to this report following the signature page.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

For the fiscal years ended December 31, 2025 and 2024, we did not have any disagreement with our accountants on any matter of accounting principles, practices, or financial statement disclosure.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with this evaluation, management identified limitations in controls over the completeness and accuracy of financial information obtained from Falcon Copper Corp. ("Falcon"), an entity that represented a significant component of the Company's financial reporting during the year. While the Company had access to Falcon's accounting systems, it did not have timely access to certain supporting information, including governance documentation and finalized year-end financial statements.

These limitations, together with delays in obtaining requested information during a period of significant operational and management changes at Falcon, affected the Company's ability to consistently ensure the completeness, authorization, and finalization of certain financial reporting inputs.

Management implemented additional procedures to mitigate these limitations, including enhanced analytical review, reconciliation of key balances, and direct communication with Falcon management and external service providers.

Based on these procedures, management believes that the consolidated financial statements fairly present, in all material respects, the financial position and results of operations of the Company. However, due to the limitations described above, management has concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2025.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025 using the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

Management identified a material weakness in the design and operation of controls related to the completeness and accuracy of financial information obtained from Falcon Copper Corp.

Specifically, the Company did not consistently have timely access to certain governance documentation and finalized financial information necessary to support the completeness and authorization of Falcon-related financial reporting inputs.

This material weakness resulted in a reasonable possibility that a material misstatement of the Company's financial statements could occur and not be prevented or detected on a timely basis.

Management implemented additional procedures to address these limitations, including detailed analytical reviews, reconciliation procedures, and review of available supporting documentation. Based on these procedures, management believes that the consolidated financial statements fairly present, in all material respects, the financial position and results of operations of the Company.

Accordingly, management concluded that this material weakness resulted in the Company's internal control over financial reporting not being effective as of December 31, 2025.

Attestation Report of the Independent Registered Public Accounting Firm

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

ITEM 9B.  OTHER INFORMATION

(a) Not applicable.

(b)  During the quarter ended December 31, 2025, none of our directors or officers adopted , modified, or terminated any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

The following table contains information regarding our board members and executive officers:

Name	Age	Position	Position Held Since
Charles Travis Naugle	48	Director Co-Chairman	June 18, 2021 November 1, 2022
Thomas Patton	81	Director Co-Chairman	November 6, 1998 July 31, 2013
Tony Alford	63	Director	September 13, 2021
John Banning	50	Chief Executive Officer	April 4, 2025
Lei Wang	58	Chief Financial Officer Corporate Secretary	May 22, 2024 May 22, 2024
Douglas Stiles	52	Vice President of Sustainability and Environment	July 26, 2024

Members of the Board of Directors hold office until our next annual general meeting of shareholders or until their successors have been duly appointed or elected and qualified. Our officers serve at the discretion of the Board of Directors.

Charles Travis Naugle - Mr. Naugle is a seasoned executive and officer in gold, copper, and strategic and critical metals mining companies. He participated in the design, construction, and operation of mining projects in the United States, Eurasia, Russia, and Asia. His track record includes a focus on environmental and sustainability initiatives in collaboration with local and indigenous peoples, numerous asset- and company-level transactions, negotiating international joint ventures, and securing a bilateral mining treaty between two sovereign nations. A licensed Professional Engineer, Mr. Naugle received his MBA from the University of Chicago Booth School of Business and holds a degree in mining engineering from Montana Tech.

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

Tony Alford - Mr. Alford has a history of executive leadership, including serving as a director of Revett Minerals Inc. in 2009 and 2010, where he was part of the team that rang the bell at the company's NYSE Amex listing. Mr. Alford is the founder and president of PBA Consultants Inc., a firm specializing in tax savings and cost reduction services, for many of the fortune 500 companies across the United States. In 1993, Mr. Alford founded Alford Investments focusing on real estate investment properties, pharmacy distribution, food-related and natural resource companies.

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

Lei Wang - Ms. Wang has worked in the mineral resource sector for over 20 years and has acquired extensive experience in financial reporting, regulatory compliance, internal control, and corporate finance activities. She has served as the CFO for several publicly traded companies on the TSX Venture Exchange. Ms. Wang is a CPA, CGA and holds a Bachelor of Science in Engineering from Qingdao University, China.

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

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

During the past ten years, none of the persons currently serving as executive officers and/or directors of the Company have been the subject matter of any of the following legal proceedings that are required to be disclosed pursuant to Item 401(f) of Regulation S-K including: (a) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (b) any criminal convictions or pending criminal proceeding (excluding traffic violations and other minor offenses); (c) any order, judgment, or decree permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, commodities or banking activities; (d) any finding by a court, the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud in connection with any business entity; (e) any sanction or order of any self-regulatory organization or registered entity or equivalent exchange, association or entity that has disciplinary authority over its members or persons associated with a member; or (f) any material proceedings in which such person is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries. Further, no such legal proceedings are believed to be contemplated by governmental authorities against any director, executive officer or affiliate of the Company, any owner of record or beneficially of more than five percent of our common shares, or any associate of such director, executive officer, affiliate of the Company, or security holder.

RELATIONSHIPS AMONG DIRECTORS OR EXECUTIVE OFFICERS

There are no family relationships among any of our existing directors or executive officers.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires a company's directors and officers, and persons who own more than 10% of any class of a company's equity securities which are registered under Section 12 of the Exchange Act, to file with the SEC initial statements of beneficial ownership on Form 3, reports of changes in ownership on Form 4, and annual reports on Form 5 concerning their ownership of and transactions concerning our common shares and other equity securities. Such officers, directors and 10% shareholders are also required to furnish the Company with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such forms received by the Company, or written representations from the reporting persons as of the date of this report, management believes that all Section 16(a) filing requirements applicable to directors, officers and 10% shareholders with respect to the fiscal year ended December 31, 2025 have been fulfilled, except that (a) Lei Wang filed a late Form 3 (no transactions), (b) John Banning filed two late reports (two transaction), Douglas Stile filed one late report (one transaction) and (c) Tony Alford filed one late report (one transaction).

ETHICAL BUSINESS CONDUCT

The Board has adopted a written code of ethics (the "Code") applicable to our officers and directors, entitled "Code of Business Conduct and Ethics". A copy of the Code is included as an exhibit to this Form 10-K.

Our audit committee monitors compliance with the Code, and the Board and audit committee are responsible for granting any waivers from the Code. During the recently completed fiscal year, there was no conduct by a director or executive officer that constituted a departure from the Code and no material change report in that respect has been filed.

AUDIT COMMITTEE

The Board has an audit committee (the "Audit Committee") composed of three directors, Charles Travis Naugle, Thomas Patton, and Tony Alford. Mr. Patton is the Chair of the Audit Committee.

AUDIT COMMITTEE FINANCIAL EXPERT

In general, an "audit committee financial expert" (as defined in Item 407(d)(5)(ii) of Regulation S-K) is an individual member of the audit committee who (a) understands generally accepted accounting principles and financial statements, (b) is able to assess the general application of such principles in connection with the accounting for estimates, reserves and accruals, (c) has experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by our company's financial statements, (d) understands internal controls over financial reporting, and (e) understands audit committee functions.

Each member of the Audit Committee is an audit committee financial expert.

We have determined that Mr. Patton is an independent director as defined in Nasdaq Listing Rule 5605(a)(2).

NOMINATION OF DIRECTORS

The Company does not have a formal process or committee for proposing new nominees for election to the Board of Directors or for shareholders to make such nominations, and there has been no change in that regard since our last annual report on Form 10-K. Management is in contact with individuals involved in the mineral exploration sector, and in the event that we require any new directors, such individuals will be brought to the attention of the Board. Management will conduct reference and background checks on suitable candidates. New nominees generally must have a track record in business management, areas of strategic interest to our company, the ability to devote the time required to carry out the obligations and responsibilities of a director and a willingness to serve in that capacity. We will disclose any changes in such procedures in future annual reports on Form 10-K.

INSIDER TRADING POLICY

We have adopted insider trading policies and procedures governing the purchase, sale, and other dispositions of its securities by directors, officers and employees, or the Company itself, which have been filed as an exhibit to this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth all information concerning the total compensation of our chief executive officer and the two other most highly compensated officers serving as of the end of the fiscal year (and up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at the end of the last completed fiscal year) (the "Named Executive Officers") during the last two completed fiscal years for services rendered to the Company in all capacities.

In 2025, our Chief Executive Officer received a discretionary cash bonus awarded by the Board in recognition of his performance and contributions. We do not maintain a formal bonus plan, and bonus determinations are made at the discretion of the Board based on a range of qualitative and quantitative factors, including individual performance, corporate achievements and market conditions.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards(1) ($)	Non- Equity Incentive Plan Compen- sation ($)	Change in Pension Value and Non- qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Steven Dischler(2) Former CEO	2025	126,218	Nil	Nil	97,144	N/A	N/A	N/A	223,362
	2024	179,167	Nil	Nil	65,877	N/A	N/A	N/A	245,044
John Banning(3) CEO	2025	250,000	175,000	Nil	136,692	N/A	N/A	N/A	561,692
	2024	115,545	Nil	Nil	54,897	N/A	N/A	N/A	170,442
Douglas Stiles(4) Vice President of Sustainability and Environment	2025	175,000	N/A	N/A	84,077	N/A	N/A	N/A	259,077
	2024	80,881	N/A	N/A	132,095	N/A	N/A	N/A	212,976
Charles Travis Naugle(5) Co-Chair, Former CEO	2025	174,000	Nil	Nil	160,504	N/A	N/A	N/A	334,504
	2024	112,000	Nil	Nil	148,281	N/A	N/A	N/A	260,281

Notes:

(1) The determination of the value of option awards is based upon the Black-Scholes Option pricing model, details and assumptions of which are set out in Note 10 to our consolidated financial statements for the fiscal year ended December 31, 2025.

(2) Steven Dischler ceased to act as the Chief Executive Officer on Apr 4, 2025.

(3) John Banning was appointed as the Chief Executive Officer on Apr 4, 2025. He served as the Chief Operating Officer of the Company from July 26, 2024 to April 4, 2025.

(4) Douglas Stiles was appointed as the Vice President of Sustainability and Environment of the Company on July 26, 2024.

(5) Charles Travis Naugle ceased to act as the Chief Executive Officer on May 22, 2024.

DIRECTOR COMPENSATION

During 2025, we adopted a director compensation policy under which each non-employee director is entitled to an annual cash retainer of $30,000 payable semi-annually. Directors are also eligible to receive incentive stock options in accordance with the policies of the CSE.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Nonqualified deferred compensation earnings ($)	All Other Compen- sation ($)	Total ($)
Thomas Patton	30,000	Nil	160,604	N/A	N/A	N/A	190,604
Charles Travis Naugle*	30,000	Nil	160,604	N/A	N/A	N/A	190,604
Tony Alford	30,000	Nil	1,284,833	N/A	N/A	N/A	1,314,833

*$30,000 has been included in the Summary of the Compensation Table.

OUTSTANDING EQUITY AWARDS AT THE MOST RECENTLY COMPLETED FISCAL YEAR

As at the end of the most recently completed financial year, the following unexercised stock options and equity incentive plan awards granted to the board members and Named Executive Officers, were outstanding:

Name	Option awards					Stock awards
	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexerci sable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested (#)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market of payout value of unearned shares, units or other rights that have not vested ($)
Thomas Patton	200,000 700,000 1,000,000 2,000,000	Nil	Nil	C$0.245 C$0.085 C$0.08 C$0.12	2026-06-18 2027-05-25 2028-07-21 2030-09-05	Nil	Nil	Nil	Nil
Tony Alford	5,600,000 11,790,000 3,750,000 16,000,000	Nil	Nil	C$0.08 C$0.08 C$0.07 C$0.12	2028-07-21 2029-03-01 2029-12-10 2030-09-05	Nil	Nil	Nil	Nil
John Banning(3)	2,500,000 500,000	Nil	7,500,000	C0.080 $0.08 C$0.135	2029-07-26 2030-04-04 2030-09-08	Nil	Nil	Nil	Nil
Douglas Stiles	2,000,000 2,230,000 300,000	Nil	Nil	C0.080 C0.085 C$0.135	2029-07-26 2029-12-10 2030-09-08	Nil	Nil	Nil	Nil
Charles Travis Naugle	5,165,965 3,750,000 2,000,000	Nil	Nil	C$0.08 C$0.085 C$0.085	2028-07-21 2029-12-10 2030-09-05	Nil	Nil	Nil	Nil

Notes:

(1) "Value of unexercised in-the-money options" is calculated by determining the difference between the market value of the securities underlying the options at the date referred to and the exercise price of the options and is not necessarily indicative of the value (i.e. loss or gain) that will actually be realized by the directors.

(2) "in-the-money options" means the excess of the market value of our shares on December 31, 2025 over the exercise price of the options.

(3) John Banning was granted 7,500,000 performance options vested based on market capitalization milestones.

EMPLOYMENT AGREEMENTS AND

TERMINATION AND CHANGE OF CONTROL BENEFITS

John Banning entered into an employment agreement with the Company and its subsidiary, Quaterra Alaska, Inc., dated April 4, 2025 (the "Banning Agreement") pursuant to which Mr. Banning was appointed our Chief Executive Officer. The Banning Agreement provides for a signing bonus of US$50,000 and an annual base salary of US$250,000 in consideration for his services as an executive officer. Pursuant to the Banning Agreement, Mr. Banning was granted 7,500,000 performance based stock options which vest upon meeting various milestones relating to the market capitalization of the Company. In the event that the Company completes a change of control and Mr. Banning is terminated within 12 months of such event, the Company shall pay Mr. Banning a severance payment equal to 12 months of his then-current base salary.

Douglas Stiles entered into an employment agreement with the Company and its subsidiary Quaterra Alaska, Inc. dated July 15, 2024 (the "Stiles Agreement") pursuant to which the Company engaged Mr. Stiles as the Vice President of Sustainability and Environment. The Stiles Agreement provides for an annual base salary of US$175,000 effective July 15, 2024 in consideration for his services as an executive officer. Pursuant to the Stiles Agreement, Mr. Stiles was granted a 2,000,000 stock options which vest upon meeting various milestones relating to the Nuton option agreement. In the event that the Company completes a change of control and Mr. Stiles is terminated within 12 months of such event, the Company shall pay Mr. Stiles a severance payment equal to 12 months of his then-current base salary.

Steven Dischler entered into an employment agreement with the Company and its subsidiary Quaterra Alaska, Inc. dated May 22, 2024 (the "Dischler Agreement") pursuant to which the Company engaged Mr. Dischler as the Chief Executive Officer of the Company. The Dischler Agreement provides for an annual base salary of US$200,000 effective June 1, 2024 in consideration for his services as an executive officer of the Company. Pursuant to the Dischler Agreement, Mr. Dischler was granted 3,000,000 stock options which vest upon meeting various milestones relating to the Nuton option agreement. In the event that the Company completes a change of control and Mr. Dischler is terminated within 12 months of such event, the Company shall pay Mr. Dischler a severance payment equal to 12 months of his then-current base salary.

Effective April 4, 2025, the Discher Agreement was amended reflect Mr. Dischler's new role as Director of Community Relations with an annual salary of $100,000. All other terms of the Dischler Agreement remain unchanged.

Other than the agreements described above, the Company and our subsidiaries are not parties to any contracts, and have not entered into any plans or arrangements which require compensation to be paid to any of the Named Executive Officers in the event of:

(a) resignation, retirement or any other termination of employment with the Company or one of its subsidiaries;

(b) a change of control of the Company or one of its subsidiaries; or

(c) a change in the director, officer or employee's responsibilities following a change of control of the Company.

NARRATIVE DISCLOSURE TO SUMMARY COMPENSATION TABLE

Objectives of the Compensation Program

The general objectives of our compensation strategy are to:

(a) compensate management in a manner that encourages and rewards a high level of performance and outstanding results with a view to increasing long term shareholder value;

(b) provide a compensation package that is competitive with other comparable mineral exploration companies to enable us to attract and retain talent; and

(c) ensure that the total compensation package is designed in a manner that takes into account our present stage of development and our available financial resources. Our compensation packages have been designed to provide a non-cash stock option component in conjunction with a reasonable cash salary.

Salaries for the NEOs are determined by evaluating the responsibilities inherent in the position held and the individual's experience and past performance, as well as by reference to the competitive marketplace for management talent at other mineral exploration companies. We do not currently have a compensation committee of the Board. Following the annual general meeting of shareholders, the full Board of Directors reviews actual performance of the Company and each of the NEOs for such year, including the quality and measured progress of our exploration projects, raising of capital and similar achievements.

Elements of Compensation

During 2025, our compensation program consisted of two elements (i) cash and (ii) incentive stock options administered under our stock option plan. We do not presently have a long-term incentive plan. There is no policy or target regarding allocation between cash and non- cash elements of our compensation program. The Board reviews annually the total compensation package of each of our NEOs on an individual basis, against the backdrop of the competitive landscape and the compensation goals and objectives described above.

Salary - Base salaries for the NEOs for any given year are reviewed by the Board. Increases or decreases in salary on a year over year basis are dependent on the Board's assessment of the performance of the Company and the particular NEO. When considering the base salaries of each of our NEOs, the Board reviews the qualifications and performance of, and salaries paid to, executives of similar companies engaged in mining exploration and development. Recommendations for executive salaries are made by the Board in consultation with the CEO.

Incentive Awards - The Board believes that a significant portion of each NEO's compensation should be in the form of equity awards. Equity awards are made to the NEOs pursuant to our stock option plan. The Board retains the discretion to make additional awards to NEOs at other times, in connection with the initial hiring of a new executive, for retention purposes or otherwise. In determining the amount of stock options to be issued, the Board considers qualifications, performance, and option/RSU programs of similar companies.

Perquisites and Other Personal Benefits - Our NEOs are not generally entitled to significant perquisites. We offer health care benefits, but there are no other perquisites which account for a material portion of the overall compensation paid to any NEO.

The Board has considered the risks associated with our compensation policies and practices. None of the NEOs or directors are permitted to purchase financial instruments that are designed to hedge or offset a decrease in market value of equity securities granted as compensation or held, directly or indirectly, by such NEOs or directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets out information as of the end of the fiscal year ended December 31, 2025 with respect to compensation plans under which equity securities are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants	Weighted-average exercise price of outstanding options, warrants	Number of securities remaining available for future issuances under equity compensation plan [excluding securities reflected in column (a)]
Equity compensation plans approved by security holders	81,040,965	CAD 0.07	1,606,015
Total	81,040,965	CAD0.07	1,606,015

Our option plan (the "Option Plan") is a 20% rolling plan and reserves for issuance in respect of stock options granted thereunder a maximum number of common shares determined from time to time as being equal to 20% of the issued and outstanding common shares of the Company at the time of any such granting of stock options. The purpose of the Option Plan is to provide an incentive to directors, officers, employees and consultants or its subsidiary to acquire a proprietary interest in us, to continue their participation in the affairs of the Company and to increase their efforts on behalf of us.

DESCRIPTION OF THE 2024 ROLLING STOCK OPTION PLAN

On December 10, 2024 the Board adopted a 20% rolling stock option plan (the "Option Plan") to replace its 20% fixed stock option plan (the "Fixed Plan") which was approved by shareholders on July 26, 2024. All outstanding options granted under the Fixed Plan will continue to be governed by the Fixed Plan, and no further options will be granted under the Fixed Plan. The Option Plan allows for the issuance of stock options and incentive stock options ("ISOs").

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

5. Cashless Exercise. Option awards may allow for options to be exercised by cashless exercise or net exercise awards, at the option of the Board. Cashless exercise means an arrangement between the Corporation and a brokerage firm pursuant to which (i) the brokerage firm loans money to an Optionee to pay for the acquisition of the Option Shares on exercise of an Option, (ii) the brokerage firm then sells a sufficient number of Shares of the Corporation to cover the exercise price of the Options in order to repay to itself the loan made to the Optionee, (iii) the brokerage firm then receives the Option Shares that were subject to the Option from the Corporation and delivers to the Optionee either the balance of the Option Shares or the cash proceeds from the balance of such Option Shares, with such variation in the above arrangement as may be approved by the Board where such variation is necessary to accommodate the internal policies and procedures of the selected brokerage firm related to cashless stock option exercise procedures.

Net exercise means an arrangement whereby (i) options are exercised without the Optionee making any cash payment to the Corporation, and (ii) the Corporation then issues to the Optionee that number of Option Shares that is the equal to the quotient obtained by dividing:

(a) the product of the number of options being exercised multiplied by the difference between the VWAP of the Shares and the Option Price; by

(b) the VWAP of the Shares;

6. Term of Options.  Subject to the termination and change of control provisions noted below, the term of any options granted under the Option Plan is determined by the Board and may not exceed ten (10) years from the date of grant. In the case of ISOs granted to a Ten Percent Holder, the term may not exceed five (5) years from the date of grant. Disinterested shareholder approval will be required for any extension to stock options granted to individuals that are Insiders at the time of the proposed amendment. An Insider is an officer or director of the Company or any other person whose transactions in Shares are subject to Section 16 of the Exchange Act.

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

(d) 90 days from the Cessation Date, if the Cessation Date is a result of a reason other than death, disability or cause; or

(e) on such other date as is fixed by the Board, provided that the date is no more than one year from the Cessation Date, if the Cessation Date is a result of a reason other than death, disability or cause.

9. Adjustments. To prevent substantial dilution or enlargement of rights granted to optionees, the Company may adjust option awards in connection with changes to its capital structure through stock splits, reverse splits, consolidations, or recapitalizations.

10. Change of Control. In the event of (i) a business combination in which the Company is not the surviving company, (ii) shares being converted into securities of another entity or exchanged for other consideration, or (iii) an offer for 50% or more shares of the Company being made by a third party that constitutes a take-over bid, all outstanding options under the Option Plan will immediately vest, provided that if such transaction does not close all such options which remain unexercised will be deemed not to have vested.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership of our common shares as of March 31, 2026 by (a) each person who serves as a director and/or is identified as a Named Executive Officer of the Company in Item 11, "Executive Compensation," above, and by all of our current directors and executive officers as a group, and (b) each person known by us to beneficially own more than 5.0% of any class of our voting securities.

A person or group of persons is considered to beneficially own any shares over which such person or group of persons, directly or indirectly, exercises sole or shared voting or investment power, or over which such person or group of persons has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants or a conversion of convertible securities, or otherwise. Unless otherwise indicated, voting and investment power relating to the common shares shown in the table for our officers and directors is exercised solely by the beneficial owner thereof.

For the purposes of computing the percentage of outstanding shares of our common shares held by each person or group of persons named below, any shares that such person or group of persons has the right to acquire within 60 days of March 31, 2026 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Name and Address(7) of Beneficial Owner	Shares Beneficially Owned	Percent of Class(1)
Charles Travis Naugle, Director and Co-Chairman	13,147,632(2)	3.04%
Thomas Patton, Director and Co-Chairman	14,297,110(3)	3.36%
Tony Alford, Director	247,731,561(4)	45.81%
Lei Wang, CFO and Corporate Secretary	31,864	*
John Banning, Chief Executive Officer	3,578,785(5)	*
Douglas Stiles, Vice President of Sustainability and Environment	8,974,444(6)	2.10%
All executive officers and directors (6 persons)	287,761,396	50.90%

Notes:

* Less than 1%.

(1) Based on 421,950,674 issued and outstanding shares as of March 31, 2026.

(2) Includes 833,334 shares held by Redhill Energy LLC, a company controlled by Mr. Naugle, and 10,915,965 shares issuable upon exercise of stock options.

(3) Includes 6,889,348 shares held jointly with Mr. Patton's spouse and 3,900,000 shares issuable upon exercise of stock options.

(4) Includes 43,477,269 shares beneficially owned jointly with Mr. Alford's spouse, 29,995,000 shares issuable upon exercise of stock options, 74,276,012 shares issuable upon exercise of warrants, and 14,507,772 shares issuable upon conversion of convertible debentures. Does not include 15,234,794 shares beneficially owned separately by Mr. Alford's spouse.

(5) Includes 3,000,000 shares issuable upon exercise of stock options. Does not include 7,500,000 shares that may become exercisable upon exercise of unvested options.

(6) Mr. Stiles also has beneficial ownership of 4,530,000 stock options and 2,222,222 warrants.

(7) The address of each person named in the table is c/o Lion Copper and Gold Corp., 143 S Nevada Street, Yerington, Nevada 89447.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Other than as described herein, there were no transactions, since the beginning of our last fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeds $120,000, and in which any related person had or will have a direct or indirect material interest. Related party transactions are reviewed by the Board as part of the transaction approval process. Transactions are approved in Board minutes or unanimous consent documentation. The Audit Committee is mandated to review and approve all material related party transactions.

In November 2025, Tony Alford subscribed for an aggregate $1,400,000 of partially secured convertible debentures ("Debentures"). The Debentures have a maturity date of 12 months and bear interest at a rate of 12% per annum and are convertible into common shares of the Company at $0.0965 per share.

DIRECTOR INDEPENDENCE

Our common shares are listed on the CSE. Under the policies of the CSE, an "Independent Director" has no material relationship with the Company which would interfere with the exercise of independent judgment. The Board has determined that Thomas Patton is an "Independent Director" under that standard.

Because our common shares are not currently listed on a U.S. national securities exchange, we currently use the definition in Nasdaq Listing Rule 5605(a)(2) for determining director independence, which provides that an "independent director" is a person other than an executive officer or employee of the company or any other individual having a relationship which, in the opinion of the company's Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The Nasdaq listing rules provide that a director cannot be considered independent if:

• the director is, or at any time during the past three years was, an employee of the company;

• the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

• a family member of the director is, or at any time during the past three years was, an executive officer of the company;

• the director or a family member of the director is a partner in, controlling shareholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient's consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

• the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or

• the director or a family member of the director is a current partner of the company's outside auditor, or at any time during the past three years was a partner or employee of the company's outside auditor, and who worked on the company's audit.

We have determined that Thomas Patton meets this definition of independence.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

MNP LLP has served as our independent auditors since October 18, 2021, and will be appointed by the Board of Directors to continue as our independent auditor for our fiscal year ending December 31, 2026, and until the next annual general meeting of shareholders.

The fees for services provided by MNP LLP to the Company in each of the fiscal years ended December 31, 2025 and 2024 were as follows:

Fees	2025	2024
Audit Fees	C$297,564	C$229,396
Audit Related Fees	N/A	N/A
Tax Fees	C$23,132	N/A
All Other Fees	N/A	N/A
Total	C$320,696	C$229,396

Notes:

(1) "Audit Fees" include fees necessary to perform the annual audit and quarterly reviews of our consolidated financial statements. Audit Fees include fees for review of tax provisions and for accounting consultations on matters reflected in the financial statements. Audit Fees also include audit or other attest services required by legislation or regulation, such as comfort letters, consents, reviews of securities filings and statutory audits.

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

All services to be performed by our independent auditor must be approved in advance by the Audit Committee. Under our Audit Committee Charter, the Audit Committee is required to pre-approve the audit and non-audit services performed by the external auditors. Unless a type of service to be provided by the external auditors receives general pre-approval, it requires specific pre-approval by our Audit Committee.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

Financial Statements and Management's Discussion and Analysis

The following Consolidated Financial Statements are filed as part of this report.

Description	Page
Financial statements for the years ended December 31, 2025 and 2024 and audit reports thereon.	F-1
Management's Discussion and Analysis for the years ended December 31, 2025 and 2024.	F-2

Exhibits

The following table sets out the exhibits filed herewith or incorporated herein by reference.

Exhibit	Description
3.1(1)	Certificate of Incorporation and Certificates of Change of Name
3.2(2)	Notice of Articles dated July 29, 2025
3.3(3)	Articles dated June 21, 2018
4.1(4)	Description of Capital Stock
10.1(5)	2024 20% Rolling Stock Option Plan

10.2(6)	Management Contract with John Banning
10.3(5)	Management Contract with Steven Dischler
14.1(5)	Code of Business Conduct and Ethics
19.1(1)	Insider Trading Policy
21.1*	List of Subsidiaries
23.1*	Consent of MNP LLP
23.2*	Consent of AGP Mining Consultants, Inc.
23.3*	Consent of Samuel Engineering Inc.
23.4*	Consent of Samuel Engineering Inc.
23.5*	Consent of NewFields Mining Design & Technical Services, LLC
23.6*	Consent of T. Maunula & Associates Consulting Inc.
23.7*	Consent of Independent Mining Consultants, Inc.
23.8*	Consent of GSI Environmental Inc.
31.1*	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934 of the Principal Executive Officer
31.2*	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934 of the Principal Financial Officer
32.1*	Section 1350 Certification of the Principal Executive Officer
32.2*	Section 1350 Certification of the Principal Financial Officer
96.1(7)	Technical Report Summary - Yerington Project dated May 31, 2025
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Notes:

* Filed herewith.

(1) Previously filed as exhibit to the Form 10-K filed March 31, 2023 and incorporated herein by reference.

(2) Previously filed as exhibit to the Form 10-Q filed August 14, 2025 and incorporated herein by reference.

(3) Previously filed as exhibit to the Form 20-F filed April 30, 2020 and incorporated herein by reference.

(4) Previously  disclosed in Item 1 of the Form 8-A filed February 5, 2014 and incorporated herein by reference.

(5) Previously filed as exhibit to the Form 10-K filed March 28, 2025 and incorporated herein by reference.

(6) Previously filed as exhibit to the Form S-1 filed September 30, 2025 and incorporated herein by reference.

(7) Previously filed as exhibit to Form 8-K filed February 18, 2026 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LION COPPER AND GOLD CORP.

By:	/s/ John Banning

John Banning

CEO

Date: March 31, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Banning	Chief Executive Officer	March 31, 2026
John Banning	(Principal Executive Officer)

/s/ Lei Wang	Chief Financial Officer	March 31, 2026
Lei Wang	(Principal Financial Officer and Principal Accounting Officer)

/s/ Charles Travis Naugle	Co-Chairman and Director	March 31, 2026
Charles Travis Naugle

/s/ Thomas Patton	Co-Chairman and Director	March 31, 2026
Thomas Patton

/s/ Tony Alford	Director	March 31, 2026
Tony Alford

Lion Copper and Gold Corp.

Consolidated Financial Statements

For the years ended December 31, 2025 and 2024

(Expressed in thousands of U.S. Dollars except for shares and per share amounts)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Lion Copper and Gold Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Lion Copper and Gold Corp. (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive income (loss), changes in equity, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the "consolidated financial statements").

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the results of its consolidated operations and its consolidated cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Material Uncertainty Related to Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has not generated revenue and is required to repay its outstanding convertible debt obligations when due, maintain its mineral property interests, and fund ongoing administrative expenses which raises substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Signed: MNP LLP

Chartered Professional Accountants

We have served as the Company's auditor since 2021.

Vancouver, Canada

March 31, 2025

1930

Lion Copper and Gold Corp. Consolidated Balance Sheets As at December 31, 2025 and 2024 (In thousands of U.S. Dollars)

		December 31,	December 31,
	Notes	2025	2024
ASSETS
Current
Cash and cash equivalents		$2,364	$7,999
Other receivables	3	557	31
Prepaid and deposit		4	57
		2,925	8,087
Non-Current
Mineral properties	4	7,986	7,902
Reclamation bonds		9	9
Investment in associate	3	17,829	1,102
Investment other	3	719	-
Other assets		-	40
Total assets		$29,468	$17,140
LIABILITIES
Current
Accounts payable and accrued liabilities		$228	$510
Nuton LLC deposit	4	204	6,645
Convertible debentures	7	2,086	257
Derivative liabilities	8	3,564	289
Lease liability		-	40
Total current liabilities		6,082	7,741
Total liabilities		6,082	7,741

Shareholders' Equity
Share capital, no pair value, unlimited common shares authorized; 413,234,899 issued and outstanding (2024-411,011,264)	9	110,702	110,459
Additional paid-in capital	10	28,500	25,877
Commitment to issue shares		10	-
Deficit		(115,826)	(130,597)
Non-controlling interest	6	-	3,660
Total shareholders' equity		23,386	9,399
Total liabilities and shareholders' equity		$29,468	$17,140

The accompanying notes form an integral part of these consolidated financial statements.

On behalf of the Board of Directors on March 31, 2026

/s/ "Thomas Patton"	/s/ "Tony Alford"
Director	Director

2 | P a g e

Lion Copper and Gold Corp.
Consolidated Statements of Operations and Comprehensive Income (Loss)
For the years ended December 31, 2025 and 2024
(In thousands of U.S. Dollars, except for shares and per share amounts)

		For the years ended December 31,
	Notes	2025	2024
Operating expenses
Exploration and evaluation	4	$4,032	$8,243
General and administrative	5	10,066	5,014
Share-based compensation	9	8,772	1,523
Nuton LLC deposit	4	(6,210)	(10,966)
Operating loss		(16,660)	(3,814)

Non-operating income (expenses)
Accretion expense	7	(2,125)	(220)
Fair value (loss) gain on derivative liabilities	8	(3,372)	731
Foreign exchange loss		(34)	(40)
Gain on deconsolidation of Falcon Copper Corp.	3	26,381	-
Interest income and other		250	456
Loss on convertible debentures		-	(1,750)
Share of gain (loss) in associate		962	(104)
Financing costs		(231)	-
Impairment	3(a)	(788)	-
		21,043	(927)
Net income (loss) and comprehensive income (loss) for the year		$4,383	$(4,741)

Net income (loss) and comprehensive income (loss) attributed to:
Shareholders of the Company		$14,771	$(3,934)
Non-controlling interest		$(10,388)	$(807)
		4,383	(4,741)
Earnings (loss) per share, basic		$0.04	$(0.01)
Earnings (loss) per share, diluted		$0.03	$(0.01)

Weighted average number of shares outstanding
basic		411,971,205	375,049,165
Weighted average number of shares outstanding
diluted		484,301,125	375,049,165

The accompanying notes form an integral part of these consolidated financial statements.

3 | P a g e

Lion Copper and Gold Corp. Consolidated Statements of Changes in Equity For the years ended December 31, 2025 and 2024 (In thousands of U.S. Dollars, except for shares)

				Additional			Non-
		Number of	Share	Paid-in		Commitment	Controlling
	Notes	Shares	Capital	Capital	Deficit	to Issue Shares	Interest	Total Equity
Balance, December 31, 2023		309,667,975	$105,396	$24,168	$(126,663)	$-	$3,117	$6,018
Shares issued for cash, net of share issue costs		48,965,076	1,752	-	-	-	-	1,752
Shares issued for options exercised		3,063,000	354	(173)	-	-	-	181
Conversion of convertible debentures		49,315,213	2,957	-	-	-	-	2,957
Share-based compensation		-	-	1,523	-	-	-	1,523
Issuance of warrants		-	-	359	-	-	-	359
Shares issued by Falcon Copper Corp.		-	-	-	-	-	1,350	1,350
Net loss and comprehensive loss for the year		-	-	-	(3,934)	-	(807)	(4,741)
Balance, December 31, 2024		411,011,264	110,459	25,877	(130,597)	-	3,660	9,399
Shares issued for option and warrant exercises		2,223,635	243	(116)	-	-	2,881	3,008
Issuance of warrants	3	-	-	764	-	-	137	901
Commitment to issue shares for service		-	-	-	-	10	-	10
Shares issued by Falcon Copper Corp.		-	-	-	-	-	4,094	4,094
Share-based compensation	6, 10	-	-	1,975	-	-	6,797	8,772
Derecognition of non-controlling interest	3	-	-	-	-	-	(7,181)	(7,181)
Net income and comprehensive income for the year		-	-	-	14,771	-	(10,388)	4,383
Balance, December 31, 2025		413,234,899	$110,702	$28,500	$(115,826)	$10	$-	$23,386

The accompanying notes form an integral part of these consolidated financial statements.

4 | P a g e

Lion Copper and Gold Corp. Consolidated Statements of Cash Flow For the years ended December 31, 2025 and 2024 ( In thousands of U.S. Dollars)

		Year ended December 31,
	Note	2025	2024
Operating activities
Net income (loss) for the year		$4,383	$(4,741)
Non-cash transactions
Accretion expense		2,125	220
Fair value gain on derivative liabilities		3,372	(731)
Loss on convertible debentures		-	1,750
Interest expenses		70	228
Share of (gain) loss in associate		(962)	104
Share-based compensation		8,772	1,523
Amortization of ROU asset		40	32
Financing		231	-
Impairment		788	-
Gain on deconsolidation of Falcon Copper Corp.		(26,381)	-

Changes in non-cash operating assets and liabilities
Other receivable		25	(7)
Prepaid expenses and deposit		(116)	5
Accounts payable and accrued liabilities		968	303
Lease liabilities		(40)	(32)
Nuton LLC deposit		(6,441)	5,288
Cash flow (used in) provided by operating activities		(13,166)	3,942

Investing activities
Mineral properties	4	(1,634)	(210)
Acquisition of Butte Valley	3(a)	(2,995)	-
Cash lost upon deconsolidation	3(b)	(24,090)	-
Cash used by investing activities		(28,719)	(210)

Financing activities
Proceeds from private placements		-	2,132
Share issue costs		-	(34)
Convertible debentures	7	32,766	250
Repayment of convertible debentures		(6)	(1,922)
Proceeds of share issuances Falcon Copper		3,363	1,350
Proceeds from warrants and options exercised		127	181
Cash provided by financing activities		36,250	1,957

(Decrease) increase in cash and cash equivalents		(5,635)	5,689
Cash and cash equivalents, beginning of year		7,999	2,310
Cash and cash equivalents, end of year		$2,364	$7,999

Supplemental cash flow information
Shares issued for convertible debentures		$-	$2,957

The accompanying notes form an integral part of these consolidated financial statements.

5 | P a g e

Lion Copper and Gold Corp.
Notes to the Consolidated Financial Statements
For the years ended December 31, 2025 and 2024

(In thousands of U.S. Dollars except for shares and per share amounts)

1. NATURE OF OPERATIONS AND GOING CONCERN

Lion Copper and Gold Corp. ("LCG"), together with its subsidiaries, collectively, the "Company", is engaged in the acquisition, exploration and development of copper properties in the United States. The Company is currently advancing its flagship Yerington Copper Project in Nevada toward a Feasibility Study (the "FS"), pursuant to an earn-in agreement executed in March 2022 with Nuton LLC ("Nuton"), a Rio Tinto venture.

LCG was incorporated in British Columbia, Canada on May 11, 1993. Its common shares are listed on the Canadian Securities Exchange ("CSE") under the symbol "LEO" and are quoted for trading on the OTCQB Market under the symbol "LCGMF".

The Company acquires mineral properties through option agreements and claim staking. The carrying value of its mineral properties represents the acquisition costs and does not reflect present or future values. The recoverability of these mineral property interests is dependent on the discovery of mineral reserves, the Company's ability to secure the necessary financing to complete development, and the achievement of future profitable production or proceeds from the disposition of such properties.

These consolidated financial statements ("Financial Statements") have been prepared on a going concern basis, which contemplates the realization of assets and discharge of liabilities in the normal course of business for at least twelve months following the date of issuance of the Financial Statements.

As of December 31, 2025, the Company had an accumulated deficit of $115,826 (December 31, 2024 -$130,597), and working capital deficiency of $3,157 (December 31, 2024 - working capital of $346).

The Company has not generated revenue and is required to repay its outstanding convertible debt obligations when due, maintain its mineral property interests, and fund ongoing administrative expenses. Although the Company has historically been successful in raising capital, there can be no assurance that additional financing will be available on acceptable terms, or at all. These conditions and events raise substantial doubt about the Company's ability to continue as a going concern.

The Financial Statements do not include any adjustments to the carrying amounts and classifications of assets and liabilities, or to reported expenses that might result from the outcome of this uncertainty. If the Company were unable to continue as a going concern, such adjustments could be material.

2. SIGNIFICANT ACCOUNTING POLICIES

a) Statement of compliance and consolidation

The Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") and are presented in United States dollars ("$" or "USD"), unless otherwise indicated.

The Financial Statements include the accounts of LCG and its wholly owned subsidiaries, Quaterra Alaska Inc. (“QTA”) which holds a 100% interest in Singatse Peak Services LLC (“SPS”) and MRE LLC, which was incorporated by its sole shareholder, QTA, on October 28, 2025, as well as its partially owned consolidated entity, Blue Copper Royalties LLC (“BCR”). Falcon Copper Corp. (“FCC”) was previously consolidated but was deconsolidated effective December 31, 2025 (Note 3).

6 | P a g e

Lion Copper and Gold Corp. Notes to the Consolidated Financial Statements For the years ended December 31, 2025 and 2024 (In thousands of U.S. Dollars except for shares and per share amounts)

The Company consolidates an entity when it has a controlling financial interest in that entity. A controlling financial interest exists when the Company has the power to direct the activities that most significantly affect the entity's economic performance, is exposed to variable returns from its involvement with that entity and can affect those returns through its power over that entity.

Upon the occurrence of certain significant events, the Company reassesses whether a subsidiary in which the Company has control over. The reassessment process considers whether the Company has acquired or divested the power to direct the activities of a subsidiary. The reassessment also considers whether the Company has acquired or disposed of a financial interest that could be significant to a subsidiary, or whether an interest in a subsidiary has become significant or is no longer significant. The consolidation status of the entities with which the Company is involved may change as a result of such reassessments. Changes in consolidation status are applied prospectively, with assets and liabilities initially recorded at fair value. A gain or loss may be recognized upon deconsolidation of a subsidiary, depending on the carrying amounts of deconsolidated assets and liabilities compared to the fair value of retained interests and ongoing contractual arrangements.

b) Accounting estimates and judgments

The preparation of these Financial Statements in accordance with U.S. GAAP requires management to make estimates and exercise judgments that affect the application of policies, reported amounts and disclosures. Actual results could differ from those estimates.

•	Deconsolidation of Falcon Copper Corp. ("FCC")

The Company applied significant judgement in determining the appropriate accounting treatment for its investment in Falcon Copper Corp. as of December 31, 2025.

•

Loss of Control Assessment: The Company evaluated whether it continued to have a controlling financial interest in FCC in accordance with ASC 810, Consolidation. This assessment requires evaluating governance rights, ownership interests, and the Company's ability to direct the activities that most significantly impact FCC's economic performance. Based on these factors, management concluded that the Company no longer controlled FCC effective December 31, 2025, and accordingly deconsolidated FCC from its consolidated financial statements.

•

Fair Value of Retained Investment: The Company measured its retained investment in FCC at fair value at the deconsolidation date in accordance with ASC 820, Fair Value Measurement. As FCC is a private entity, the fair value measurement was based on Level 3 inputs. The key input is FCC’s share price of $0.31, which is determined using the price of FCC’s most recent financing of $0.116 on March 14, 2025 and bridging the price to December 31, 2025. This input required significant estimates, including the FCC’s share price trending. Changes in assumptions will result in changes in FCC’s share price, such as a $0.01 change in FCC’s share price, could have an impact of approximately $575 on the fair value of the retained investment and the resulting gain on deconsolidation.

Given the significance of the deconsolidation and the use of Level 3 inputs in valuing the retained investment, this represents the most significant area of judgment for the year ended December 31, 2025.

Key sources of estimation uncertainty that have a significant risk of causing material adjustment to the amounts recognized in the consolidated financial statements exist as follows:

7 | P a g e

Lion Copper and Gold Corp. Notes to the Consolidated Financial Statements For the years ended December 31, 2025 and 2024 (In thousands of U.S. Dollars except for shares and per share amounts)

•

Share-based payments: The Company has a stock option plan pursuant to which the fair value of options issued is estimated by using the Black Scholes option pricing model on the date of the grant based on certain assumptions. Those assumptions are described in Note 10 and include expected volatility, expected life of the options, number of options expected to vest, estimation of vesting period, and vesting possibility for certain milestones.

•

Valuation of warrants: the Company granted warrants pursuant to the closing of convertible debenture financings during 2025 and 2024. The Black Scholes option pricing model was used to determine fair value for the warrants and required significant assumptions to be made by management. FCC also granted warrants pursuant to the acquisition transaction described in Note 3(a) using the Monte Carlo simulation method which also required significant assumptions to be made by management.

•

Valuation of derivative liabilities: During the year ended December 31, 2025 and 2024, the Company completed multiple tranches of convertible debenture financing and/or restructuring. The convertible debentures include certain conversion features which were valued using the option pricing model and required significant assumptions to be made by management to value.

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

•
Going concern: In the determination of the Company's ability to meet its ongoing obligations and future contractual commitments, management relies on the Company's planning, budgeting and forecasting process to help determine the funds required to support the Company's normal operations on an ongoing basis and its expansionary plans. The key inputs used by the Company in this process include forecasted capital deployment, results from operations, results from the exploration and development of its properties and general industry conditions.

•	Control over Blue Copper Royalties LLC: During the year ended December 31, 2025 and 2024, the Company's ownership in Blue Copper Royalties LLC did not change.
•

Falcon Butte acquisition: the Company assessed whether the acquisition of Falcon Butte Minerals constitutes a business combination or an asset acquisition under ASC 805 – Business Combination. Management determined that the transaction is an asset acquisition, as substantially all the fair value is attributable to a single mineral property and the acquired entity did not include a substantive process. Specifically, Falcon Butte is an early-stage exploration entity with no production activities, no organized workforce, and limited operational processes capable of generating outputs.

c) Business Combination / asset acquisition

The Company applies the provisions of ASC 805, "Business Combination" and allocates the fair value of purchase consideration to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to intangible assets.

8 | P a g e

Lion Copper and Gold Corp. Notes to the Consolidated Financial Statements For the years ended December 31, 2025 and 2024 (In thousands of U.S. Dollars except for shares and per share amounts)

Acquisition-related expenses are recognized separately from the business combination and are expensed as incurred.

The Company accounts for a transaction as an asset acquisition when substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, or otherwise does not meet the definition of a business. Asset acquisition-related direct costs are capitalized as part of the asset or assets acquired.

d) Investment in associate

The Company accounts for investments in entities over which it has significant influence using the equity method of accounting. The investment is initially recorded at cost and subsequently adjusted for the Company's share of investee's net earnings or losses, which are recognized in the consolidated statements of operations.

The Company evaluates its investments for impairment when events or changes in circumstances indicate that the carrying value may not be recoverable and records a write-down if any decline in value is other than temporary.

e) Translation of foreign currencies

The functional currency for the Company and each of the Company's subsidiaries is the currency of the primary economic environment in which the entity operates. Determination of functional currency may involve certain judgments to determine the primary economic environment, and the Company reconsiders the functional currency of its entities if there is a change in events and conditions that determined the primary economic environment. The Company's presentation currency is the U.S. dollar ("$" or "USD"). The functional currency of the Company and its significant subsidiaries is the USD. In preparing the financial statements, transactions in currencies other than an entity's functional currency ("foreign currencies") are recorded at the rates of exchange prevailing at the dates of the transactions. At each balance sheet date, monetary assets and liabilities are translated using the year-end foreign exchange rate. Non-monetary assets and liabilities are translated using the historical rate on the date of the transaction. All gains and losses on translation of these foreign currency transactions are included in the consolidated statements of operations and comprehensive loss.

f) Mineral properties

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

9 | P a g e

Lion Copper and Gold Corp. Notes to the Consolidated Financial Statements For the years ended December 31, 2025 and 2024 (In thousands of U.S. Dollars except for shares and per share amounts)

Cash proceeds received from farm-out option agreements are recorded as a liability once received and reduced as the obligation to incur expenditures related to the agreement are met. Funds received for expenditures incurred are recorded as a recovery in the consolidated statements of operations or as a reduction to the capitalized acquisition costs, depending on the nature of the expenditure incurred.

g) Impairment

The Company assesses the carrying costs of the capitalized mineral properties for impairment indicators under ASC 360-10, "Impairment of long-lived assets". If impairment indicators are identified, the Company evaluates its carrying value under ASC 930-360, "Extractive Activities - Mining". An impairment is recognized if the sum of the expected undiscounted future cash flows is less than the carrying amount of mineral properties. Impairment losses, if any, are measured as the excess of the carrying amount of mineral properties over its estimated fair value.

Based on the Company's assessment, no impairment indicators were identified on the mineral properties for 2025 and 2024.

h) Share-based payments

The fair value of stock options granted to directors, officers, employees and consultants is calculated using the Black Scholes option pricing model and is expensed over the vesting periods. If and when stock options are exercised, the value attributable to the stock options is transferred to share capital.

i) Cash and cash equivalents

Cash consists of cash on hand and short-term investments with a maturing term of less than 90 days. As of December 31, 2025, the Company held $nil ($2024 - $4,000) in cash equivalents.

j) Financial instruments

Financial instruments are recognized in the balance sheet when the Company becomes a party to a contractual obligation. At initial recognition, the Company classifies and measures its financial instruments as one of the following:

•	held to maturity (amortized cost);
•	Fair value through other comprehensive income (FVOCI);
•	otherwise, they are classified as trading (fair value through Profit and loss).

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

10 | P a g e

Lion Copper and Gold Corp. Notes to the Consolidated Financial Statements For the years ended December 31, 2025 and 2024 (In thousands of U.S. Dollars except for shares and per share amounts)

Financial assets are derecognized when the rights to receive cash flows from the assets have expired or have been transferred, and the Company has transferred all risks and rewards of ownership. Financial liabilities are derecognized when the obligations specified in the contract are discharged, cancelled, or expire.

The Company's cash, other receivable, accounts payable, accrued liabilities, convertible debentures, and Nuton LLC deposit approximate fair value due to their short-term nature.

The Company's derivative liabilities and investment other are measured at fair value through profit and loss.

k) Provisions

Provisions are recognized when a present legal or constructive obligation exists as a result of past events where it is probable that an outflow of resources embodying economic benefits will be required to settle the obligation, and the amount of the obligation can be reliably estimated. The amount recognized as a provision is the best estimate of the consideration required to settle the present obligation at the reporting date, considering the risks and uncertainties surrounding the obligation. The Company had no material provisions as of December 31, 2025 and 2024.

l) Earnings (loss) per share

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

m) Income tax

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

n) Asset retirement obligations

Liabilities for asset retirement obligations are recognized at the time of environmental disturbance, in amounts equal to the discounted value of expected future mine reclamation and closure costs. The provision for asset retirement obligations represents management's best estimate of the present value of the future cash outflows required to settle the liability.

11 | P a g e

Lion Copper and Gold Corp. Notes to the Consolidated Financial Statements For the years ended December 31, 2025 and 2024 (In thousands of U.S. Dollars except for shares and per share amounts)

To the extent a legal obligation exists, an asset retirement obligation is recorded at its estimated fair value and accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value. Because asset retirement obligations represent financial obligations to be settled in the future, uncertainties exist in estimating timing and amount of the associated costs to be incurred. As at December 31, 2025 and 2024, the Company does not believe it has any significant asset retirement obligations.

o) Unit Offerings

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

Recently Issued Accounting Pronouncements and Disclosures Not Yet Adopted

ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures and ASU 2025-01, (Subtopic 220-40): Clarifying the Effective Date

In November 2024, FASB issued an Accounting Standards Update ("ASU") which will require entities to provide disaggregated disclosure of specified categories of expenses that are included on the face of the income statement, including: purchases of inventory, employee compensation, depreciation, amortization and depletion. In January 2025, FASB clarified the effective dates of this ASU, which becomes effective January 1, 2027. The Company is assessing the impact of this ASU, and upon adoption, may be required to include certain additional disclosures in the notes to its consolidated financial statements.

3. INVESTMENTS

a) Falcon Butte Minerals Corp. ("Falcon Butte")

Falcon Butte is a privately held company incorporated in British Columbia, Canada on April 22, 2021.

In April 2022, the Company assigned its two option agreements, originally entered in 2019 to acquire the Butte Valley project located in White Pine County, Nevada, to Falcon Butte. In consideration of the assignment, the Company received:

12 | P a g e

Lion Copper and Gold Corp. Notes to the Consolidated Financial Statements For the years ended December 31, 2025 and 2024 (In thousands of U.S. Dollars except for shares and per share amounts)

•	Total cash proceeds of $1,000, including $500 as reimbursement of previously incurred exploration expenditures and $500 for 0.5% NSR buydown; and
•	16,049,444 common shares of Falcon Butte with a fair value of $1,906.

The Company also retained net smelter return royalties (“NSRs”) on the property with a carrying value of $Nil (December 31, 2024: $Nil), subject to certain buy-down provisions. As at December 31, 2025, the Company held 18.81% (December 31, 2024 – 20.44%) ownership in Falcon Butte.

Summarized financial information of Falcon Butte and a reconciliation of the carrying amount of the investment in the Interim Financial Statements are set out below:

Summarized balance sheet:

	December 31, 2025	December 31, 2024
Assets
Cash	$2,533	$381
Receivables	-	16
Financial asset - Convertible loan receivable	-	100
Prepaids & deposits	-	9
Investment in associate	-	4,067
Total Assets	$2,533	$4,573

Liabilities
Accounts payable & accrued liabilities	$2,533	$14
Derivative liabilities	-	881
Total Liabilities	$2,533	$895

Summarized statement of loss
	Year ended December	Year ended December 31,
	31, 2025	2024
Operating expenses
General and administrative expenses	$1,444	$2,937
Total operating expenses	1,444	2,937

Fair value gain on derivative liability	(1,283)	(412)
Other income	(104)	(244)
Gain on sale of subsidiary	(4,894)	-
Gain on initial recognition of investment in associate	-	(1,403)
Foreign exchange loss (gain)	127	(372)
Net (income) loss	(4,710)	506

A continuity of the Company's investment in Falcon Butte is as follows:

Balance December 31, 2023	$1,206
Company's share of net loss	(104)

13 | P a g e

Lion Copper and Gold Corp. Notes to the Consolidated Financial Statements For the years ended December 31, 2025 and 2024 (In thousands of U.S. Dollars except for shares and per share amounts)

Balance December 31, 2024	$1,102
Company's share of net income	962
Dividend	(1,276)
Impairment	(788)
Balance December 31, 2025	$-

On December 1, 2025, Falcon Butte entered into a Membership Interest Purchase Agreement with Falcon Copper Corp. to sell all its membership interests in Freeport Butte Valley, LLC, which holds the Butte Valley property, the sole asset of Falcon Butte. Falcon Butte’s interest in Freeport Butte Valley, LLC, is held in it’s wholly-owned subsidiary, Falcon Butte America. The total consideration for the transaction consisted of $3,000 in cash and 53,935,113 FCC share purchase warrants valued at $5,913.

The fair value of the share purchase warrants were measured using a Monte Carlo simulation method and the following inputs:

December 31, 2025
Risk-free interest rate	3.73%
Expected volatility	100%
Dividend yield	0%
Valuation cap	$250M
Exercise price	$0.35
Probability of qualifying event/milestone event	50%
Simulation Paths	100,000

The transaction closed on December 31, 2025.

The purchase price was determined to be $8,913, the fair value of the consideration transferred (cash and warrants) and liabilities assumed.

Purchase price:	Amounts ($)
Cash	3,000
Warrants issued	5,913
8,913

Net assets acquired:
Cash	5
Mineral properties	8,927
Accounts payable and accrued liabilities	(19)
Net asset acquired	8,913

14 | P a g e

Lion Copper and Gold Corp. Notes to the Consolidated Financial Statements For the years ended December 31, 2025 and 2024 (In thousands of U.S. Dollars except for shares and per share amounts)

Following closing, Falcon Butte distributed the excess cash and FCC warrants to its security holders on a pro rata basis. Accordingly, the Company recorded $557 in other receivables (received on January 12, 2026) and 6,564,180 FCC share purchase warrants valued at $719.

The cash distribution and the fair value of the FCC warrants received were recorded as a reduction in the carrying value of the Company's investment in Falcon Butte. A further impairment on the investment of $788 to reduce the carrying value of the investment to $Nil was recognized, as the sole asset of Falcon Butte was transferred out of the company as a result of the above transaction.

The FCC warrants were initially recognized at a fair value of $719 on December 31, 2025 and are classified as financial assets. Subsequent to December 31, 2025, the warrants will be revalued at fair value at each period end, with the change in fair value recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss). Each warrant entitles the Company to acquire one common share of FCC for a period of five years, with acceleration provisions and at an exercise price to be determined as the lower of:

a) the price per warrant share equal to the valuation cap of $250,000 divided by the partially diluted capitalization outstanding on the determination date;

b) the price per warrant share equal to a 20% discount to specified future equity financing; and

c) A 20% discount to the 5-day volume-weighted average price (VWAP) of the common shares upon the closing of a corporate event.

b) Falcon Copper Corp. ("FCC")

Falcon Copper Corp., formerly Blue Copper Resources Corp, is a privately held company incorporated in Wyoming, United States.

In December 2022, QTA transferred to FCC its:

•	100% interest in the Blue Copper project.
•	90% interest in the Groundhog property in Alaska.
•	5% net profit interest in the Nieves silver property in Mexico, and
•	Butte Valley royalty.

As consideration, the Company received 57,513,764 common shares of FCC, representing 79.3% of FCC's then-issued and outstanding shares. This transaction was accounted for as a transfer between entities under common control and thus was recorded at carrying value.

In August 2023, Blue Copper Royalties LLC, or BCR, was incorporated in Wyoming, United States. In September 2023, FCC transferred the Butte Valley royalty and its Nieves interest to BCR. Following this transfer, the Company has held a 48.76% ownership in BCR.

As at December 31, 2025 and 2024, the Company's ownership in FCC was reduced to 33.69% and 43.46% respectively, resulting from FCC's equity issuances.

On December 31, 2025, FCC restructured its board of directors such that LCG directors no longer constituted a majority. As a result, the Company reassessed its relationship with FCC in accordance with ASC 810, Consolidation, and determined that it no longer maintained a controlling financial interest due to changes in governance and decision-making authority. Accordingly, FCC was deconsolidated effective December 31, 2025.

Upon deconsolidation, the Company derecognized the assets, liabilities and non-controlling interests of FCC and recognized its retained investment in FCC at fair value. The Company recorded a gain on deconsolidation of $26,381 in the consolidated statements of operations and comprehensive income (loss) for 2025.

15 | P a g e

Lion Copper and Gold Corp. Notes to the Consolidated Financial Statements For the years ended December 31, 2025 and 2024 (In thousands of U.S. Dollars except for shares and per share amounts)

Summary of derecognized net assets of FCC as at December 31, 2025:

Amount ($)
Cash and cash equivalents	24,090
Mineral properties	1,550
Investment	8,927
Other assets	175
Total assets of FCC	34,742

Accounts payable and accrued liabilities	1,259
Convertible debentures	24,364
Derivative liability	10,490
Total liabilities of FCC	36,113

Net assets of FCC	(1,371)
Noncontrolling interests	(7,181)
Fair value retained	(17,829)
Gain on deconsolidation of FCC	(26,381)

The gain represents a non-cash accounting adjustment primarily arising from the remeasurement of the Company’s retained interest in FCC to its fair value of $17,829, based on FCC’s share price of $0.31, which  was determined using the price of FCC’s most recent financing of $0.116 on March 14, 2025 and bridging the price to December 31, 2025 using a comparable company indexing approach  . The gain does not impact the Company’s cash position or liquidity.

Subsequent to deconsolidation, the Company accounts for its investment in FCC using the equity method as the Company holds 33.69% ownership as at December 31, 2025.

16 | P a g e

Lion Copper and Gold Corp. Notes to the Consolidated Financial Statements For the years ended December 31, 2025 and 2024 (In thousands of U.S. Dollars except for shares and per share amounts)

4. MINERAL PROPERTIES

Total mineral property acquisition costs are listed in the table below:

		Singatse Peak Services LLC					Falcon Copper Copr.
						Copper	Blue	Schell
	MacArthur	Yerignton	Bear	Hunewill	Wassuk	Canyon	Copper	Creek	Groundhog	Total
Balance, December 31, 2023	$2,489	$1,195	$1,575	$-	$1,405	$10	$878	$95	$-	$7,647
Option payments	-	-	231	-	-	-	150	105	-	486
Funded by Nuton LLC	-	-	(231)	-	-	-	-	-	-	(231)
	-	-	-	-	-	-	150	105	-	255
Balance, December 31, 2024	2,489	1,195	1,575	-	1,405	10	1,028	200	-	7,902
Option payments	-	-	231	-	-	-	225	50	47	553
Acquisition	-	-	-	1,312	-	-	-	-	-	1,312
Deconsolidation of Falcon Copper Corp.	-	-	-	-	-	-	(1,253)	(250)	(47)	(1,550)
Funded by Nuton LLC	-	-	(231)	-	-	-	-	-	-	(231)
	-	-	-	1,312	-	-	(1,028)	(200)	-	84
Balance, December 31, 2025	$2,489	$1,195	$1,575	$1,312	$1,405	$10	$-	$-	$-	$7,986

17 | P a g e

Lion Copper and Gold Corp. Notes to the Consolidated Financial Statements For the years ended December 31, 2025 and 2024 (In thousands of U.S. Dollars except for shares and per share amounts)

Total exploration expenditures recorded on the consolidated statements of operations and comprehensive income (loss) are listed in the tables below:

	Singatse Peak Services LLC				Falcon Copper Corp.
Year 2025	MacArthur	Yerington	Bear	Wassuk	Blue Copper	Schell Creek	Other	Total
Property Maintenance	$207	$73	$-	$81	$192	$160	$412	$1,125
Assay & Labs	-	25	29	-	-	-	-	54
Drilling	-	119	-	-	-	-	-	119
Environmental	1	364	-	-	-	-	-	365
Geophysical	-	-	-	-	270	30	-	300
Technical Study	54	1,828	7	-	-	-	-	1,889
Field Support	-	15	2	-	130	-	33	180
	262	2,424	38	81	592	190	445	4,032
Funded by Nuton LLC	(262)	(2,424)	(38)	(81)	-	-	-	(2,805)
	$-	$-	$-	$-	$592	$190	$445	$1,227

Year 2024
Property Maintenance	$205	$84	$-	$80	$207	$151	$(6)	$721
Assay & Labs	301	91	49	-	-	-	1	442
Drilling	689	1,467	1,516	-	-	-	-	3,672
Environmental	43	637	-	-	-	-	-	680
Geological	-	-	-	-	-	3	-	3
Geophysical	-	45	-	-	-	35	-	80
Technical Study	-	2,569	-	-	-	-	-	2,569
Field Support	1	2	18	-	48	5	2	76
	1,239	4,895	1,583	80	255	194	(3)	8,243
Funded by Nuton LLC	(1,239)	(4,895)	(1,583)	(80)	-	-	-	(7,797)
	$-	$-	$-	$-	$255	$194	$(3)	$446

18 | P a g e

Lion Copper and Gold Corp. Notes to the Consolidated Financial Statements For the years ended December 31, 2025 and 2024 (In thousands of U.S. Dollars except for shares and per share amounts)

a) Earn-In Agreement with Nuton LLC ("Nuton")

On March 18, 2022, the Company entered into an earn-in agreement, as amended, with Nuton, a subsidiary of Rio Tinto, pursuant to which Nuton has the exclusive option to earn an initial 65% interest in the Company's Yerington, MacArthur, Wassuk, Bear projects and associated water rights (the "Mining Assets") by completing staged work programs and funding commitments totaling up to $59,000 (the "Earn-In Agreement").

The staged work programs and funding commitments are as follows:

•	Stage 1: $4,000 initial technical evaluation
•	Stage 2: $5,000 a pre-feasibility study ("PFS") incorporating Nuton@ technologies
•	Stage 3: $50,000 a feasibility study ("FS")
▪	$2,500 advanced in January 2023
▪	$11,500 advanced in January 2024
▪	$5,000 advanced in November 2024

Stage 1 was completed in December 2022. Stage 2 was subsequently extended and divided into three phases: Stage 2, Stage 2b, and Stage 2c, all of which have now been completed, including the delivery of the PFS and regulatory filing in September 2025.

As of December 31, 2025, the Company had received cumulative funding of $28,000 under the Earn-In Agreement, including $19,000 advanced from Stage 3.

In November 2025, Nuton elected to proceed to the feasibility study stage and project permitting for the Yerington Copper Project and is expected to provide the remaining Stage 3 funding of $31,000.

Upon completion of the feasibility study, Nuton and the Company will decide whether to create an investment vehicle into which the Mining Assets will be transferred, with Nuton holding not less than 65% interest in the investment vehicle.

Funds received under the Earn-In Agreement do not represent revenue to the Company. Accordingly, such amounts are recorded as a deposit liability until eligible project expenditures are incurred in accordance with the staged work programs. As expenditure is incurred, the deposit liability is reduced, with corresponding amounts recognized as associated expenses or capitalized to mineral properties, consistent with the Company's accounting policies.

The continuity of the Company's Nuton LLC deposit is as follows:

Balance December 31, 2023	$1,357
Funds received	16,500
Funds applied to prepaids	(15)
Funds applied to capitalized acquisition	(231)
Funds applied to exploration and evaluation	(7,797)
Funds applied to general and administrative	(3,169)
Balance December 31, 2024	$6,645
Funds applied to capitalized acquisition	(231)
Funds applied to exploration and evaluation	(2,805)
Funds applied to general and administrative	(3,405)
Balance December 31, 2025	$204

19 | P a g e

Lion Copper and Gold Corp. Notes to the Consolidated Financial Statements For the years ended December 31, 2025 and 2024 (In thousands of U.S. Dollars except for shares and per share amounts)

b) MacArthur and Yerington Properties, Nevada

Located in the historic copper district of Yerington, Nevada, the Company's MacArthur and Yerington are 100% owned by SPS, a wholly owned subsidiary of Quaterra Alaska Inc.

The MacArthur property consists of unpatented lode claims and placer claims and covers lands administered by the U.S. Department of Interior - Bureau of Land Management ("BLM"). It is subject to a 2% net smelter return royalty upon commencing commercial production, which can be reduced to a 1% NSR in consideration of $1,000.

The Yerington property is centered on the former Anaconda open pit copper mine. This includes fee simple parcels and patented mining claims as well as unpatented lode and placer claims on lands administered by BLM. The Yerington deposit is subject to a 2% NSR upon commencing commercial production. The total lifetime royalty is capped at $7,500.

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

c) Bear Deposit, Nevada

The Bear deposit consists of private land located to the northeast of the Yerington deposit.

The Company has five option agreements, entered from March 2013 to May 2015, subsequently amended, to acquire a 100% interest in private lands covering the Bear deposit. Under the terms of these option agreements, the Company is required to make $5,988 in cash payments over 15 years ($5,915 paid) to maintain the exclusive right to purchase the land, mineral rights, and certain water rights and to conduct mineral exploration on these properties. Two of the properties are subject to a 2% NSR upon commencing commercial production, which can be reduced to a 1% NSR in consideration of $1,250 in total.

The outstanding payments required to keep the option agreements in good standing are as follows:

$201 due in 2026, and $101 due in each of 2027 and 2028, for a total of $403.

These five option agreements include purchase provisions for cash payments ranging from $250 to $22,770, with terms requiring varying written notices (from no notice to 12-month notice).

20 | P a g e

Lion Copper and Gold Corp. Notes to the Consolidated Financial Statements For the years ended December 31, 2025 and 2024 (In thousands of U.S. Dollars except for shares and per share amounts)

d) Hunewill, Nevada

In November 2025, the Company acquired a parcel of land adjacent to its Yerington Copper Project for total cash consideration of $1,312, including transaction costs. The acquisition was undertaken to expand the Company's land position for potential future exploration and development activities.

The transaction was accounted for as an asset acquisition, and the entire purchase price was capitalized as mineral property costs and allocated to the Hunewill property.

e) Wassuk, Nevada

The Wassuk property consists of unpatented lode claims on land administered by the BLM. The property is subject to a 3% NSR upon commencing commercial production, which can be reduced to a 2% NSR royalty in consideration of $1,500.

f) Copper Canyon, Nevada

On August 21, 2023, the Company purchased the title to the Copper Canyon claims from Convergent Mining, LLC and paid $10 in mineral claim fees. Further, the Company is required to pay an exploration fee to Convergent Mining, LLC calculated as the 5% of the first $2,000 of qualifying exploration costs, not exceeding $100.

g) Blue Copper Project, Montana

The Blue Copper Project, located in Powell County and Lewis & Clark County in Montana, USA, was acquired in 2021 and is held through FCC.

h) Schell Creek, Nevada

The Schell Creek project was formed pursuant to a joint venture agreement entered in November 2023 between Kennecott Exploration Company ("Kennecott"), a subsidiary of Rio Tinto, and FCC. The project includes the adjacent Cabin and Munchy properties. Under the terms of the agreement, FCC has work commitments totalling $2,500 related to drill programs and exploration activities.

Following the deconsolidation of FCC as of December 31, 2025, the Blue Copper and Schell Creek projects were removed from the Company's mineral properties (note 3).

5. GENERAL AND ADMINISTRATIVE EXPENSES

Certain general and administrative expenses were funded by Nuton LLC. and included salaries of $1,198 (2024 - $1,089), legal and consulting fees related to water rights of $1,107 (2024 - $1,066), and other general administration expenses of $1,100 (2024 - $1,014).

A detailed breakdown of general and administrative expenses is provided below:

21 | P a g e

Lion Copper and Gold Corp. Notes to the Consolidated Financial Statements For the years ended December 31, 2025 and 2024 (In thousands of U.S. Dollars except for shares and per share amounts)

	Year ended December 31
	2025	2024
Professional fees	$5,073	$2,095
Salaries, bonuses and benefits	3,687	1,791
Office expenses	723	702
Travel	334	181
Investor relations	152	123
Transfer agent and regulatory	97	122
	$10,066	$5,014
Nuton LLC deposit applied	(3,405)	(3,169)

6.  NON-CONTROLLING INTEREST ("NCI")

During the year ended December 31, 2024, FCC issued a total of 11,637,931 common shares at $0.116 per common share for gross proceeds of $1,350.

During the year ended December 31, 2025, FCC issued a total of 4,150,000 common shares at $0.116 per common share for gross proceeds of $481, 4,900,000 common shares pursuant to the exercise of 4,400,000 options at $0.10 and 500,000 options at $0.12 for proceeds of $500, and 23,809,524 common shares pursuant to the exercise of 23,809,524 warrants at $0.10 for proceeds of $2,381. FCC also granted 13,330,000 stock options to certain officers, directors, employees and consultants, and 103,250,000 performance options and warrants to certain officers, directors, and employees, exercisable into one common share of FCC with exercise prices ranging from $0.10 - $0.76 and exercisable ranging from five to ten years from the dates of grant.

The 103,250,000 performance options and warrants granted are subject to certain vesting milestones:

a.    18,000,000 upon engagement by FCC of a government relations and advisory firm (met):

b.    1,500,000 upon completion of the Blue Copper Phase 1 drill program (met);

c.    1,000,000 upon the early execution of the entirety of the warrants existing as of March 31, 2025 (met);

d.    4,050,000 upon the completion of a specified future equity financing (not met); and

e.    1,500,000 upon completion of Cabin and Muncy phase 1 drill programs (not met).

f.    300,000 upon entering into a multi-year land access agreement with Kijik village for the Groundhog project (met);

g.   e.g. 300,000 upon completion of any acquisition transaction involving Falcon Minerals Corp.’s interest in the Butte Valley project (met);

h.   250,000 upon grant;

i.    50,000 upon submission of the Blue Copper Plan of operations (met);

j.    250,000 upon completion of Groundhog Phase 1 drill program (not met);

k.   250,000 upon completion of Schell Creek Phase 1 drill program (not met);

l.    250,000 upon completion of a commercial agreement with Japanese industry (not met);

m.   250,000 upon the anniversary of the completion of a commercial agreement with Japanese industry (not met);

n.    300,000 upon the completion of the FB acquisition (met);

o. 3,500,000 upon entering into a strategic alliance MOU with the US Government and a Japanese smelting company (not met);

p. 3,500,000 upon smelter technology transfer pursuant to the MOU (not met);

22 | P a g e

Lion Copper and Gold Corp. Notes to the Consolidated Financial Statements For the years ended December 31, 2025 and 2024 (In thousands of U.S. Dollars except for shares and per share amounts)

q.    10,500,000 upon entering into a binding agreement pursuant to the above MOU (not met);

r.     7,500,000 upon entering into a lease agreement with Chuchuna Minerals Company on the Groundhog project in Alaska (met);

s.     7,500,000 upon reaching 12 months in good standing pursuant to the Chuchuna Minerals Company lease agreement (not met);

t.     15,000,000 upon reaching 24 months in good standing pursuant to the Chuchuna Minerals Company lease agreement (not met);

u.    2,500,000 upon receiving $5,000,000 cumulative in federal funding (not met);

v. 2,500,000 upon receiving $10,000,000 cumulative in federal funding (not met);

w. 22,500,000 upon receiving $25,000,000 cumulative in federal funding (not met);

The stock options and performance options were valued at $6,797 using the Black-Scholes model with the following estimates:

	January 5, 2025	April 14, 2025	May 28, 2025	July 15, 2025
Risk-free interest rate	2.96%	2.74%	2.85%	3.13%
Expected life (years)	5.00	5.00	5.00	5.00
Annualized volatility	109.67%	104.29%	99.79%	101.34%
Forfeiture rate	0%	0%	0%	0%
Dividend yield	0%	0%	0%	0%

	September	October 30,	November	December	December
	22, 2025	2025	1, 2025	22, 2025	24, 2025
Risk-free interest rate	3.71%	4.11%	3.71%	3.71%	4.15%
Expected life (years)	5.00	10.00	5.00	5.00	9.85
Annualized volatility	94.96%	114.22%	92.11%	93.01%	114.29%
Forfeiture rate	0%	0%	0%	0%	0%
Dividend yield	0%	0%	0%	0%	0%

As a result of the above, the Company's ownership in FCC is reduced to 33.69% as of December 31, 2025 (December 31, 2024 - 43.46%). Further, due to a change in governance in FCC, management determined that it no longer held control over FCC and as a result, FCC was deconsolidated, resulting in the NCI being removed from the consolidated balance sheet.

A continuity of the Company's NCI is as follows:

Balance December 31, 2023	$3,117
Issuance of common shares	1,350
Net loss and comprehensive loss attributable to NCI	(807)
Balance December 31, 2024	$3,660
Issuance of common shares	3,949
Issuance of preferred shares	3,026
Grant of options and warrants	6,797
Grant of finder's warrants	137
Net loss and comprehensive loss attributable to NCI	(10,388)
Deconsolidation of FCC	(7,181)
Balance December 31, 2025	-

23 | P a g e

Lion Copper and Gold Corp. Notes to the Consolidated Financial Statements For the years ended December 31, 2025 and 2024 (In thousands of U.S. Dollars except for shares and per share amounts)

7. CONVERTIBLE DEBENTURES

For the year ended December 31, 2025, FCC entered into convertible loan agreements amounting to $416 (2024 - $250) bearing interest at 5% per annum each having a term of 12 months. The principal and accrued interest is convertible into common shares of FCC at the lower of:

•	the price per share in the lowest equity financing undertaken by FCC during the term of the loan; and
•	$0.106

Under ASC 815, the conversion feature does not require bifurcation. Therefore, both the debt and the conversion option is accounted for as a single liability carried at amortized cost plus accrued interest. On October 3, 2025, $586 of principal and accrued interest was converted at $0.106 resulting in the issuance of 5,530,359 FCC common shares. For the year ended December 31, 2025, the accrued interest was $21 (2024 - $2).

On July 24, 2025 and August 20, 2025, FCC issued convertible notes with face amounts totaling $5,628 ($4,517 and $1,111, respectively) and funding amounts totaling $5,065 ($4,065 and $1,000, respectively), representing a 10% discount and issuance costs of $389 ($299 and $90, respectively). The notes mature nine months from the respective issue dates and are convertible into common shares of FCC in accordance with their terms, subject to the occurrence of a specified future equity financing and a corporate event.

In connection with the issuance of the notes, each note holder received bonus preferred shares of FCC equal to 20% of the note proceeds. The bonus preferred shares are non-redeemable and are convertible into shares of FCC for a period of 24 months from the date of issuance.

Both the notes and bonus preferred shares are convertible into FCC common shares at the lowest of the following prices:

a) The price per share equal to a 20% discount to the price of the specified future equity financing;

b) The price per share equal to the valuation cap ($60,000,000) divided by the total number of common and preferred shares outstanding; or

c) A 20% discount to the 5-day volume-weighted average price (VWAP) of the common shares upon the closing of a corporate event.

Based on the terms of the July 24 and August 20 notes, the convertible notes were determined to be a financial instrument comprising a host debt component, with a conversion feature with a variable conversion price classified as a derivative liability, and preferred shares classified as equity.

In relation to the July tranche, 404,500 finder's warrants were granted and valued at $57 using the Black-Scholes Option Pricing model and the following assumptions:

24 | P a g e

Lion Copper and Gold Corp. Notes to the Consolidated Financial Statements For the years ended December 31, 2025 and 2024 (In thousands of U.S. Dollars except for shares and per share amounts)

July 24, 2025
Risk-free interest rate	3.98%
Expected life (years)	5.00
Annualized volatility	101.19%
Forfeiture rate	0.00%
Dividend yield	0.00%

On November 14, 2025 and December 18, 2025, FCC issued convertible notes with face amounts totaling $29,222 ($12,500 and $16,722 respectively) and funding amounts totaling $26,300 ($11,250 and $15,050, respectively), representing a 10% discount and issuance costs of $1,463 ($737 and $726, respectively). The notes mature nine months from the respective issue dates and are convertible into common shares of FCC in accordance with their terms, subject to the occurrence of a specified future equity financing and a corporate event.

In connection with the issuance of the notes, each note holder received bonus preferred shares of FCC equal to 20% of the note proceeds. The bonus preferred shares are non-redeemable and are convertible into shares of FCC for a period of 24 months from the date of issuance.

Both the notes and bonus preferred shares are convertible into FCC common shares at the lowest of the following prices:

a) The price per share equal to a 20% discount to the price of the specified future equity financing;

b) The price per share equal to the valuation cap ($250,000,000) divided by the total number of common and preferred shares outstanding; or

c) A 20% discount to the 5-day volume-weighted average price (VWAP) of the common shares upon the closing of a corporate event.

Based on the terms of the November 14, and December 18 notes, the convertible notes were determined to be a financial instrument comprising a host debt component, with a conversion feature with a variable conversion price classified as a derivative liability, and preferred shares classified as equity.

In relation to the two tranches, 858,655 finder's warrants were granted (447,468 and 411,187, respectively) and valued at $80 ($33 and $47, respectively) using the Black-Scholes Option Pricing model and the following assumptions:

	November 14, 2025	December 18, 2025
Risk-free interest rate	3.74%	3.66%
Stock price	$0.19	$0.26
Expected life (years)	5.00	5.00
Annualized volatility	93.28%	92.98%
Forfeiture rate	0.00%	0.00%
Dividend yield	0.00%	0.00%

Subsequent to initial recognition, the host debt component is carried at cost and is accreted up to its face value over the term of the note. The conversion feature derivative liability is revalued at each reporting period to its fair value with the change recognized in the Consolidated Statements of Loss. The preferred shares are carried at cost with no further remeasurement.

25 | P a g e

Lion Copper and Gold Corp. Notes to the Consolidated Financial Statements For the years ended December 31, 2025 and 2024 (In thousands of U.S. Dollars except for shares and per share amounts)

The Company engaged a third-party valuation firm to value the components of the convertible note financings completed on July 24, 2025, August 20, 2025, November 14, 2025, and December 18, 2025.

The valuation firm determined the fair value of each component as follows:

Host Debt:

Instrument	Measurement Date	Principal Amount	Fair value	Allocated value	Effective Interest rate	Finder's fee allocation
July
Tranche	24/07/2025	$4,517	$3,622	$2,917	74.23%	$223
August
Tranche	20/08/2025	$1,111	$893	$743	71.63%	$69
November
Tranche	14/11/2025	$12,500	$10,057	$8,562	63.68%	$573
December
Tranche	18/12/2025	$16,722	$13,459	$11,442	61.19%	$564

Derivative Liability:

Instrument	Initial recognition	Principal Amount	Fair value	Allocated value	Finder’s fee allocation
July Tranche	24/07/2025	$4,517	$751	$751	$46
August Tranche	20/08/2025	$1,111	$156	$156	$12
November Tranche	14/11/2025	$12,500	$1,523	$1,523	$87
December Tranche	18/12/2025	$16,722	$2,049	$2,049	$86

Instrument	Measurement date	Principal Amount	Fair value
July Tranche	31/12/2025	$4,517	$787
August Tranche	31/12/2025	$1,111	$205
November Tranche	31/12/2025	$12,500	$1,533
December Tranche	31/12/2025	$16,722	$2,052

Preferred Share:

Instrument	Measurement Date	Principal Amount	Fair value	Allocated value	Finder’s fee allocation
July Tranche	24/07/2025	$4,517	$493	$397	$30
August Tranche	20/08/2025	$1,111	$121	$101	$9
November Tranche	14/11/2025	$12,500	$1,368	$1,165	$78
December Tranche	18/12/2025	$16,722	$1,833	$1,558	$77

26 | P a g e

Lion Copper and Gold Corp. Notes to the Consolidated Financial Statements For the years ended December 31, 2025 and 2024 (In thousands of U.S. Dollars except for shares and per share amounts)

Finder's fees allocated to the host debt was accounted for as a direct reduction to the carrying amount of debt and amortized to accretion expense over the term of the debt, while finder's fees allocated to preferred shares were accounted for as a direct reduction to equity. The finder's fees allocated to the derivative liability were expensed immediately in financing costs in the Consolidated Statement of Operations.

On November 6, 2025, the Company completed a non-brokered private placement of convertible debentures (the "Debentures") with a principal amount of $2,700. The Debentures mature on November 6, 2026 and bear interest at 12% per annum, payable at maturity. The Debentures are convertible, at the option of the holder, into common shares of the Company at $0.0965 per share. Interest may be paid in common shares at the prevailing market price upon repayment or conversion, subject to regulatory approval.

In relation to the completed convertible debenture financing, the Company granted 27,979,274 common share purchase warrants, exercisable at $0.0965 and expiring on November 6, 2030.

Under ASC 470-20, as amended by ASU 2020-06, the conversion feature does not require bifurcation. Therefore, both the debt and the conversion option is accounted for as a single liability carried at book value plus accrued interest whereas the warrants were accounted for as equity. The liability component is recorded at amortized cost using the effective interest method, and the equity component is recorded in shareholders’ equity at the date of issuance.

Accordingly, the proceeds were allocated between the liability and equity components using the relative fair value method, with $1,936 assigned to debt and $764 recorded in additional paid-in capital on November 6, 2025.

The warrants were valued using the Black-Scholes Option Pricing model and the following assumptions:

November 6, 2025
Risk-free interest rate	3.72%
Expected life (years)	5.00
Annualized volatility	26.85%
Forfeiture rate	0.00%
Dividend yield	0.00%

On February 16, 2024, the Company issued 12-month convertible debentures with a principal amount of $941, bearing an interest rate of 20% per annum. These debentures replaced previously issued debentures that were due in February 2024. The debentures were convertible into common shares of the Company at a price of $0.06 ($0.08 CAD) per share.

In December 2024, the Company repaid $936 of these debentures. The remaining balance of $5 was repaid in February 2025, along with accrued interest of $1.

The following table summarizes the continuity of the convertible debentures, including those issued by FCC:

27 | P a g e

Lion Copper and Gold Corp. Notes to the Consolidated Financial Statements For the years ended December 31, 2025 and 2024 (In thousands of U.S. Dollars except for shares and per share amounts)

Balance as at December 31, 2023	$3,544
Issued	461
Extinguished debt - fair value of conversion feature	(30)
Extinguished debt - fair value of warrants	(30)
Modified debt - fair value of warrants	(93)
Accretion	220
Interest	228
Extinguished	(150)
Converted	(1,976)
Repayment	(1,922)
Loss on repayment	5
Balance as at December 31, 2024	$257
Issued	24,590
Accretion	2,125
Interest	70
Converted	(586)
Repayment	(6)
Deconsolidation of FCC	(24,364)
Balance as at December 31, 2025	$2,086

8. DERIVATIVE LIABILITIES

During the year ended December 31, 2024, the Company issued certain share purchase warrants and convertible debt that can be exercised and converted in USD or CAD. The warrants and the conversion feature were classified as derivative liabilities, carried at fair value and revalued at each reporting date.

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

During the year ended December 31, 2025, FCC issued certain convertible debt with a variable conversion price (Note 7). Under ASC 815, the conversion feature was classified as a derivative liability, carried at fair value and revalued at each reporting date.

During the year ended December 31, 2025, the FCC issued certain share purchase warrants with a variable exercise price (Note 3). The warrants were classified as a derivative liability, carried at fair value and revalued at each reporting date.

The following table summarizes the continuity of the derivative liabilities, including those related to FCC:

Balance December 31, 2023	$176
Issuance of warrants for private placement	346
Issuance of warrants upon conversion of existing debentures	60
Issuance of contingent warrants upon conversion of existing debentures	649
Issuance of warrants and conversion for extinguishment debentures	55
Modification of warrants upon restructuring of debentures	109
Modification of conversion feature upon restructuring of debentures	129
Issuance of warrants - equity	(359)
Fair value change on derivative liabilities	(876)
Balance December 31, 2024	$289
Issuance of convertible debentures with variable conversion price	10,393
Deconsolidation of Falcon Copper	(10,490)
Fair value change on derivative liabilities	3,372
Balance December 31, 2025	$3,564

28 | P a g e

Lion Copper and Gold Corp. Notes to the Consolidated Financial Statements For the years ended December 31, 2025 and 2024 (In thousands of U.S. Dollars except for shares and per share amounts)

9. SHARE CAPITAL

The Company is authorized to issue an unlimited number of common shares without par value.

In June and August 2025  During the year ended December 31, 2025, the Company issued a total of 2,223,635 (June 2024 – 3,063,000) common shares pursuant to the exercises of stock options for aggregate proceeds of $127 (2024 - $181).

In February and March 2024, the Company issued 3,500,000 and 45,815,213 common shares, respectively, at prices of $0.074 and $0.042 per share in connection with the convertible debentures (Note 8).

In March and November 2024, the Company completed private placements of 23,809,522 and 25,155,554 units, respectively, at $0.042 and $0.045 per unit for aggregate gross proceeds of $2,132. Each unit consisted of one common share and one common share purchase warrant exercisable at $0.056 and $0.06 per share, respectively, for a period of five years from the date of issuances.

10. ADDITIONAL PAID-IN CAPITAL

a)  Stock options

The Company is authorized to grant stock options to directors, employees, and consultants pursuant to its stock option plan for up to 20% of the Company's issued and outstanding common shares. Stock options are granted at the discretion of the Board of Directors and may vest immediately or upon the achievement of specified performance milestones.

The exercise price of each option cannot be lower than the closing market share price of the Company's common shares on the trading day preceding the grant. Most options are granted for a term of five years and invested immediately, except for those subject to performance milestones.

The following table summarizes the continuity of the number of stock options issued and outstanding:

29 | P a g e

Lion Copper and Gold Corp. Notes to the Consolidated Financial Statements For the years ended December 31, 2025 and 2024 (In thousands of U.S. Dollars except for shares and per share amounts)

	December 31, 2025		December 31, 2024
		Weighted average exercise		Weighted average exercise
	of options	price (CAD)	of options	price (CAD)
Outstanding, beginning of year	63,735,248	0.09	49,239,020	$0.10
Granted	29,000,000	0.05	40,655,000	0.08
Exercised	(2,223,635)	(0.080)	(3,063,000)	(0.080)
Expired	(1,970,648)	(0.080)	(13,595,772)	(0.09)
Cancelled	-	-	(9,500,000)	(0.11)
Outstanding, ending of year	88,540,965	0.10	63,735,248	0.09
Exercisable, ending of year	81,040,965	0.10	57,765,248	0.09

As of December 31, 2025, all stock options were fully vested except for 7,500,000 granted on April 5, 2025.

On April 4, 2025, the Company granted 7,500,000 performance options to a key member of management at an exercise price of $0.08 per share. The options vest in two equal tranches upon the Company achieving market capitalization of $100,000 and $200,000, respectively.

The performance options were valued using a Monte Carlo simulation model with the following inputs: Volatility: 125%, risk-free interest rate 2.52%, dividend yield 0% and simulation paths 10,000.

On July 26, 2024, the Company granted 7,500,000 stock options to three members of senior management at an exercise price of CAD $0.08 per share. The options vest in three equal tranches upon the achievement of specific milestones pursuant to the Option Agreement with Nuton LLC. All vesting conditions were met, and the options became fully vested as of December 31, 2025.

The following table summarizes the Company's stock options outstanding as of December 31, 2025 and 2024, the weighted-average remaining contractual life of the options outstanding was 3.6 and 2.7 years, respectively.

30 | P a g e

Lion Copper and Gold Corp. Notes to the Consolidated Financial Statements For the years ended December 31, 2025 and 2024 (In thousands of U.S. Dollars except for shares and per share amounts)

	Exercise
Grant Date	Price (CAD)	Expiry Date	December 31, 2025	December 31, 2024
June 30, 2020	0.08	June 30, 2025	-	2,450,000
August 18, 2020	0.072	August 18, 2025	-	1,744,283
June 18, 2021	0.245	June 18, 2026	2,550,000	2,550,000
October 21, 2021	0.09	October 21, 2026	900,000	900,000
May 25, 2022	0.085	May 25, 2027	2,000,000	2,000,000
March 3, 2023	0.095	March 2, 2028	350,000	350,000
July 22, 2023	0.08	July 21, 2028	16,215,965	16,215,965
March 1, 2024	0.07	March 1, 2029	12,865,000	12,865,000
July 26, 2024	0.08	July 26, 2029	7,500,000	7,500,000
December 10, 2024	0.085	December 10, 2029	17,160,000	17,160,000
April 4, 2025	USD 0.08	April 4, 2030	7,500,000	-
September 5, 2025	0.12	September 5, 2030	20,000,000	-
September 8, 2025	0.135	September 8, 2030	1,500,000	-
			88,540,965	63,735,248

For 2025, the Company recognized shared-based compensation expense of $1,975 (2024 - $1,523) related to the vesting of options. Share-based compensation expense is recorded over the vesting period of the respective awards. The fair value of stock options granted during 2025 and 2024 was estimated at the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions:

	December 31, 2025	December 31, 2024
Annualized volatility	140%	90-141%
Expected life in years	5	5
Estimated forfeiture rate	0%	0%
Risk free interest rate	2.77 - 2.82%	2.83 - 3.94%
Dividend yield	Nil	Nil

b)  Share purchase warrants

The following table summarizes the continuity of the number of warrants issued and outstanding:

	December 31, 2025		December 31, 2024
	Number of warrants	Weighted average exercise price	Number of warrants	Weighted average exercise price
Outstanding, beginning of year	110,477,171	$0.06	119,626,027	$0.09
Warrants issued	27,979,275	0.0965	110,477,171	0.06
Cancelled	-	-	(32,270,021)	(0.07)
Warrants expired	(15,696,882)	(0.06)	(87,356,006)	(0.10)
Outstanding, end of year	122,759,564	$0.066	110,477,171	$0.06

31 | P a g e

Lion Copper and Gold Corp. Notes to the Consolidated Financial Statements For the years ended December 31, 2025 and 2024 (In thousands of U.S. Dollars except for shares and per share amounts)

On November 6, 2025, the Company issued 27,979,274 (November 8, 2024 - 25,155,554) common share purchase warrants in connection with the issuance of convertible debentures (Note 7), each exercisable for one common share at $0.0965 (2024 - $0.06) until November 6, 2030 (November 8, 2029).

The following table summarizes warrants outstanding as of December 31, 2025 and 2024:

Grant Date	Exercise Price ($)	Expiry Date	December 31, 2025	December 31, 2024
February 16, 2024	0.06	February 16, 2025	-	15,696,882
March 8, 2024	0.056	March 8, 2029	27,917,520	27,917,520
September 19, 2024	0.056	September 19, 2029	41,707,215	41,707,215
November 8, 2024	0.06	November 8, 2029	25,155,554	25,155,554
November 6, 2025	0.0965	November 6, 2030	27,979,275	-
			122,759,564	110,477,171

11. RELATED PARTY TRANSACTIONS

The Company's key management personnel consist of its directors and executive officers. Compensation for key management personnel was as below:

	Years ended December 31
	2025	2024
Salaries and bonuses	$2,278	$553
Directors' fees	90	-
Share-based compensation	6,402	850
	$8,770	$1,403

Certain officers are entitled to payment upon a change of control in accordance with their employment agreements. Share-based compensation represents the fair value of stock options granted to directors and officers during the year.

In 2025, members of the Board were granted stock options of FCC with a fair value of $2,103. One of the Company's Co-Chairmen, who also serves as a Chairman of FCC, received a cash bonus of $500 from FCC.

During the year ended December 31, 2025, an immediate family member of an executive officer was employed by the Company as a temporary employee and received salary. In addition, a firm affiliated with this individual provided services to the Company and related parties. Total compensation and service fees for the year were $120.

In connection with the Falcon Butte acquisition (Note 3(a)), Falcon Butte declared and paid dividends directly to its shareholders, including two directors of the Company. The Company did not fund these payments and the amounts received by the two directors were not material.

32 | P a g e

Lion Copper and Gold Corp. Notes to the Consolidated Financial Statements For the years ended December 31, 2025 and 2024 (In thousands of U.S. Dollars except for shares and per share amounts)

The Chief Executive Officer and Chief Financial Officer of FCC received salaries of $149 and $49, respectively, and were granted FCC stock options with fair values of $1,505 and $19, respectively. The Chief Executive Officer also received a bonus of $500. These amounts are included in the table above.

During 2025 and 2024, certain directors and officers participated in financing transactions with the Company.

During 2025, $Nil interest was accrued and remained unpaid related to convertible debentures held by directors and officers (2024 - $160 accrued and paid). The debentures bear interest at 12% per annum (2024 - 20%) and mature on November 8, 2026 (2024 - February 16, 2025).

On February 16, 2024, certain directors and officers of the Company restructured $407 of previously issued convertible debentures into new debentures bearing interest at 20% per annum, maturing on February 16, 2025, and convertible into common shares at $0.06 per share. In addition, a director converted $259 of convertible debentures into 3,500,000 common shares at $0.074 per share (note 9).

On March 8, 2024, certain directors and a former officer converted $1,541 of convertible debentures into 36,675,478 common shares at a price of $0.042 per share. In connection with these conversions, the Company issued 41,707,215 contingent warrants to certain directors and officers with an initial fair value of $649, which was subsequently remeasured to $359 as of September 19, 2024.

On March 8, 2024, certain directors and a former officer subscribed for 12,202,380 common shares for total proceeds of $513 in a private placement and received 12,202,380 warrants with a value of $177.

12. SEGMENTED INFORMATION

The Company operates as a single operating segment focused on exploration and development in the United States. Although general and administrative expenses are incurred across multiple legal entities, the chief operating decision maker ("CODM"), the Company's board of directors, evaluates performance and allocates resources on a consolidated basis. The accounting policies used to measure the profit and loss of the segment are the same as those described in the summary of significant accounting policies.

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

33 | P a g e

Lion Copper and Gold Corp. Notes to the Consolidated Financial Statements For the years ended December 31, 2025 and 2024 (In thousands of U.S. Dollars except for shares and per share amounts)

Financial instruments recorded at fair value on the consolidated statements of financial position are classified using a fair value hierarchy that reflects the significance of the inputs used in making the measurements. The three levels of the fair value hierarchy are:

•	Level 1 - Unadjusted quoted prices in active markets for identical assets or liabilities.
•	Level 2 - Inputs other than quoted prices that are observable for the asset or liability either directly or indirectly; and
•	Level 3 - Inputs that are not based on observable market data.

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

The Company's derivative liabilities are measured at its fair value at the end of each reporting period and is categorized as Level 2 in the fair value hierarchy based on the use of observable indirect market data like government bond yields to estimate risk-free rates and dividend yields based on historical dividend patterns. The Company's investment in associate and other are categorized as Level 3 in the fair value hierarchy (Note 3(b) and Note 3(a), respectively).

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

34 | P a g e

Lion Copper and Gold Corp. Notes to the Consolidated Financial Statements For the years ended December 31, 2025 and 2024 (In thousands of U.S. Dollars except for shares and per share amounts)

c) Interest rate risk

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

15. DEFERRED INCOME TAX

A Reconciliation of income tax provision computed at Canadian statutory rates to the reported income tax provision is provided as follows:

	2025	Percent %	2024	Percent %
Net income (loss) for the year	$4,383		$(4,741)
Canadian Federal statutory rate	663	15	(711)	15
Local income taxes, net of federal benefit	526	12	(569)	12

Foreign tax effects
USA
Statutory tax rate difference between USA and Canada	$(420)	(10)	$(124)	3
Change in valuation allowance	(1,914)	(44)	(330)	7
Non-deductible (taxable) items	(1,578)	(36)	23	0
Other adjustments	342	8	764	(16)
Provision to return adjustments and other	213	5	39	(1)
Foreign exchange gains and losses	(434)	(10)	817	(17)
Permanent difference	533	12	667	(14)
Change in valuation allowance	1,231	28	(576)	12
Loss of subsidiary	838	19	-
Income tax expense (recovery)	$-		$-

The tax effect of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as at December 31, 2025 and 2024 respectively are presented below.:

35 | P a g e

Lion Copper and Gold Corp. Notes to the Consolidated Financial Statements For the years ended December 31, 2025 and 2024 (In thousands of U.S. Dollars except for shares and per share amounts)

	2025	2024
Deferred tax assets:
Non-capital loss and net operating loss carryforward	$7,071	$7,434
Mineral properties	9,397	10,442
Capital losses	2,153	2,052
Financing and other	968	104
Lease liabilities	-	8
Total gross deferred tax assets	19,589	20,040
Less: valuation allowance	(16,139)	(20,016)
Net deferred tax assets	3,450	24

Deferred tax liabilities:
Convertible debentures	(179)	(16)
Investments	(3,271)	-
ROU asset	-	(8)
Total deferred tax liabilities	(3,450)	(24)
Deferred tax assets and liabilities	-	-

The Company's unused tax losses expire as follows:

	Canada	US
2026	$510	$-
2027 - 2044	23,381	-
2034 - 2037	-	79
Indefinite	-	904
	$23,891	$983

The Company's unused capital losses of $nil are available to carry forward indefinitely.

16. SUBSEQUENT EVENTS

a) On January 21, 2026, the Company received $30,500 from Nuton in connection with this Stage 3 funding commitment under the Earn-In Agreement.

b) Subsequent to year end, the Company issued 258,225 shares for financial advisory services valued at $30, and 8,504,062 common shares upon exercises of warrants and options for gross proceeds of $497.

36 | P a g e

Lion Copper and Gold Corp.

Management's Discussion and Analysis

For the years ended December 31, 2025

Dated: March 31, 2026

(In thousands of U.S. dollars except for shares and per share amounts)

This Management's Discussion and Analysis ("MD&A") of Lion Copper and Gold Corp. ("LCG") and its wholly owned subsidiary, Quaterra Alaska Inc. ("QTA") (collectively "Lion Copper" or the "Company"), dated March 31, 2026, should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2025, and related notes thereto, which have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP").

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

ABOUT LION COPPER'S BUSINESS AND OUTLOOK

Lion Copper is a US-focused exploration and development company whose operations are primarily on advancing its flagship Yerington Copper Project in Lyon Country, Nevada, United States.

Effective January 1, 2023, the Company adopted U.S. GAAP and began reporting as a U.S. domestic issuer under SEC regulations after determining it no longer qualified as a foreign private issuer.

On March 18, 2022, the Company entered into an earn-in agreement with Rio Tinto America Inc. ("Rio Tinto"), which was subsequently assigned to Nuton LLC ("Nuton"), a Rio Tinto Venture, (the "Earn-In Agreement"). The Agreement covers the Company's copper projects located in Mason Valley, Nevada (the "Mining Assets"), including the historical Yerington deposit, the MacArthur deposit, the Wassuk property, the Bear deposit, and associated water rights.

Under the Earn-In Agreement, Nuton may earn an initial 65% interest in the Mining Assets through staged funding commitments totaling $59,000, which includes completion of a feasibility study ("FS"). The staged funding commitments and completion milestones are summarized below:

✓ Stage 1: $4,000 - completed in December 2022

✓ Stage 2: $5,000 plus $2,500 Stage 3 advancement - completed in January 2024

✓ Stage 2b: $11,500 Stage 3 advancement  - completed in September 2024

✓ Stage 2c: $5,000 Stage 3 advancement - completed in September 2025

> Stage 3: $31,000 committed to completion of the feasibility study

In September 2025, the Company completed and filed a pre-feasibility study ("PFS") for the Yerington Copper Project, prepared in accordance with NI 43- 101 standards. The PFS evaluated the technical and economic viability of developing the Yerington Copper Project using Nuton® technology under certain operating assumptions.

Completion of the PFS supported Nuton's decision to advance to Stage 3 and fund the FS. Advancement of the project beyond the feasibility stage will depend on the results of the FS, prevailing copper price, permitting approvals, and future investment decisions.

Upon completion of the FS, Nuton and the Company will decide whether to create an investment vehicle into which the Mining Assets will be transferred, with Nuton holding not less than 65% interest in the investment vehicle.

The Company's near-term priorities include progressing the feasibility study, advancing permitting, and evaluating staged development options balancing capital requirements, technical considerations and market conditions.

The Company's outlook remains subject to risks and uncertainties, including copper price volatility, permitting timelines, project execution and access to capital.

PERFORMANCE HIGHLIGHTS

Nuton Elects to Proceed to Feasibility Study ("FS") and Commit Up to $31 Million

On November 24, 2025, the Company announced that Nuton elected to proceed to Stage 3 and to fund the definitive FS under the Option Agreement.

In January 2026, the Company received $30,500, net the $19,000 previously advanced, toward Stage 3 activities.

Pre-Feasibility Study Completed

The Company announced the results of the PFS on August 5, 2025 and published the related technical report on September 18, 2025. In February 2026, the Company filed an S-K 1300 compliant Technical Summary Report related to the PFS.

The PFS demonstrated a base case post-tax net present value (NPV) (7%) of $694,000 and an Internal Rate of Return ("IRR") of 14.6% with payback at 6.7 years based on a copper price of $4.30/lb. The study estimates average annual production of 120 million pounds of refined copper cathode over a 12-year mine life, with a peak of 151 million pounds in Years 5-7.

Convertible Debenture Financing Closed

On November 6, 2025, the Company completed a private placement of a 12-month convertible debenture for gross proceeds of $2,700. The debenture bears interest at 12% per annum and is convertible into common shares of the Company at $0.0965 per share. Interest may be settled in common shares at the prevailing market price upon repayment or conversion, at the Company's discretion.

The proceeds from the debenture were used to acquire the Hunewill property in Nevada and for general working capital purposes. A portion of the debenture is secured by the Hunewill property.

Water Rights Reinstated

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

MINERAL PROPERTIES

All the Company's mineral properties are held under the Company's wholly owned subsidiary, Singatse Peak Services, LLC ("SPS").

The Yerington Copper Project, integrates the Yerington and MacArthur deposits, located in Nevada's Yerington Copper District. The PFS, prepared by Samuel Engineering Inc. with input from independent qualified persons, evaluates the potential development of an integrated open-pit mining operation utilizing heap leach processing and solvent extraction and electrowinning processing ("SX/EW") facilities to produce refined copper cathode.

The PFS estimates initial capital of $724 million, including mine development, heap leach pads, SW/EW, an acid plant, and related infrastructure. Operating costs are estimated at $1.92 per pound and $2.67 per pound on an all-in-sustaining cost ("AISC") basis.

The economic results presented in the PFS are sensitive to copper prices and other key assumptions. Mineral resources included in the PFS are not mineral reserves and there is no certainty that the economic results presented in the PFS will be realized.

Following completion of the PFS, the Company is advancing the project toward a definitive FS, permitting and additional engineering work. These activities are being supported under the Earn-In Agreement with Nuton.

Mineral Reserves

The PFS includes the first Mineral Reserve estimate for the Project. The PFS is based on Mineral Reserves. The reserve estimate is based on pit designs using a copper price of $3.90/lb with cut-off grades ranging from 0.03 to 0.07% CuT for oxide material and 0.09% CuT for sulfide material.

Pit Area	Proven			Probable			Total
Ore Type	Tons (kt)	Grade (Cu%)	Copper Mlbs	Tons (kt)	Grade (Cu%)	Copper Mlbs	Tons (kt)	Grade (Cu%)	Copper Mlbs
Yerington Pit/VLT
Oxide	34,295	0.22	148.3	73,681	0.13	193.1	107,976	0.16	341.5
Sulfide	81,037	0.30	481.1	152,761	0.24	732.3	233,798	0.26	1,213.3
MacArthur Area
Oxide	110,224	0.19	411.7	54,553	0.16	173.5	164,777	0.18	585.2
Sulfide	-	-	-	-	-
Total Oxide	144,519	0.19	560.0	128,234	0.14	366.7	272,753	0.17	926.7
Total Sulfide	81,037	0.30	481.1	152,761	0.24	732.3	233,798	0.26	1,213.3
Total Reserve	225,556	0.23	1,041.1	280,995	0.20	1,099.0	506,551	0.21	2,140.0

Note: This Mineral Reserve estimate has an effective date of May 31, 2025, and is based on the mineral resource estimates for Yerington and VLT dated March 17, 2025 by AGP Mining Consultants Inc. and MacArthur Area Pits dated March 17, 2025 by Independent Mining Consultants Inc. The Mineral Reserve estimate was completed under the supervision of Gordon Zurowski, P.Eng. of AGP, who is a Qualified Person as defined under NI 43-101. Mineral Reserves are stated within the final pit designs based on a $3.90/lb copper price.

1. The copper cutoff grades used were:

Yerington Pit - 0.05% copper (oxide ROM), 0.09% copper (sulfide)

Vat Leach Tailings (VLT) Pit - 0.03% copper (oxide ROM)

MacArthur - 0.05% copper (oxide ROM)

Gallagher Pit - 0.07% copper (oxide ROM)

North Ridge Pit - 0.06% copper (oxide ROM)

2. Open pit mining costs varied by area and elevation with waste of $2.53/t, oxide material at $2.49/t and sulfide at $2.22/t.  Incremental costs of $0.027/25ft bench were applied below the 4225 foot elevation for waste and oxide and 0.024/t for sulfide material below the 4225 foot elevation.

3. Processing costs were based on the use of an acid plant at site with crushing for sulfide material.  The processing costs by pit area were:

Yerington Pit - $2.00/t ore (oxide ROM), $4.44/t (sulfide)

VLT Pit - $1.34/t ore (oxide ROM)

MacArthur - $1.67/t ore (oxide ROM)

Gallagher Pit - $2.14/t ore (oxide ROM)

North Ridge Pit - $1.73/t ore (oxide ROM)

G&A costs were $0.49/t ore.

4. Process copper recoveries varied by material and area and were as follows:

Yerington Pit - 70% (oxide ROM), 74% (sulfide)

VLT Pit - 75% (oxide ROM)

MacArthur - 55% (oxide ROM)

Gallagher Pit - 54% (oxide ROM)

North Ridge Pit - 55% (oxide ROM)

Mineral Resources (Inclusive of Mineral Reserves)

The resource estimate is based on pit designs using a net copper price of $4.22/lb with cut-off grades ranging from 0.03 to 0.07% CuT for oxide material and 0.08% CuT for sulfide material.

Pit Area	Measured			Indicated			Measured + Indicated
Resource Type	Tons (kt)	Grade (Cu%)	Copper Mlbs	Tons (kt)	Grade (Cu%)	Copper Mlbs	Tons (kt)	Grade (Cu%)	Copper Mlbs
Yerington Pit/VLT
Oxide	37,531	0.21	157.6	96,556	0.13	257.9	134,087	0.16	417.0
Sulfide	84,163	0.30	505.0	263,230	0.22	1,158.2	347,393	0.24	1,663.2
MacArthur Area
Oxide	163,333	0.18	577.8	155,086	0.15	471.6	318,419	0.17	1,049.4
Sulfide	-	-	-	-	-	-	-	-	-
Total
Oxide Total	200,864	0.19	735.4	251,642	0.15	729.4	452,506	0.16	1,464.9
Sulfide Total	84,163	0.30	505.0	263,230	0.22	1,158.2	347,393	0.24	1,663.2
Total	285,027	0.22	1,240.4	514,872	0.18	1,887.6	799,899	0.20	3,129.0

Pit Area	Inferred
Resource Type	Tons (kt)	Grade (Cu %)	Copper Mlbs
Yerington Pit/VLT
Oxide	67,338	0.11	145.8
Sulfide	67,576	0.17	229.8

Pit Area	Inferred
Resource Type	Tons (kt)	Grade (Cu %)	Copper Mlbs
MacArthur Area
Oxide	23,169	0.15	67.9
Sulfide	-	-	-
Total
Oxide Total	90,507	0.12	213.6
Sulfide Total	67,576	0.17	229.8
Total	158,083	0.14	443.4

Notes:

1. Mineral Resources are reported in situ for Yerington and MacArthur and the effective date is March 17, 2025. The VLT Mineral Resources are not in situ and the effective date is March 17, 2025. Mineral Resources that are not Mineral Reserves do not have demonstrated economic viability. There is no certainty that all or any part of the Mineral Resource estimate will be converted into Mineral Reserves.  The Mineral Resource Estimate of Yerington and the VLT was performed by Mr. Tim Maunula, P. Geo of T. Maunula & Associates Consulting and the MacArthur Area Pits by Mr. Herb Welhener, MMSA-QPM, Vice President of Independent Mining Consultants Inc. Both responsible parties are both Qualified Persons under NI 43-101 standards. All figures are rounded to reflect the relative accuracy of the estimates and totals may not add correctly.

2. Mineral Resources of the Yerington pit area are reported within a conceptual pit shell that used the following input parameters: a variable break-even economic cut-off grade of 0.04 % TCu and 0.08% TCu, for oxide and sulfide material respectively, based on assumptions of a net copper price of US$4.22 per pound (after transportation and royalty charges), 70% recovery in oxide material, 74% recovery in sulfide material, base mining costs of $2.49/st for oxide and $2.22/st for sulfide, and processing plus G&A costs of $2.00/st for oxide and $4.44/st for sulfide.

3. Mineral Resources of the VLT are reported within a conceptual pit shell that used the following input parameters: a break-even cut-off grade of 0.03 % TCu based on assumptions of a net copper price of US$4.22 per pound (after smelting, refining, transportation and royalty charges) and 75% recovery in oxide material.

4. Mineral Resources of the MacArthur pit area are reported within a conceptual pit shell that used the following input parameters: a break-even cut-off grade of 0.05 % for the MacArthur pit, 0.07 % TCu for the Gallagher pit, and 0.06 % TCu for the North Ridge pit. Metal price of $4.22 per pound (after smelting, refining, transportation, and royalty charges); process costs between $1.67 and $2.14/st; and base mining costs for heap tonnage of $2.49/st and $2.53/st for waste,

5. Recovery of Total Copper in redox zones of leach cap, overburden, oxide and mixed: MacArthur domain 55%, North Ridge domain 53%, Gallagher domain 54%.

Mining Methods

Open pit mining offers the best approach for development of the deposits based on the size of the resource, tenor of the grade, grade distribution and proximity to topography for the deposits.

The PFS mine schedule totals 506.6 Mt of heap leach feed grading 0.21% copper over a processing life of14 years. Open pit waste tonnages from the various areas total 159.8 Mt and will be placed into waste storage areas adjacent to the open pits. The overall open pit strip ratio is 0.32:1 (waste: heap feed).

Three heap leach facilities will be used to provide copper solution to the processing (SX/EW) facilities.  The sulfide HLF located near the Yerington pit will utilize the Nuton process for the leaching of sulfide feed from the Yerington pit. The Nuton facility will have a peak feed rate of 35 Mtpa through a crushing plant.  The Yerington pit is the only supply of sulfide material for the PFS. The other process stream will employ conventional oxide copper leaching technology with ROM material. One oxide HLF will be located at Yerington for the Yerington oxide and VLT material while the other oxide HLF will be adjacent to the MacArthur pits.

The current mine plan includes minimal pre-stripping as the bottom of the existing pit still contains material suitable for placement on a HLF with conventional leaching and use of the Nuton process for the sulfide materials.

The open pit mining starts in Year 1 and continues uninterrupted until early in Year 12.

Project Economics

Capital Costs

The capital cost estimate encompasses all direct and indirect expenditures, complete with appropriate contingencies for the various facilities required to commence production, as outlined in this study. It's important to note that all equipment and materials are assumed to be new, and the estimate does not incorporate allowances for potential scope changes, escalation, or fluctuations in exchange rates. The execution strategy is rooted in an engineering, procurement, and construction management (EPCM) implementation approach, with Lion CG overseeing construction management and the packaging of discipline-based construction contracts.

This capital cost estimate for the Project has been developed to align with the requirements of a PFS, encompassing the costs associated with designing, constructing, and commissioning the necessary facilities.

Yerington Copper Project Capital Cost Estimate
Area	Initial Capital (M$)	Sustaining Capital (M$)	Total Capital (M$)
Open Pit Mining	22.8	40.7	63.5
Processing	143.4	318.5	461.9
Infrastructure	176.4	228.1	404.5
Acid Plant/CoGen	130.2	114	244.2
Dewatering	42.5	17.5	60
Indirects	74.0	125.7	199.7
Contingency	134.7	163.2	297.9
Total	724.0	1007.7	1731.7

Operating Costs

Yerington Copper Project Operating Costs - Life of Mine
Area	Life of Mine ($/t moved)	Life of Mine ($/t process feed)	Life of Mine ($/lb copper payable)
Open Pit Mining	2.55	3.35	1.18
Processing	1.42	1.87	0.66
G&A	0.19	0.24	0.09
Total Operating Cost	4.16	5.47	1.92

General data sources and assumptions used as the basis for estimating the process operating costs include:

  Average production rate of 34 Mtpa for the Nuton circuit
  Labor requirements as developed by AGP and Samuel Engineering
  Unit cost of electrical energy of $0.065/kWhr
  Unit cost of diesel fuel of $3.03/gal

  Taxes are excluded from the G&A but are applied to the financial model

Financial Evaluation - Base Case @ $4.30/lb Copper

Yerington Copper Project Financial Evaluation
Parameter	Unit	Pre-tax	Post-tax
Net Revenue	$USM	2,914	2,315
NPV (7%) (LOM)	$USM	$975	$694
IRR (LOM)%		16.9%	14.6%
Payback	Years	6.4	6.7
Cash Costs[1]	$US/lb payable	$1.92
AISC[1]	$US/lb payable	$2.67
Copper - Payable	Mlbs	1,443
Mine Life	Years	12
Average Annual Production LOM	Mlbs	120
LOM Production	tons	721,352

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

RESULTS OF OPERATIONS

For the year ended December 31, 2025, the Company continued to advance the Yerington Copper Project while maintaining its corporate and administrative functions.

The Company reported net income for 2025, primarily driven by a non-cash gain of $26,381 recognized on the deconsolidation of Falcon Copper Corp. ("FCC") on December 31, 2025. This gain reflects the accounting impact of derecognizing FCC's net liabilities and recognizing the Company's retained interest at fair value. As a non-cash item, this gain is not indicative of the Company's underlying operating performance.

Operating expenses for the year consisted primarily of general and administrative costs, including personnel, professional fees and share-based compensation, as well as exploration and evaluation expenditures related to the Yerington Copper Project.

As an exploration and development company with no operating revenues, the Company's financial results continue to be influenced by non-cash items, such as share-based compensation as well as financing and investing activities.

(in thousands of U.S. dollars except for share and per share amounts)	Year ended December 31,
	2025	2024
Expenses

Exploration and evaluation	4,032	8,243
General and administration	10,066	5,014
Share-based compensation	8,772	1,523
Impairment	266	-
Gain on deconsolidation of FCC	(26,381)	-
Nuton LLC Deposit	(6,210)	(10,966)
Other expenses	5,072	927
Net gain( loss) and comprehensive gain (loss)	4,383	(4,741)
Loss and comprehensive loss attributable to:
Lion Copper and Gold Corp.	14,771	(3,934)
Non-controlling interest	(10,388)	(807)

Earning (loss) per share, diluted	$0.04	$(0.01)
Earning (loss) per share, basic	$0.03	$(0.01)
Weighted average number of common shares outstanding	411,971,205	375,049,165

Deconsolidation of Falcon Copper Corp.

The Company's reported results for the year ended December 31, 2025, include the consolidation of Falcon Copper Corp. up to December 31, 2025. As a result, certain amounts in the consolidated financial statements reflect FCC's standalone activities and  are not indicative of the Company's ongoing cost structure following deconsolidation.

A summary of FCC's impact is as follows:

Reported operating expenses	$16,660
Operating expenses - Falcon Copper Corp.
Exploration and evaluation	1,227
General and administrative	6,242
Share-based compensation	6,797
14,266
Nuton LLC deposit	(6,210)
Lion Copper Standalone operating expenses	$8,604

The increase in operating expenses and share-based compensation in 2025 was primarily attributable to FCC's activities, including the establishment of its independent management team and related equity incentive arrangements.

Following the deconsolidation of FCC on December 31, 2025, these costs will no longer be included in the Company's results, and future periods are expected to more closely reflect the Company's standalone operations.

Upon deconsolidation, the Company derecognized FCC's assets, liabilities and non-controlling interests, and recognized its retained investment in FCC at fair value. FCC's results of operations are included in the Company's consolidated financial statements for the year ended December 31, 2025 up to the date of deconsolidation. The Company recognized a non-cash gain of $26,381 in connection with the deconsolidation.

The deconsolidation does not materially impact the comparability of the Company's operating results for 2025 and 2024, as FCC was deconsolidated at year end. However, it significantly impacts the presentation of the Company's financial position as at December 31, 2025 and will affect the composition of future results, as FCC will no longer be consolidated and will instead be accounted for under the equity method.

Exploration and Evaluation

Exploration and evaluation activities include technical studies, property maintenance, environmental work, and  drill programs. During 2025, the Company focused on completing the PFS for the Yerington Copper Project, resulting in much lower drilling-related expenditures compared to 2024.

Exploration and evaluation expenditures incurred in 2025 and 2024 are summarized below:

	Year ended December 31, 2025			Year ended December 31, 2024
	SPS	FCC	Total	SPS	FCC	Total
Property Maintenance	$361	$764	$1,125	$369	$352	$721
Assay & Labs	54	-	54	441	1	442
Drilling	119	-	119	3,672	-	3,672
Environmental	365	-	365	680	-	680
Geological	-	-	-	-	3	3
Geophysical	-	300	300	45	35	80
Technical Study	1,889	-	1,889	2,569	-	2,569
Field Support	17	163	180	21	55	76
	$2,805	$1,227	$4,032	$7,797	$446	$8,243
Funded by Nuton LLC	(2,805)	-	(2,805)	(7,797)	-	(7,797)

General and Administrative

The $5,052 increase in general administrative expenses in 2025 was primarily due to higher personnel and professional fees of FCC with its corporate development and structuring initiatives. Excluding FCC, the Company's standalone general and administrative expenses remained stable compared to prior year.

	Year ended December 31,
	LCG	QTA	FCC	2025	LCG	QTA	FCC	2024
Professional fees	$472	$1,114	3,487	$5,073	$616	$1,065	$414	$2,095
Salaries, bonuses and benefits	388	1,256	2,043	3,687	201	1,093	497	1,791
Office expenses	62	200	461	723	288	153	261	702
Travel	9	76	249	334	-	105	76	181
Investor relations	152	-	-	152	123	-	-	123
Transfer agent and regulatory	81	14	2	97	116	6	-	122
	$1,164	$2,660	$6,242	$10,066	$1,344	$2,422	$1,248	$5,014
Nuton LLC funded	(1,100)	(2,305)	-	(3,405)	(1,014)	(2,155)	-	(3,169)

Share-based Compensation

Share-based Compensation for the year was $8,772 compared to $1,523 in 2024.

	Year ended December 31,
	LCG	FCC	2025	LCG	FCC	2024
Share-based compensation	$1,975	$6,797	$8,772	$1,523	$-	$1,523

The increase was primarily attributable to $6,797 of share-based compensation recognized by FCC, related to option awards granted under FCC's own equity incentive arrangements to its management and employees. These awards are separate from the Company's stock option plan and reflect FCC's establishment of an independent management team in the third quarter of 2025.

Excluding FCC, the Company's share-based compensation remained consistent with the prior year, reflecting routine grants under the Company's stock option plan.

Fourth Quarter

During the three months ended December 31, 2025, the Company:

  Closed a convertible debenture for $2,700. The debenture bears interest at 12% per annum and is convertible into common shares of the Company at $0.0965 per share. Interest may be settled in common shares at the prevailing market price upon repayment or conversion, at the Company's discretion.
  Purchased the Hunewill property located in Lyon County, Nevada for $1,312.
  Reassessed the control in FCC and determined deconsolidation effective December 31, 2025.
  In December 2025, Falcon Copper completed a $26.3 million private placement financing to support its exploration initiatives in the Western United States.

Summary of quarterly results

	Q4'25	Q3'25	Q2'25	Q1'25	Q4'24	Q3'24	Q2'24	Q1'24
General administration	(8,306)	(6,470)	(1,570)	(2,492)	(1,856)	(1,502)	(1,358)	(1,821)
Fair value (loss) gain on derivative liabilities	(1,851)	261	(1,008)	(774)	39	439	(427)	680
Foreign exchange gain (loss)	(2)	(21)	19	(30)	(28)	(4)	(7)	(1)
Interest and other	(1,254)	(530)	(76)	(72)	387	(41)	(95)	(119)
Gain on deconsolidation	26,381	-	-	-	-	-	-	-
Loss on convertible debentures	-	-	-	-	-	-	-	(1,750)
Exploration expenditures	(849)	(1,033)	(987)	(1,163)	(1,603)	(1,591)	(2,389)	(2,660)
Nuton LLC deposit	583	1,474	1,940	2,213	2,310	2,336	3,102	3,218
Net loss	14,702	(6,319)	(1,682)	(2,318)	(751)	(363)	(1,174)	(2,453)
Basic income/(loss) per share	0.05	(0.01)	-	-	-	-	-	(0.01)

The Company's results have been driven by its general corporate and exploration activities. Other income and expenses fluctuate due to changes in the fair value of the Company's convertible notes and investment in associate.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are funding received under the Earn-In Agreement with Nuton and proceeds from equity or debt financing. The Company does not currently generate operating revenues and continues to rely on external financing to fund corporate overhead and working capital requirements. In addition, future development beyond the feasibility study stage will require additional funding. There can be no assurance that additional funding will be available on acceptable terms, or at all.

In January 2026, the Company received $30,500 from Nuton in connection with Stage 3 funding. As of March 25, 2026, cumulative funding received from Nuton totals $58,500.

Nuton funding is intended to support costs associated with the Yerington Copper Project, including technical studies, engineering, permitting and certain allocable project overhead expenses. While a portion of general and administrative costs is covered by this funding, the Company remains responsible for the balance of its corporate general and administrative expenses.

On November 6, 2025, the Company completed a private placement of a 12-month convertible debenture for gross proceeds of $2,700.

In November 2025, the Company acquired the Hunewill property, located adjacent to the Yerington Copper project, for total consideration of $1,312, including transaction costs. A portion of the debenture is secured by the Hunewill property.

During 2025, the Company repaid $6 in convertible debentures and received $127 from the exercise of stock options. In January 2026, the Company also received $567 cash dividend from Falcon Butte.

Cash on hand is approximately $32,168, as of March 31, 2026.

The following table summarizes the Company's cash flows for the years ended December 31, 2025, and 2024:

	2025	2024
Cash provided (used) by operating activities	$(13,166)	$3,942
Cash used in investing activities	(28,719)	(210)
Cash provided by financing activities	36,250	1,957
Increase in cash and cash equivalents	(5,635)	5,689
Cash and cash equivalents, beginning of year	7,999	2,310
Cash and cash equivalents, end of year	$2,364	$7,999

Cash flows for the year ended December 31, 2025 include the impact of FCC's operating, investing and financing activities prior to deconsolidation and are therefore not directly comparable to future periods.

Management believes that  cash, including the Stage 3 funding for project expenditure, is sufficient to support planned FS activities. The Company may require additional financing to repay its outstanding debentures due in November 2026 and to advance corporate initiatives.

(in thousands)	December 31, 2025	December 31, 2024
Financial Position
Cash	$2,364	$7,999
Investments	18,548	1,102
Mineral properties	7,986	7,902
Other assets	570	137
Total assets	$29,468	$17,140
Total Liabilities	$6,082	$7,741
Total equity	$23,386	$9,399
Working capital (deficiency)	$(3,157)	$346

TRANSACTIONS WITH RELATED PARTIES

The Company's related parties include its directors and officers whose remuneration was as follows, subject to change of control provisions for officers:

	Years ended December 31
	2025	2024
Salaries and bonuses	$2,278	$553
Directors' fees	90	-
Share-based compensation	6,402	850
	$8,770	$1,403

Certain officers are entitled to payment upon a change of control in accordance with their employment agreements. Share-based compensation represents the fair value of stock options granted to directors and officers during the year.

In 2025, members of the Board were granted stock options of FCC with a fair value of $2,103. One of the Company's Co-Chairmans, who also serves as a Chairman of FCC, received a cash bonus of $500 from FCC.

During the year ended December 31, 2025, an immediate family member of an executive officer was employed by the Company as a temporary employee and received salary. In addition, a firm affiliated with this individual provided services to the Company and related parties. Total compensation and service fees for the year were $120.

In connection with the Falcon Butte acquisition, Falcon Butte declared and paid dividends directly to its shareholders, including two directors of the Company. The Company did not fund these payments and the amounts received by the two directors were not material.

The Chief Executive Officer and Chief Financial Officer of FCC received salaries of $199 and $49, respectively, and were granted FCC stock options with fair values of $1,505 and $19, respectively. The Chief Executive Officer also received a bonus of $500. These amounts are included in the table above.

During 2025 and 2024, certain directors and officers participated in financing transactions with the Company.

During 2025, $Nil interest was accrued and remained unpaid related to convertible debentures held by directors and officers (2024 - $160 accrued and paid). The debentures bear interest at 12% per annum (2024 - 20%) and mature on November 8, 2026 (2024 - February 16, 2025).

OUTSTANDING SHARE INFORMATION

As of the date of this MD&A, the Company has:

  421,997,186 common shares;
  76,090,965 stock options, exercisable at prices ranging from CAD 0.07 to CAD 0.245, with expiration dates between June 18, 2026 and September 8, 2030; and
  7,500,000 performance options, exercisable at $0.08, with an expiration date of April 5, 2030; and
  119,205,501 warrants exercisable ranging from approximately $0.056 - $0.0965 expiring from March 8, 2029 through November 6, 2030.

SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements for the year ended December 31, 2025 have been prepared in accordance with U.S. GAAP.

See Note 2 to the consolidated financial statements for significant accounting policies used in the preparation of the consolidated financial statements.

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

See Note 2 for critical accounting judgements and estimates disclosed in the audited consolidated financial statements for the year ended December 31, 2025.

The Company, through its investment in FCC, recognized warrants issued in connection with an acquisition that were valued using a Monte Carlo simulation model. The valuation constitutes a significant accounting estimate due to the complexity of the instruments and the use of unobservable level 3 inputs within the fair value hierarchy.

The Monte Carlo model incorporates the contractual terms of the warrants, including a valuation cap,  discounts to future financing prices, and market-based pricing mechanisms that determine the exercise price. The model simulates a range of potential future equity values for FCC and estimates the expected payoff of the warrants on a probability-weighted basis.

ignificant assumptions used in the valuation include expected volatility of 100%, a risk-free interest rate of 3.7%, a valuation cap of $250,000, and a 50% probability of achieving specified qualifying events or milestones. The fair value measurement is particularly sensitive to changes in the probability of achieving qualifying events and the valuation cap. Possible changes in these assumptions could result in a material change in the estimated fair value of the warrants.

As FCC is a private entity with no observable market inputs, management engaged an independent valuation specialist to assist in the determination of fair value; however, these estimates remain inherently uncertain and subject to significant judgments. Actual results may differ materially from the estimates, which could have a material impact on the Company’s financial statements.

OFF - BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements as of this MD&A date.

PROPOSED TRANSACTIONS

The Company is exploring potential strategic initiatives to support growth and operations. These initiatives are at an early stage, and no decisions have been made.

FORWARD-LOOKING STATEMENTS

This MD&A contains forward-looking statements within the meaning of applicable United States and Canadian securities laws, including the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are often identified by words such as "believe", "anticipate", "expect", "estimate", "may", "plan", "potential", "will", "should" or similar expressions.

These forward-looking statements include, but are not limited to, statements regarding the economic projections, development potential, and anticipated outcomes described in our 2025 pre-feasibility study for the Yerington Copper Project, as well as statements regarding our future operations, objectives, expectations, and financial performance. These statements reflect management's current expectations, estimates, assumptions, and beliefs as of the date of this MD&A regarding future events and results.

Forward-looking statements are subject to a number of known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those expressed or implied by such statements. These risks include, among others, uncertainties related to mineral resource and mineral reserve estimates; assumptions underlying our pre-feasibility study; the availability of financing; reliance on third-party partners; permitting and regulatory approvals; environmental, technical and operational risks; and general economic and market conditions. For a more detailed discussion of these risks, see Item 1A - Risk Factors in our most recent Annual Report on Form 10-K.

Forward-looking statements concerning mineral resources, mineral reserves, and project economics are based on technical reports prepared in accordance with applicable disclosure standards. Such technical information is inherently uncertain and subject to significant assumptions regarding geological interpretation, engineering and metallurgical performance, capital and operating costs, copper prices, and other factors, many of which are beyond our control and difficult to predict accurately.

Readers are cautioned not to place undue reliance on forward-looking statements. Except as required by applicable law, we undertake no obligation to update or revise any forward-looking statements to reflect new information, future events, or otherwise.