Form 10-K/A
period 2025-12-31
LION COPPER & GOLD CORP.
filed 2026-04-02
CIK 1339688

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

2

EXPLANATORY NOTE

Lion Copper and Gold Corp. (the “Company”) hereby files this Amendment No. 1 (the “Amended Report”) to its annual report on Form 10-K as originally filed with the SEC on March 31, 2026 (the “Original Report”) solely to correct the date of the independent registered public accounting firm’s report. No changes have been made to the Company’s audited consolidated financial statements for the fiscal years ended December 31, 2025 and 2024.

In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, as a result of filing this Amended Report, the Company is refiling the certifications of the Company’s Chief Executive Officer and Chief Financial Officer required pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2022.

PART II

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated Financial Statements for the years ended December 31 2025 and 2024 and the notes thereto are attached to this Amended Report following the signature page.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

Exhibits

The following table sets out the exhibits filed herewith or incorporated herein by reference.

Exhibit	Description
3.1(1)	Certificate of Incorporation and Certificates of Change of Name
3.2(2)	Notice of Articles dated July 29, 2025
3.3(3)	Articles dated June 21, 2018
4.1(4)	Description of Capital Stock
10.1(5)	2024 20% Rolling Stock Option Plan

3

10.2(6)	Management Contract with John Banning
10.3(5)	Management Contract with Steven Dischler
14.1(5)	Code of Business Conduct and Ethics
19.1(1)	Insider Trading Policy
21.1(8)	List of Subsidiaries
23.1*	Consent of MNP LLP
23.2(8)	Consent of AGP Mining Consultants, Inc.
23.3(8)	Consent of Samuel Engineering Inc.
23.4(8)	Consent of Samuel Engineering Inc.
23.5(8)	Consent of NewFields Mining Design & Technical Services, LLC
23.6(8)	Consent of T. Maunula & Associates Consulting Inc.
23.7(8)	Consent of Independent Mining Consultants, Inc.
23.8(8)	Consent of GSI Environmental Inc.
31.1*	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934 of the Principal Executive Officer
31.2*	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934 of the Principal Financial Officer
32.1*	Section 1350 Certification of the Principal Executive Officer
32.2*	Section 1350 Certification of the Principal Financial Officer
96.1(7)	Technical Report Summary - Yerington Project dated May 31, 2025
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

(8) Previously filed as exhibit to Form 10-K filed March 31, 2026 and incorporated herein by reference

4

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LION COPPER AND GOLD CORP.

By:	/s/ John Banning

John Banning

Chief Executive Officer
(Principal Executive Officer)

Date: April 1, 2026

By:	/s/ Lei Wang

Lei Wang

Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: April 1, 2026

5

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

Vancouver, Canada

March 31, 2026

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