Form 10-Q
period 2026-03-31
LION COPPER & GOLD CORP.
filed 2026-05-15
CIK 1339688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of May 15, 2026, the registrant's outstanding common stock consisted of 431,137,702 shares.

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

For the three months ended March 31, 2026 and 2025

(Expressed in thousands of U.S. Dollars except for shares and per share amounts)

(Unaudited)

Lion Copper and Gold Corp. Condensed Interim Consolidated Balance Sheets As of March 31, 2026 and December 31, 2025 (Unaudited - In thousands of U.S. Dollars)

		March 31,	December 31,
	Notes	2026	2025

ASSETS
Current
Cash and cash equivalents		$32,438	$2,364
Other receivables	3	10	557
Prepaid and deposit		-	4
		32,448	2,925
Non-Current
Mineral properties	4	7,986	7,986
Reclamation bonds		9	9
Investment in associate	3	14,074	17,829
Investment other	3	975	719
Property and equipment		39	-
Total assets		$55,531	$29,468

LIABILITIES
Current
Accounts payable and accrued liabilities		$554	$228
Nuton LLC deposit	4	28,857	204
Convertible debentures	7	2,339	2,086
Derivative liabilities	8	-	3,564
Total current liabilities		31,750	6,082
Total liabilities		31,750	6,082

Shareholders' Equity
Share capital, no pair value, unlimited common shares authorized; 421,997,186 issued and outstanding (December 31, 2025 - 413,234,899)	9	111,770	110,702
Additional paid-in capital	10	34,230	28,500
Commitment to issue shares		-	10
Deficit		(122,219)	(115,826)
Total shareholders' equity		23,781	23,386
Total liabilities and shareholders' equity		$55,531	$29,468

The accompanying notes form an integral part of these condensed interim consolidated financial statements.

On behalf of the Board of Directors on May 15, 2026

/s/ "Thomas Patton"	/s/ "Tony Alford"

Director	Director

2 | Page

Lion Copper and Gold Corp.
Condensed Interim Consolidated Statements of Operations and Comprehensive Loss
For the three months ended March 31, 2026 and 2025
(Unaudited - In thousands of U.S. Dollars, except for shares and per share amounts)

		For the three months ended March 31,
	Notes	2026	2025

Operating expenses
Exploration and evaluation	4	$934	$1,163
General and administrative	5	959	1,406
Share-based compensation	10	7	1,086
Nuton LLC deposit	4	(1,765)	(2,213)
Operating loss		(135)	(1,442)

Non-operating income (expenses)
Accretion expense	7	(173)	-
Fair value loss on derivative liabilities	8	(2,677)	(774)
Foreign exchange gain (loss)		3	(30)
Interest income and other		101	129
Loss on shares issued for services	9	(13)	-
Share of loss in associate	3	(3,755)	(201)
Unrealized gain on investments	3	256	-
		(6,258)	(876)

Net loss and comprehensive loss for period		$(6,393)	$(2,318)

Net loss and comprehensive loss attributed to:
Shareholders of the Company		$(6,393)	$(1,555)
Non-controlling interest		$-	$(763)
		(6,393)	(2,318)
Loss per share, basic and diluted		$(0.02)	$(0.01)
Weighted average number of shares outstanding basic and diluted		416,411,259	411,011,264

The accompanying notes form an integral part of these condensed interim consolidated financial statements.

3 | Page

Lion Copper and Gold Corp. Condensed Interim Consolidated Statements of Changes in Equity For the three months ended March 31, 2026 and 2025 (Unaudited - In thousands of U.S. Dollars, except for shares)

	Notes	Number of Shares	Share Capital	Additional Paid-in Capital	Deficit	Commitment to Issue Shares	Non- Controlling Interest	Total Equity
Balance, December 31, 2024		411,011,264	$110,459	$25,877	$(130,597)	$-	$3,660	$9,399
Share-based compensation		-	-	48	-	-	1,038	1,086
Shares issued by Falcon Copper Corp.		-	-	-	-	-	482	482
Net loss and comprehensive loss for the period		-	-	-	(1,555)	-	(763)	(2,318)
Balance, March 31, 2025		411,011,264	110,459	25,925	(132,152)	-	4,417	8,649

Balance, December 31, 2025		413,234,899	$110,702	$28,500	$(115,826)	$10	$-	$23,386
Shares issued for option and warrant exercises	9	8,504,062	1,015	(209)	-	-	-	806
Shares issued for services	9	258,225	53	-	-	(10)	-	43
Modification of warrants	8	-	-	5,932	-	-	-	5,932
Share-based compensation	6, 10	-	-	7	-	-	-	7
Net loss and comprehensive loss for the period		-	-	-	(6,393)	-	-	(6,393)
Balance, March 31, 2026		421,997,186	$111,770	$34,230	$(122,219)	$-	$-	$23,781

The accompanying notes form an integral part of these condensed interim consolidated financial statements.

4 | Page

Lion Copper and Gold Corp. Condensed Interim Consolidated Statements of Cash Flow For the three months ended March 31, 2026 and 2025 (Unaudited - In thousands of U.S. Dollars)

		Three months ended March 31,
	Note	2026	2025
Operating activities
Loss for the period		$(6,393)	$(2,318)
Non-cash transactions
Accretion expense		173	-
Fair value gain on derivative liabilities		2,677	774
Interest expenses		80	5
Share of loss in associate		3,755	201
Shares-based compensation		7	1,086
Amortization of ROU asset		-	10
Shares issued for services		30	-
Unrealized gain on investments		(256)	-
Loss on shares issued for services		13	-

Changes in non-cash operating assets and liabilities
Other receivable		547	14
Prepaid expenses and deposit		4	(22)
Accounts payable and accrued liabilities		326	192
Lease liabilities		-	(10)
Nuton LLC deposit		28,653	(2,294)
Cash flow provided (used) by operating activities		29,616	(2,362)

Investing activities
Mineral properties		(82)	(231)
Nuton LLC deposit applied		82	231
Purchase of property and equipment		(39)	-
Cash used by investing activities		(39)	-

Financing activities
Proceeds from private placements		-	482
Issuance of convertible debentures		-	220
Repayment of convertible debentures		-	(6)
Proceeds from warrants and options exercised		497	-
Cash provided by financing activities		497	696

Increase (decrease) in cash and cash equivalents		30,074	(1,666)
Cash and cash equivalents, beginning of period		2,364	7,999
Cash and cash equivalents, end of period		$32,438	$6,333

The accompanying notes form an integral part of these condensed interim consolidated financial statements.

5 | Page

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements
For the three months ended March 31, 2026 and 2025
(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

1. NATURE OF OPERATIONS AND GOING CONCERN

Lion Copper and Gold Corp. ("LCG"), together with its subsidiaries, collectively, the "Company", is engaged in the acquisition, exploration and development of copper properties in the United States. The Company is currently advancing its flagship Yerington Copper Project in Nevada toward a Feasibility Study (the "FS"), pursuant to an earn-in agreement with Nuton LLC ("Nuton"), a Rio Tinto venture.

LCG was incorporated in British Columbia, Canada on May 11, 1993. Its common shares are listed on the Canadian Securities Exchange ("CSE") under the symbol "LEO" and are quoted for trading on the OTCQB Market under the symbol "LCGMF".

The Company acquires mineral properties through option agreements and claim staking. The carrying value of its mineral properties represents the acquisition costs and does not reflect present or future values. The recoverability of these assets  is dependent on the discovery of mineral reserves, the Company's ability to secure sufficient financing for corporate and other obligations, and the successful development or disposition of the  properties.

The Company's development activities on the Yerington Copper Project are substantially funded under an earn-in agreement with Nuton rather than direct Company funding.

These condensed interim consolidated financial statements ("Interim Financial Statements") have been prepared on a going concern basis, which assumes the Company will continue to operate for the foreseeable future and realize its assets and discharges its liabilities in the normal course of business.

As of March 31, 2026, the Company had an accumulated deficit of $122,219 (December 31, 2025 - $115,826), and working capital of $698 (December 31, 2025 - working capital deficiency of $3,157).

The Company has not generated revenue and will require additional financing to fund general corporate and administrative activities and repay its outstanding convertible debt obligations when due. Although the Company has historically been successful in raising capital, there can be no assurance that additional financing will be available on acceptable terms, or at all. These conditions and events raise substantial doubt about the Company's ability to continue as a going concern.

The Interim Financial Statements do not include any adjustments that would be necessary if the Company were unable to continue as a going concern. Such adjustments could be material.

2. SIGNIFICANT ACCOUNTING POLICIES

a) Statement of compliance and consolidation

The Interim Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") and are presented in United States dollars ("$" or "USD"), unless otherwise indicated.

The Interim Financial Statements include the accounts of LCG and its wholly owned subsidiaries, Quaterra Alaska Inc. ("QTA") which holds a 100% interest in Singatse Peak Services LLC ("SPS") and MRE LLC, , as well as its partially owned consolidated entity, Blue Copper Royalties LLC ("BCR"). Falcon Copper Corp. ("FCC") was deconsolidated effective December 31, 2025 (Note 3).

6 | Page

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements
For the three months ended March 31, 2026 and 2025
(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

The Company consolidates entities over which it has control. Control exists when the Company has power over the relevant activities, exposure to variable returns, and the ability to affect those returns through its power over the entity.

The Company reassesses control when events or circumstances indicate a change in its ability to direct the activities of a subsidiary. Changes in consolidation status are applied prospectively, with assets and liabilities initially recorded at fair value. A gain or loss may be recognized upon deconsolidation of a subsidiary, depending on the carrying amounts of deconsolidated assets and liabilities compared to the fair value of retained interests and ongoing contractual arrangements.

The significant accounting policies applied in the preparation of these Interim Financial Statements are consistent with those  disclosed in Note 3 of the Company's audited consolidated financial statements for the year ended December 31, 2025.

In preparing these Interim Financial Statements, management has applied the same judgements, estimates and assumptions as those applied to the audited consolidated financial statements as at and for the year ended December 31, 2025.

3. INVESTMENTS

a) Falcon Copper Corp. ("FCC")

Falcon Copper Corp., formerly Blue Copper Resources Corp, is a privately held company incorporated in Wyoming, United States. Prior to December 31, 2025, the Company consolidated FCC due to a majority representation on FCC's board of directors.

On December 31, 2025, FCC restructured its board  such that the Company  no longer had a controlling financial interest. Accordingly, the Company deconsolidated FCC in accordance with ASC 810, Consolidation.

Upon deconsolidation, the Company derecognized the assets, liabilities and non-controlling interests of FCC and recognized its retained investment in FCC at fair value of $17,829, based on FCC's share price of $0.31.

As of March 31, 2026 and December 31, 2025, the Company held 57,513,764 common shares of FCC, representing 33.69% of FCC's issued and outstanding shares. The investment is accounted for using the equity method with  the continuity listed below:

Balance, December 31, 2025	$17,829
Share of loss in associate	(3,755)
Balance, March 31, 2026	$14,074

7 | Page

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements
For the three months ended March 31, 2026 and 2025
(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

The Company's share of FCC's net loss was based on FCC's unaudited net loss of $11,148 for the three months ended March 31, 2026. Based on its 33.69% ownership interest, the Company recognized its proportionate share of the loss in the interim financial statements.

Summarized financial information of FCC is presented below:

Summarized balance sheet:

	March 31, 2026	December 31, 2025
Assets
Cash	$19,122	$24,090
Prepaid expenses	553	175
Mineral properties	3,275	1,550
Investment in associate	8,892	8,927
Total Assets	$31,842	$34,742

Liabilities
Accounts payable & accrued liabilities	$552	$1,259
Convertible debentures	27,421	24,364
Derivative liabilities	13,347	10,490
Total Liabilities	$41,320	$36,113

Summarized statement of loss

	Three months ended March 31, 2026	Three months ended March 31, 2025
Operating expenses
General and administrative expenses	$341	$37
Exploration & evaluation	76	74
Professional fees	1,948	589
Salaries & benefits	2,320	686
Travel	110	3
Reimbursement of contractor services	(21)	(49)
Total operating expenses	4,774	1,340

Interest expense	1	5
Fair value loss on derivative liability	2,857	-
Other income	(40)	-
Accretion expense	3,521	-
Share of loss in associate	35	-
Net loss	$11,148	$1,345

8 | Page

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements
For the three months ended March 31, 2026 and 2025
(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

b) FCC Warrants

As of December 31, 2025, the Company held 6,564,180 FCC share purchase warrants classified as financial assets with a fair value of $719. The warrants are revalued at each period end, with changes in fair value recognized in the Condensed Interim Consolidated Statements of Operations and Comprehensive Loss.

Each warrant entitles the Company to acquire one common share of FCC for a period of five years. The price is variable and determined based on the lower of a valuation cap or discounts to future financing or market prices.

As at March 31, 2026, the fair value of the warrants was $975, which was measured using a Monte Carlo simulation method.

The following table summarizes the continuity of the FCC warrants during the three months ended March 31, 2026:

Balance, December 31, 2025	$719
Unrealized gain on investments	256
Balance, March 31, 2026	$975

9 | Page

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements
For the three months ended March 31, 2026 and 2025
(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

4. MINERAL PROPERTIES

Total mineral property acquisition costs are listed in the table below:

	Singatse Peak Services LLC						Falcon Copper Copr.
	MacArthur	Yerington	Bear	Hunewill	Wassuk	Copper Canyon	Blue Copper	Schell Creek	Groundhog	Total
Balance, December 31, 2024	$2,489	$1,195	$1,575	$-	$1,405	$10	$1,028	$200	$-	$7,902
Acquisition	-	-	-	1,312	-	-	-	-	-	1,312
Option payments	-	-	231	-	-	-	225	50	47	553
Funded by Nuton LLC	-	-	(231)	-	-	-	-	-	-	(231)
Deconsolidation of Falcon Copper Corp.	-	-	-	-	-	-	(1,253)	(250)	(47)	(1,550)
	-	-	-	1,312	-	-	(1,028)	(200)	-	84
Balance, December 31, 2025	2,489	1,195	1,575	1,312	1,405	10	-	-	-	7,986
Acquisition	-	-	81	-	-	-	-	-	-	81
Option payments	-	-	1	-	-	-	-	-	-	1
Funded by Nuton LLC	-	-	(82)	-	-	-	-	-	-	(82)
Balance, March 31, 2026	$2,489	$1,195	$1,575	$1,312	$1,405	$10	$-	$-	$-	$7,986

10 | Page

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements
For the three months ended March 31, 2026 and 2025
(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

Total exploration expenditures recorded on the condensed interim consolidated statements of operations and comprehensive loss are listed in the tables below:

	Singatse Peak Services LLC				Falcon Copper Corp.
Three months ended March 31, 2026	MacArthur	Yerington	Bear	Wassuk	Blue Copper	Schell Creek	Other	Total
Assay & Labs	$-	$67	$-	$-	$-	$-	$-	$67
Drilling	-	84	-	-	-	-	-	84
Environmental	-	439	-	-	-	-	-	439
Geophysical	-	1	-	-	-	-	-	1
Technical Study	-	296	18	-	-	-	-	314
Field Support	11	17	1	-	-	-	-	29
	11	904	19	-	-	-	-	934
Funded by Nuton LLC	(11)	(904)	(19)	-	-	-	-	(934)
	$-	$-	$-	$-	$-	$-	$-	$-
Three months ended March 31, 2025
Property Maintenance	$-	$-	$-	$1	$31	$-	$22	$54
Assay & Labs	-	9	-	-	-	-	-	9
Drilling	-	119	-	-	-	-	-	119
Environmental	1	150	-	-	-	-	-	151
Geophysical	-	-	-	-	-	10	-	10
Technical Study	32	763	5	-	-	-	-	800
Field Support	-	8	-	-	12	-	-	20
	33	1,049	5	1	43	10	22	1,163
Funded by Nuton LLC	(33)	(1,049)	(5)	(1)	-	-	-	(1,088)
	$-	$-	$-	$-	$43	$10	$22	$75

11 | Page

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements
For the three months ended March 31, 2026 and 2025
(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

a) Nuton Agreement

On March 18, 2022, the Company entered into an option earn-in agreement with Nuton LLC ("Nuton"), a subsidiary of Rio Tinto, as subsequently amended (the "Nuton Agreement"). Under the Nuton Agreement, Nuton was granted an exclusive option to acquire an initial 65% interest in the Company's Yerington, MacArthur, Wassuk, Bear projects, together with the associated water rights (collectively, the "Mining Assets") through the completion of staged work programs and funding commitments totaling up to $59,000.

Following the completion of Stage 1 and Stage 2, Nuton elected to advance to Stage 3 in November 2025, and the parties entered into a Stage 3  Earn-In Agreement dated December 19, 2025. In January 2026, Nuton contributed $30,500 to fund feasibility study and project permitting activities. As of March 31, 2026, cumulative funding received under the Nuton Agreement totaled $58,500.

Upon completion of the feasibility study, Nuton and the Company will determine whether to establish a separate investment vehicle to hold the Mining Assets, with Nuton retaining a minimum 65% ownership interest.

Funds received under the Nuton  Agreement do not represent revenue to the Company. Accordingly, such amounts are recorded as a deposit liability until eligible project expenditures are incurred in accordance with the staged work programs. As expenditure is incurred, the deposit liability is reduced, with corresponding amounts recognized as associated expenses or capitalized to mineral properties, consistent with the Company's accounting policies.

The continuity of the Company's Nuton LLC deposit is as follows:

Balance December 31, 2024	$6,645
Funds applied to capitalized acquisition	(231)
Funds applied to exploration and evaluation	(2,805)
Funds applied to general and administrative	(3,405)
Balance December 31, 2025	$204
Funds received	30,500

Funds applied to capitalized acquisition	(82)
Funds applied to exploration and evaluation	(934)
Funds applied to general and administrative	(831)
Balance March 31, 2026	$28,857

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
For the three months ended March 31, 2026 and 2025
(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

The Yerington property is centered on the former Anaconda open pit copper mine. This includes simple parcels and patented mining claims as well as unpatented lode and placer claims on land administered by BLM.  The Yerington deposit is subject to a 2% NSR upon commencing commercial production. The total lifetime royalty is capped at $7,500.

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

The Company has five option agreements, entered between March 2013 and May 2015, subsequently amended, pursuant to which it may acquire a 100% interest in private lands covering the Bear deposit. Under the terms of these option agreements, the Company is required to make aggregate cash payments of $5,988 over 15 years, of which $5,916 had been paid as of March 31, 2026, in order to maintain its exclusive right to purchase the land, mineral rights, and certain water rights, and to conduct mineral exploration activities on the properties.

Two of the properties are subject to a 2% NSR upon commencing commercial production, which can be reduced to a 1% NSR in consideration of $1,250 in total.

The remaining payments required to keep the option agreements in good standing consist of $150 due in 2026 and $51 annually from 2027 through 2029, for a total of $302.

These option agreements also contain purchase provisions with cash payments ranging from $6,250 to $22,770, subject to varying written notice requirements ranging from no prior notice to 12-months' notice.

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
For the three months ended March 31, 2026 and 2025
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

5. GENERAL AND ADMINISTRATIVE EXPENSES

Certain general and administrative expenses were funded by Nuton, including salaries of $303 (2025 - $325), legal and consulting fees of $111 (2025 - $467), and other general administration expenses of $417 (2025 - $333).

A detailed breakdown of general and administrative expenses is provided below:

	Three months ended March 31
	2026	2025
Professional fees	$383	$704
Salaries, bonuses and benefits	361	495
Office expenses	101	108
Travel	14	43
Investor relations	57	19
Transfer agent and regulatory	43	37
	$959	$1,406
Nuton LLC deposit applied	(831)	(1,125)

6. NON-CONTROLLING INTEREST ("NCI")

There were no transactions involving NCI during the three months ended March 31, 2026, as FCC, the entity giving rise to the NCI balance, was deconsolidated effective December 31, 2025.

During the three months ended March 31, 2025, FCC completed a private placement issuing 4,150,000 common shares at $0.116 per common share for gross proceeds of $482. In addition, FCC granted 10,900,000 stock options with an estimated fair value of $1,038.

7. CONVERTIBLE DEBENTURES

On February 3, 2025, and March 11, 2025, FCC entered into convertible loan agreements for $200, and $20, respectively. The loans bear interest at 5% per annum and have 12 months' terms. The principal and accrued interest are convertible into common shares of FCC at the lower of the price per share in the lowest equity financing undertaken by FCC during the term of the loan or $0.106.

14 | Page

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements
For the three months ended March 31, 2026 and 2025
(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

Under ASC 815, the conversion feature does not require bifurcation. Therefore, both the debt and the conversion option were accounted for as a single liability carried at book value plus accrued interest.

The following table summarizes the continuity of the convertible debentures for the three months ended March 31, 2026 and year ended December 31, 2025:

Balance as at December 31, 2024	$257
Issued	24,590
Accretion	2,125
Interest	70
Converted	(586)
Repayment	(6)
Deconsolidation of FCC	(24,364)
Balance as at December 31, 2025	$2,086
Accretion	173
Interest	80
Balance as at March 31, 2026	$2,339

8. DERIVATIVE LIABILITIES

During the year ended December 31, 2024, the Company issued certain share purchase warrants that can be exercised in USD or CAD. The warrants were classified as derivative liabilities, carried at fair value and revalued at each reporting date.

During the three months ended March 31, 2026, 2,380,952 warrants were exercised resulting in a decrease of $309 to the derivative liability.

On March 31, 2026, the Company modified the exercise price of the warrants such that they are only exercisable in USD, the functional currency of the Company. As such, the warrants no longer meet the definition of derivative liability, and the fair value of the warrants of $5,932 on March 31, 2026 was reclassified to equity.

The following table summarizes the continuity of the derivative liabilities for the three months ended March 31, 2026 and year ended December 31, 2025:

Balance December 31, 2024	$289
Issuance of convertible debentures with variable conversion price	10,393
Deconsolidation of Falcon Copper	(10,490)
Fair value change on derivative liabilities	3,372
Balance December 31, 2025	$3,564
Exercise of warrants	(309)
Fair value change on derivative liabilities	2,677
Modification of warrants	(5,932)
Balance March 31, 2026	$-

15 | Page

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements
For the three months ended March 31, 2026 and 2025
(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

9. SHARE CAPITAL

The Company is authorized to issue an unlimited number of common shares without par value.

During the three months ended March 31, 2026, the Company issued 258,225 common shares in consideration for services received, with an aggregate deemed value of $40, including $10 relating to amounts accrued as a commitment to issue shares as of December 31, 2025. The common shares issued had a fair value of $53, resulting in a loss of $13 recognized during the period.

During the three months ended March 31, 2026, the Company issued 8,504,062 common shares pursuant to the exercise of warrants and stock options for total proceeds of $497. In connection with these exercises, $209 was reclassified from additional paid-in capital and $309 was reclassified from derivative liability to share capital.

No common shares were issued during the three months ended March 31, 2025.

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

The following table summarizes the continuity of the number of stock options issued and outstanding:

	March 31, 2026		December 31, 2025
	Number of options	Weighted average exercise price (CAD)	Number of options	Weighted average exercise price (CAD)
Outstanding, beginning of period	88,540,965	0.10	63,735,248	$0.09
Granted	-	-	29,000,000	0.05
Exercised	(4,950,000)	(0.08)	(2,223,635)	(0.08)
Expired	-	-	(1,970,648)	(0.08)
Outstanding, ending of period	83,590,965	0.10	88,540,965	0.10
Exercisable, ending of period	76,090,965	0.10	81,040,965	0.10

As of March 31, 2026, all stock options were fully vested except for 7,500,000 granted on April 5, 2025.

The following table summarizes the Company's stock options outstanding as of March 31, 2026 and December 31, 2025, with weighted-average remaining contractual life of 3.3 and 3.6 years, respectively.

16 | Page

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements
For the three months ended March 31, 2026 and 2025
(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

	Exercise
Grant Date	Price (CAD)	Expiry Date	March 31, 2026	December 31, 2025
June 18, 2021	0.245	June 18, 2026	2,550,000	2,550,000
October 21, 2021	0.09	October 21, 2026	900,000	900,000
May 25, 2022	0.085	May 25, 2027	2,000,000	2,000,000
March 3, 2023	0.095	March 2, 2028	350,000	350,000
July 22, 2023	0.08	July 21, 2028	15,715,965	16,215,965
March 1, 2024	0.07	March 1, 2029	12,865,000	12,865,000
July 26, 2024	0.08	July 26, 2029	7,500,000	7,500,000
December 10, 2024	0.085	December 10, 2029	12,710,000	17,160,000
April 4, 2025	USD 0.08	April 4, 2030	7,500,000	7,500,000
September 5, 2025	0.12	September 5, 2030	20,000,000	20,000,000
September 8, 2025	0.135	September 8, 2030	1,500,000	1,500,000
			83,590,965	88,540,965

During the three months ended March 31, 2026, the Company recognized shared-based compensation expense of $7 (2025 - $1,086) related to the vesting of options. Share-based compensation expense is recorded over the vesting period of the respective awards.

b) Share purchase warrants

 The following table summarizes the continuity of the number of warrants issued and outstanding:

	March 31, 2026		December 31, 2025
	Number of warrants	Weighted average exercise price	Number of warrants	Weighted average exercise price
Outstanding, beginning of period	122,759,564	$0.06	110,477,171	$0.06
Warrants issued	-	-	27,979,275	0.10
Warrants exercised	(3,554,062)	(0.06)	-	-
Warrants expired	-	-	(15,696,882)	(0.06)
Outstanding, end of period	119,205,502	$0.06	122,759,564	$0.06

The following table summarizes warrants outstanding as of March 31, 2026 and December 31, 2025:

Grant Date	Exercise Price ($)	Expiry Date	March 31, 2026	December 31, 2025
March 8, 2024	0.056	March 8, 2029	25,536,568	27,917,520
September 19, 2024	0.056	September 19, 2029	40,978,549	41,707,215
November 8, 2024	0.06	November 8, 2029	24,711,110	25,155,554
November 6, 2025	0.0965	November 6, 2030	27,979,275	27,979,275
			119,205,502	122,759,564

17 | Page

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements
For the three months ended March 31, 2026 and 2025
(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

11. RELATED PARTY TRANSACTIONS

The Company's key management personnel consist of its directors and executive officers. Compensation for key management personnel was as below:

	Three months ended March 31,
	2026	2025
Salaries and bonuses	$138	$215
Share-based compensation	7	658
	$145	$873

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
For the three months ended March 31, 2026 and 2025
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

The carrying values of cash, accounts payable, accrued liabilities, convertible debentures, and Nuton LLC deposit approximate their fair values because of their immediate or short term to maturity and are recorded at amortized cost.

The Company's derivative liabilities are measured at its fair value at the end of each reporting period and are categorized as Level 2 in the fair value hierarchy based on the use of observable indirect market data like government bond yields to estimate risk-free rates and dividend yields based on historical dividend patterns. The Company's investment other is categorized as Level 3 in the fair value hierarchy.

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

c) Interest rate risk

Interest rate risk is the risk that the fair value or future cash flow of a financial instrument will fluctuate due to changes in market interest rates. The Company is exposed to the interest rate risk on its liabilities through its outstanding borrowings and the interest earned on cash balances. The Company monitors its exposure to interest rates and maintains an investment policy that focuses primarily on the preservation of capital and liquidity.

19 | Page

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements
For the three months ended March 31, 2026 and 2025
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

15. SUBSEQUENT EVENTS

a) Subsequent to period end, 9,107,656 shares were issued on the exercise of warrants for total proceeds of $717.

b) Subsequent to period end, 3,750,000 of these performance options vested upon satisfaction of the applicable vesting criteria.

c) Subsequent to period end, 32,860 shares were issued for service received in April 2026.

d) Subsequent to period end, the Company exercised two mineral property purchase options and acquired additional land for aggregate cash consideration of approximately $3,614 in support of the Yerington Copper Project development.

20 | Page

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Lion Copper and Gold Corp.

Management's Discussion and Analysis

For the three months ended March 31, 2026

Dated: May 15, 2026

(In thousands of U.S. dollars except for shares and per share amounts)

This Management's Discussion and Analysis ("MD&A") of Lion Copper and Gold Corp. and its subsidiaries (collectively, "Lion Copper" or the "Company"), dated May 15, 2026, should be read in conjunction with the condensed interim consolidated financial statements for the three months ended March 31, 2026 and the audited consolidated financial statements for the year ended December 31, 2025, and related notes thereto which have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP").

Additional information about the Company, including the Company's press releases, quarterly and annual reports is available through the Company's filings with the regulatory authorities in Canada at www.sedarplus.com or the United States Securities Exchange Commission ("SEC") at www.sec.gov/edgar. Information about mineral resources, as well as risks associated with investing in the Company's securities is also contained in the Company's most recently filed Form 10-K.

John Banning, Chief Executive officer, of the Company, is a Qualified Person ("QP") under National Instrument 43-101 - Standards of Disclosure for Mineral Projects ("NI 43-101"), and has approved the scientific and technical information in this MD&A.

ABOUT LION COPPER

Lion Copper was incorporated in British Columbia, Canada, on May 11, 1993, and its common shares are listed on the Canadian Securities Exchange ("CSE") under the symbol "LEO "and quoted for trading on the OTCQB Market under the symbol "LCGMF".

The Company continues to advance its strategic arrangement with Nuton LLC ("Nuton") in respect of the Yerington Copper Project located in Nevada, United States.

Under the March 2022 option to earn-in agreement, Nuton may earn a 65% interest in the Company's copper project through a three-stage funding framework. Following completion of Stage 1 and Stage 2, Nuton elected to proceed to Stage 3 in November 2025, and the parties executed a definitive earn-in agreement on December 19, 2025.

In January 2026, the Company finalized the Stage 3 program budget and received $30,500 from Nuton to advance Stage 3 activities. Nuton funding continues to support advancement of the project while reducing the need for significant direct funding by the Company.

The Company expects to continue advancing feasibility study ("FS") and permitting throughout 2026 and will provide updates as material development occur.

Upon completion of the FS, Nuton and the Company will determine whether to establish an investment vehicle to which the Mining Assets will be transferred, with Nuton holding a minimum 65% interest.

MINERAL PROPERTIES

Yerington Copper Project

During the three months ended March 31, 2026, the Company commenced execution of Stage 3, focused on advancing the DFS and supporting permitting efforts.

The Company has appointed Samuel Engineering, Inc. ("Samuel") as lead consultant for the Definitive Feasibility Study ("DFS") of its flagship Yerington Copper Project in Nevada, USA and NEXUS Environmental Consultants Inc. ("NEXUS") as lead consultant for permitting and environmental management. Lion hosted a mult-day DFS and permitting workshop at the Yerington project site, bringing together all core members of the study team.

Multiple drilling campaigns have also commenced to de-risk and optimize project design. Resource drilling commenced to upgrade the mineral resource of the Vat Leach Tailings ("VLT") to reserve status. This drilling program started in February 2026 and is to be completed in May 2026. The additional reserve will be incorporated into the DFS. Additionally, piezometer and geotechnical drilling have started within the Yerington pit area. This drilling started in March 2026 and is to be completed June 2026. These drilling programs are designed to advance the understanding of groundwater conditions, optimize pit slope design and stability analysis, and advance environmental and permitting workstreams.

Nuton continues to advance metallurgical studies on sulfides via column testing.

RESULTS OF OPERATIONS

For the three months ended March 31, 2026, the Company reported net loss of $6,393, primarily driven by non-cash $3,755 loss in investment of Falcon Copper Corp. ("FCC") and $2,677 fair value loss on derivative liabilities.

Following the deconsolidation of FCC effective December 31, 2025, FCC's operating expenses are no longer included in the Company's consolidated financial statements. As a result, the current financial results are not directly comparable to those of the same period last year. Accordingly, the decrease in the current period operating expenses primarily reflects the accounting impact of the deconsolidation and related changes in presentation, rather than a reduction in the underlying operating costs of the Company.

Operating expenses includes personnel, professional fees, and share-based compensation, as well as exploration and evaluation expenditures related to the Yerington Copper Project.

As an exploration and development company with no operating revenues, the Company's financial results continue to be influenced by non-cash items, such as share-based compensation as well as financing and investing activities.

(in thousands of U.S. dollars except for share and per share amounts)	Three months ended March 31, 2026
	2026	2025
Expenses

Exploration and evaluation	$934	$1,163
General and administration	959	1,406
Share-based compensation	7	1,086
Nuton LLC Deposit	(1,765)	(2,213)
Other expenses	6,258	876
Net loss and comprehensive loss	(6,393)	(2,318)
Loss and comprehensive loss attributable to:
Lion Copper and Gold Corp.	(6,393)	(1,555)
Non-controlling interest	-	(763)

loss per share, basic and diluted	$(0.02)	$(0.01)
Weighted average number of common shares outstanding	416,411,259	411,011,264

SUMMARY OF QUARTERLY RESULTS

(in thousands except for per share amounts)	Q1'26	Q4'25	Q3'25	Q2'25	Q1'25	Q4'24	Q3'24	Q2'24
Exploration expenditures	$(934)	$(849)	$(1,033)	$(987)	$(1,163)	$(1,603)	$(1,591)	$(2,389)
General administration	(959)	(4,374)	(2,887)	(1,399)	(1,406)	(1,122)	(1,373)	(1,358)
	(1,893)	(5,223)	(3,920)	(2,386)	(2,569)	(2,725)	(2,964)	(3,747)
Fair value (loss) gain on derivative liabilities	(2,677)	(1,851)	261	(1,008)	(774)	39	439	(427)
Foreign exchange gain (loss)	3	(2)	(21)	19	(30)	(28)	(4)	(7)
Interest and other	(3,584)	(1,254)	(530)	(76)	(72)	387	(41)	(95)
Gain on deconsolidation	-	26,381	-	-	-	-	-	-
Share-based compensation	(7)	(3,932)	(3,583)	(171)	(1,086)	(734)	(129)	-
	(8,158)	14,119	(7,793)	(3,622)	(4,531)	(3,061)	(2,699)	(4,276)
Nuton LLC funded	1,765	583	1,474	1,940	2,213	2,310	2,336	3,102
Net (loss) income for period	(6,393)	14,702	(6,319)	(1,682)	(2,318)	(751)	(363)	(1,174)
Basic(loss) income per share	$(0.02)	$0.05	$(0.01)	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

LIQUIDITY AND CAPITAL RESOURCES

The Company has not earned any revenue. Its operations have been dependent mainly on the Nuton LLC funding in the last few years without diluting shareholders' value.

In January 2026, the Company received $30,500 from Nuton in connection with Stage 3 funding, with aggregate total of $58,500 as of this MD&A date under the Nuton agreement.

Nuton funding is intended to support costs associated with the Yerington Copper Project, including technical studies, engineering, permitting and certain allocable project overhead expenses. While a portion of general and administrative costs is covered by this funding, the Company remains responsible for the balance of its corporate general and administrative expenses.

In January 2026, the Company also received $557 cash dividend from Falcon Butte Minerals Corp. in connection with the disposal of its shares in December 2025.

Cash on hand is approximately $29,250 as of May 15, 2026.

The following table summarizes the Company's cash flow for the three months ended March 31, 2026, and 2025:

	2026	2025
Cash provided (used) by operating activities	$29,616	$(2,362)
Cash used in investing activities	(39)	-
Cash provided by financing activities	497	696
Increase (decrease) in cash and cash equivalents	30,074	(1,666)
Cash and cash equivalents, beginning of period	2,364	7,999
Cash and cash equivalents, end of period	$32,438	$6,333

Year to date the Company has received aggregate proceeds of $1,214 from the exercise of stock options and warrants.

Management believes that  cash, including the Stage 3 funding for project expenditure, is sufficient to support planned FS activities. The Company may require additional financing to repay its outstanding debentures due in November 2026 and to advance corporate initiatives.

(in thousands)	March 31, 2026	December 31, 2025
Financial Position
Cash	$32,438	$2,364
Investments	15,049	18,548
Mineral properties	7,986	7,986
Other assets	58	570
Total assets	$55,531	$29,468
Total Liabilities	$31,750	$6,082
Total equity	$23,781	$23,386
Working capital (deficiency)	$698	$(3,157)

TRANSACTIONS WITH RELATED PARTIES

The Company's related parties include its directors and officers whose remuneration was as follows, subject to change of control provisions for officers:

	Three months ended March 31,
	2026	2025
Salaries and bonuses	$138	$215
Share-based compensation	7	658
	$145	$873

These transactions have occurred in the normal course of the business and are measured at the equivalent amount of the services rendered.

OUTSTANDING SHARE INFORMATION

As of the date of this MD&A, the Company has:

  431,137,702 common shares;
  76,090,965 stock options, exercisable at prices ranging from CAD 0.07 to CAD 0.245, with expiration dates between June 18, 2026 and September 8, 2030; and
  7,500,000 performance options, exercisable at $0.08, with an expiration date of April 5, 2030; and
  119,205,501 warrants exercisable ranging from $0.056 - $0.0965 expiring from March 8, 2029 through November 6, 2030.

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

Forward-looking statements are subject to several known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those expressed or implied by such statements. These risks include, among others, uncertainties related to mineral resource and mineral reserve estimates; assumptions underlying our pre-feasibility study; the availability of financing; reliance on third-party partners; permitting and regulatory approvals; environmental, technical and operational risks; and general economic and market conditions. For a more detailed discussion of these risks, see Item 1A - Risk Factors in our most recent Annual Report on Form 10-K.

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

Date: May 15, 2026

LION COPPER AND GOLD CORP.
(Registrant)

By:	/s/ John Banning
Principal Executive Officer

By:	/s/ Lei Wang
Principal Financial Officer