Form 10-Q
period 2026-06-30
LION COPPER & GOLD CORP.
filed 2026-08-10
CIK 1339688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

517 West Bridge St., Suite A, Yerington, NV 89447

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [ X ]
Emerging growth company [ X ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                    Yes [  ]  No [ X ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of August 6, 2026, the registrant's outstanding common stock consisted of 431,278,822 shares.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Lion Copper and Gold Corp.

Condensed Interim Consolidated Financial Statements

For the three and six months ended June 30, 2026 and 2025

(Expressed in thousands of U.S. Dollars)

(Unaudited)

Lion Copper and Gold Corp. Condensed Interim Consolidated Balance Sheets As of June 30, 2026 and December 31, 2025 (In thousands of U.S. Dollars)

		June 30,	December 31,
	Notes	2026 (unaudited)	2025 (audited)

ASSETS
Current
Cash and cash equivalents		$24,523	$2,364
Other receivables		15	557
Prepaid and deposit		-	4
		24,538	2,925
Non-Current
Mineral properties	4	7,986	7,986
Reclamation bonds		9	9
Investment in associate	3	10,391	17,829
Investment other	3	666	719
Property and equipment		37	-
Total assets		$43,627	$29,468

LIABILITIES
Current
Accounts payable and accrued liabilities		$1,060	$228
Nuton LLC earn in liability	4	19,437	204
Convertible debentures	7	2,610	2,086
Derivative liabilities	8	-	3,564
Total current liabilities		23,107	6,082
Total liabilities		23,107	6,082

Shareholders' Equity
Share capital, no par value, unlimited common shares authorized; 431,222,956 issued and outstanding (December 31, 2025 - 413,234,899)	9	112,641	110,702
Additional paid-in capital	10	34,183	28,500
Commitment to issue shares		-	10
Deficit		(126,304)	(115,826)
Total shareholders' equity		20,520	23,386
Total liabilities and shareholders' equity		$43,627	$29,468

The accompanying notes form an integral part of these condensed interim consolidated financial statements.

On behalf of the Board of Directors on August 7, 2026

/s/ "Thomas Patton"	/s/ "Tony Alford"

Director	Director

2 | Page

Lion Copper and Gold Corp.
Condensed Interim Consolidated Statements of Operations and Comprehensive Loss
For the three and six months ended June 30, 2026 and 2025
(Unaudited - In thousands of U.S. Dollars, except for shares and per share amounts)

		For the three months ended June 30,		For the six months ended June 30,
	Notes	2026	2025	2026	2025

Operating expenses
Exploration and evaluation	4	$4,144	$987	$5,078	$2,150
General and administrative	5	798	1,392	1,677	2,793
Share-based compensation	10	81	171	88	1,257
Nuton LLC earn in liability	4	(4,997)	(1,940)	(6,762)	(4,153)
Operating loss		(26)	(610)	(81)	(2,047)

Non-operating income (expenses)
Accretion and interest expenses	7	(271)	(7)	(524)	(12)
Fair value loss on derivative liabilities	8	-	(1,008)	(2,677)	(1,782)
Foreign exchange gain		116	19	119	(11)
Interest income and other		85	40	186	169
Gain (loss) on shares issued for services	9	3	-	(10)	-
Share of loss in associate	3	(3,683)	(116)	(7,438)	(317)
Unrealized loss on investments	3	(309)	-	(53)	-
		(4,059)	(1,072)	(10,397)	(1,953)

Net loss and comprehensive loss for period		$(4,085)	$(1,682)	$(10,478)	$(4,000)

Net loss and comprehensive loss attributed to:
Shareholders of the Company		$(4,085)	$(1,335)	$(10,478)	$(2,890)
Non-controlling interest		$-	$(347)	$-	$(1,110)
		(4,085)	(1,682)	(10,478)	(4,000)
Loss per share, basic and diluted		$(0.01)	$(0.00)	$(0.02)	$(0.01)
Weighted average number of shares outstanding basic and diluted		430,242,672	411,132,693	423,365,174	411,072,314

The accompanying notes form an integral part of these condensed interim consolidated financial statements.

3 | Page

Lion Copper and Gold Corp. Condensed Interim Consolidated Statements of Changes in Equity For the six months ended June 30, 2026 and 2025 (Unaudited - In thousands of U.S. Dollars, except for shares)

	Notes	Number of Shares	Share Capital	Additional Paid-in Capital	Deficit	Commitment to Issue Shares	Non- Controlling Interest	Total Equity
Balance, December 31, 2024		411,011,264	$110,459	$25,877	$(130,597)	$-	$3,660	$9,399
Shares issued for option exercises	9	750,000	84	(40)	-	-	-	44
Share-based compensation	6, 10	-	-	117	-	-	1,140	1,257
Shares issued by Falcon Copper Corp.	6	-	-	-	-	-	482	482
Net loss and comprehensive loss for the period		-	-	-	(2,890)	-	(1,110)	(4,000)
Balance, June 30, 2025		411,761,264	110,543	25,954	(133,487)	-	4,172	7,182

Balance, December 31, 2025		413,234,899	$110,702	$28,500	$(115,826)	$10	$-	$23,386
Shares issued for option and warrant exercises	9	17,611,718	1,859	(337)	-	-	-	1,522
Shares issued for services	9	376,339	80	-	-	(10)	-	70
Modification of warrants	8	-	-	5,932	-	-	-	5,932
Share-based compensation	10	-	-	88	-	-	-	88
Net loss and comprehensive loss for the period		-	-	-	(10,478)	-	-	(10,478)
Balance, June 30, 2026		431,222,956	$112,641	$34,183	$(126,304)	$-	$-	$20,520

4 | Page

Lion Copper and Gold Corp. Condensed Interim Consolidated Statements of Changes in Equity For the three months ended June 30, 2026 and 2025 (Unaudited - In thousands of U.S. Dollars, except for shares)

	Notes	Number of Shares	Share Capital	Additional Paid-in Capital	Deficit	Commitment to Issue Shares	Non- Controlling Interest	Total Equity
Balance, March 31, 2025		411,011,264	$110,459	$25,925	$(132,152)	$-	$4,417	$8,649
Shares issued for option exercises	9	750,000	84	(40)	-	-	-	44
Share-based compensation	6, 10	-	-	69	-	-	102	171
Net loss and comprehensive loss for the period		-	-	-	(1,335)	-	(347)	(1,682)
Balance, June 30, 2025		411,761,264	110,543	25,954	(133,487)	-	4,172	7,182

Balance, March 31, 2026		421,997,186	$111,770	$34,230	$(122,219)	$-	$-	$23,781
Shares issued for option and warrant exercises	9	9,107,656	844	(128)	-	-	-	716
Shares issued for services	9	118,114	27	-	-	-	-	27
Share-based compensation	10	-	-	81	-	-	-	81
Net loss and comprehensive loss for the period		-	-	-	(4,085)	-	-	(4,085)
Balance, June 30, 2026		431,222,956	$112,641	$34,183	$(126,304)	$-	$-	$20,520

The accompanying notes form an integral part of these condensed interim consolidated financial statements.

5 | Page

Lion Copper and Gold Corp. Condensed Interim Consolidated Statements of Cash Flow For the six months ended June 30, 2026 and 2025 (Unaudited - In thousands of U.S. Dollars)

		Six months ended June 30,
	Note	2026	2025
Operating activities
Loss for the period		$(10,478)	$(4,000)
Non-cash transactions
Accretion expense	7	363	-
Fair value gain on derivative liabilities	8	2,677	1,782
Depreciation expense		2	-
Interest expenses		161	12
Share of loss in associate	3	7,438	317
Shares-based compensation		88	1,257
Amortization of ROU asset		-	21
Shares issued for services	9	60	-
Unrealized gain on investments	3	53	-
Loss on shares issued for services	9	10	-

Changes in non-cash operating assets and liabilities
Other receivable		542	18
Prepaid expenses and deposit		4	(134)
Accounts payable and accrued liabilities		832	(117)
Lease liabilities		-	(21)
Nuton LLC earn in liability		19,233	(4,284)
Cash flow provided (used) by operating activities		20,985	(5,149)

Investing activities
Mineral properties		(4,505)	(356)
Nuton LLC deposit applied		4,505	131
Purchase of property and equipment		(39)	-
Cash used by investing activities		(39)	(225)

Financing activities
Proceeds from private placements		-	482
Conversion of convertible debentures	7	-	416
Repayment of convertible debentures		-	(6)
Proceeds from warrants and options exercised	9	1,213	44
Cash provided by financing activities		1,213	936

Increase (decrease) in cash and cash equivalents		22,159	(4,438)
Cash and cash equivalents, beginning of period		2,364	7,999
Cash and cash equivalents, end of period		$24,523	$3,561

The accompanying notes form an integral part of these condensed interim consolidated financial statements.

6 | Page

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements
For the three and six months ended June 30, 2026 and 2025
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

The Company acquires mineral properties through option agreements and claim staking. The carrying value of its mineral properties represents the acquisition costs and does not reflect present or future values. The recoverability of these assets is dependent on the discovery of mineral reserves, the Company's ability to secure sufficient financing for corporate and other obligations, and the successful development disposition of the properties.

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

As of June 30, 2026, the Company had an accumulated deficit of $126,304 (December 31, 2025 - $115,826), and working capital of $1,431 (December 31, 2025 - working capital deficiency of $3,157).

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

The Interim Financial Statements include the accounts of LCG and its wholly owned subsidiaries, Quaterra Alaska Inc. ("QTA") which holds a 100% interest in Singatse Peak Services LLC ("SPS"), MRE LLC, and Lyon Development LLC, as well as its partially owned consolidated entity, Blue Copper Royalties LLC ("BCR"). Falcon Copper Corp. ("FCC") was deconsolidated effective December 31, 2025 (Note 3).

7 | Page

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements
For the three and six months ended June 30, 2026 and 2025
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

As of June 30, 2026 and December 31, 2025, the Company held 57,513,764 common shares of FCC, representing 33.69% of FCC's issued and outstanding shares. The investment is accounted for using the equity method with the continuity listed below:

Balance, December 31, 2025	$17,829
Share of loss in associate	(7,438)
Balance, June 30, 2026	$10,391

8 | Page

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements
For the three and six months ended June 30, 2026 and 2025
(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

The Company's share of FCC's net loss was based on FCC's unaudited net loss of $22,081 for the six months ended June 30, 2026. Based on its 33.69% ownership interest, the Company recognized its proportionate share of the loss in the Interim Financial Statements.

Summarized financial information of FCC is presented below:

Summarized balance sheet:

	June 30, 2026	December 31, 2025
Assets
Cash	$11,918	$24,090
Prepaid expenses	2,769	175
Mineral properties	3,275	1,550
Investment in associate	8,817	8,927
Total Assets	$26,779	$34,742

Liabilities
Accounts payable & accrued liabilities	$766	$1,259
Convertible debentures	31,766	24,364
Derivative liabilities	9,850	10,490
Total Liabilities	$42,382	$36,113

Summarized statement of loss

	Three months ended June 30, 2026	Three months ended June 30, 2025	Six months ended June 30, 2026	Six months ended June 30, 2025
Operating expenses
General and administrative expenses	$300	$72	$641	$94
Exploration & evaluation	1,398	24	1,474	99
Professional fees	2,556	283	4,483	855
Salaries & benefits	5,725	215	8,045	883
Travel	130	1	240	5
Total operating expenses	10,109	595	14,883	1,936

Interest expense	2	7	3	11
Fair value gain on derivative liability	(3,498)	-	(641)	-
Other income	(98)	-	(138)	-
Accretion expense	4,343	-	7,864	-
Share of loss in associate	75	-	110	-
Net loss	$10,933	$602	$22,081	$1,947

9 | Page

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements
For the three and six months ended June 30, 2026 and 2025
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

As at June 30, 2026, the fair value of the warrants was $666, which was measured using a Monte Carlo simulation method.

The following table summarizes the continuity of the FCC warrants during the six months ended June 30, 2026:

Balance, December 31, 2025	$719
Unrealized gain on investments	(53)
Balance, June 30, 2026	$666

10 | Page

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements
For the three and six months ended June 30, 2026 and 2025
(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

4.  MINERAL PROPERTIES

Total mineral property acquisition costs are listed in the table below:

	Singatse Peak Services LLC					Falcon Copper Corp.
	MacArthur	Yerington	Bear*	Wassuk	Copper Canyon	Blue Copper	Schell Creek	Groundhog	Total
Balance, December 31, 2024	$2,489	$1,195	$1,575	$1,405	$10	$1,028	$200	$-	$7,902
Acquisition	-	-	1,312	-	-	-	-	-	1,312
Option payments	-	-	231	-	-	225	50	47	553
Funded by Nuton LLC	-	-	(231)	-	-	-	-	-	(231)
Deconsolidation of Falcon Copper Corp.	-	-	-	-	-	(1,253)	(250)	(47)	(1,550)
	-	-	1,312	-	-	(1,028)	(200)	-	84
Balance, December 31, 2025	2,489	1,195	2,887	1,405	10	-	-	-	7,986
Acquisition	-	33	2,806	-	-	-	-	-	2,839
Option payments	-	100	1,566	-	-	-	-	-	1,666
Funded by Nuton LLC	-	(133)	(4,372)	-	-	-	-	-	(4,505)
	-	-	-	-	-	-	-	-	-
Balance, June 30, 2026	$2,489	$1,195	$2,887	$1,405	$10	$-	$-	$-	$7,986

*During the year ended December 31, 2025, the Company paid $1,312 to acquire land situated within the Bear property. The Hunewill land is owned by Lion Copper and Gold Corp. and is not included in the Nuton earn-in agreement.

11 | Page

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements
For the three and six months ended June 30, 2026 and 2025
(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

Total exploration expenditures recorded on the condensed interim consolidated statements of operations and comprehensive loss are listed in the tables below:

	Singatse Peak Services LLC				Falcon Copper Corp.
Six months ended June 30, 2026	MacArthur	Yerington	Bear	Wassuk	Blue Copper	Schell Creek	Other	Total
Property Maintenance	$-	$5	$-	$-	$-	$-	$-	$5
Assay & Labs	-	205	-	-	-	-	-	205
Drilling	-	283	-	-	-	-	-	283
Environmental	-	1,860	-	-	-	-	-	1,860
Geological	-	34	-	-	-	-	-	34
Geophysical	25	35	-	-	-	-	-	60
Technical Study	-	2,210	19	-	-	-	-	2,229
Field Support	17	384	1	-	-	-	-	402
	42	5,016	20	-	-	-	-	5,078
Funded by Nuton LLC	(42)	(5,016)	(20)	-	-	-	-	(5,078)
	$-	$-	$-	$-	$-	$-	$-	$-

Six months ended June 30, 2025
Property Maintenance	$6	$-	$-	$1	$38	$-	$22	$67
Assay & Labs	-	10	20	-	-	-	-	30
Drilling	-	119	-	-	-	-	-	119
Environmental	1	238	-	-	-	-	-	239
Geophysical	-	-	-	-	-	11	-	11
Technical Study	53	1,580	7	-	-	-	-	1,640
Field Support	-	14	2	-	28	-	-	44
	60	1,961	29	1	66	11	22	2,150
Funded by Nuton LLC	(60)	(1,961)	(29)	(1)	-	-	-	(2,051)
	$-	$-	$-	$-	$66	$11	$22	$99

12 | Page

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements
For the three and six months ended June 30, 2026 and 2025
(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

		Singatse Peak Services LLC			Falcon Copper Corp.
					Blue	Schell
Three months ended June 30, 2026	MacArthur	Yerington	Bear	Wassuk	Copper	Creek	Other	Total
Property Maintenance	$-	$5	$-	$-	$-	$-	$-	$5
Assay & Labs	-	138	-	-	-	-	-	138
Drilling	-	199	-	-	-	-	-	199
Environmental	-	1,421	-	-	-	-	-	1,421
Geological	-	34	-	-	-	-	-	34
Geophysical	25	34	-	-	-	-	-	59
Technical Study	-	1,914	1	-	-	-	-	1,915
Field Support	6	367	-	-	-	-	-	373
	31	4,112	1	-	-	-	-	4,144
Funded by Nuton LLC	(31)	(4,112)	(1)	-	-	-	-	(4,144)
	$-	$-	$-	$-	$-	$-	$-	$-
Three months ended June 30, 2025
Property Maintenance	$6	$-	$-	$-	$7	$-	$-	$13
Assay & Labs	-	1	20	-	-	-	-	21
Drilling	-	-	-	-	-	-	-	-
Environmental	-	88	-	-	-	-	-	88
Geophysical	-	-	-	-	-	1	-	1
Technical Study	21	817	2	-	-	-	-	840
Field Support	-	6	2	-	16	-	-	24
	27	912	24	-	23	1	-	987
Funded by Nuton LLC	(27)	(912)	(24)	-	-	-	-	(963)
	$-	$-	$-	$-	$23	$1	$-	$24

13 | Page

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements
For the three and six months ended June 30, 2026 and 2025
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

Following the completion of Stage 1 and Stage 2, Nuton elected to advance to Stage 3 in November 2025, and the parties entered into a Stage 3 Earn-In Agreement dated December 19, 2025. In January 2026, Nuton contributed $30,500 to fund feasibility study and project permitting activities. As of June 30, 2026, cumulative funding received under the Nuton Agreement totaled $58,500.

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

The continuity of the Company's Nuton LLC earn in liability is as follows:

Balance December 31, 2024	$6,645
Funds applied to capitalized acquisition	(231)
Funds applied to exploration and evaluation	(2,805)
Funds applied to general and administrative	(3,405)
Balance December 31, 2025	$204
Funds received	30,500
Funds applied to capitalized acquisition	(4,505)
Funds applied to exploration and evaluation	(5,078)
Funds applied to general and administrative	(1,684)
Balance June 30, 2026	$19,437

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
For the three and six months ended June 30, 2026 and 2025
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

On May 15, 2026, the Company entered into an option agreement for initial consideration of $100, and subsequent annual payments of $100 due on each anniversary date until October 31, 2029. The option agreement grants the Company the exclusive option to purchase 164.88 acres of land located in Yerington. At any time during the term of the agreement, the Company may exercise the option by paying the purchase price determined as follows:

a) If the option is exercised on or before October 31, 2026, the purchase price shall be $16,000.

b) If the option is exercised after October 31, 2026 but on or before October 31, 2027, the purchase price shall be $16,000.

c) If the option is exercised after October 31, 2027 but on or before October 31, 2028, the purchase price shall be $17,000.

d) If the option is exercised after October 31, 2028 but on or before October 31, 2029, the purchase price shall be $18,000.

c) Bear Deposit, Nevada

The Bear deposit consists of private land located to the northeast of the Yerington deposit.

The Company has five option agreements, entered between March 2013 and May 2015, subsequently amended, pursuant to which it may acquire a 100% interest in private lands covering the Bear deposit. Under the terms of these option agreements, the Company is required to make aggregate cash payments of $5,988 over 15 years, of which $5,966 had been paid as of June 30, 2026, in order to maintain its exclusive right to purchase the land, mineral rights, and certain water rights, and to conduct mineral exploration activities on the properties.

Two of the properties are subject to a 2% NSR upon commencing commercial production, which can be reduced to a 1% NSR in consideration of $1,250 in total.

The remaining payments required to keep the option agreements in good standing consist of $100 due in 2026, $51 annually from 2027 through 2028, and $50 in 2029, for a total of $252.

15 | Page

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements
For the three and six months ended June 30, 2026 and 2025
(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

These option agreements also contain purchase provisions with cash payments ranging from $6,250 to $22,770, subject to varying written notice requirements ranging from no prior notice to 12-months' notice. During the six months ended June 30, 2026, two of these options were exercised and land was also acquired for total cash consideration of $4,372.

In November 2025, the Company acquired a parcel of land for total cash consideration of $1,312, including transaction costs. The acquisition was undertaken to expand the Company's land position for potential future exploration and development activities within the footprint of the Bear Deposit. This acquisition is not included in the Nuton earn-in agreement.

d) Wassuk, Nevada

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

5. GENERAL AND ADMINISTRATIVE EXPENSES

Certain general and administrative expenses were funded by Nuton, including salaries of $293 and $596 for the three and six months ended June 30, 2026, respectively (2025 - $292 and $617), legal and consulting fees of $61 and $172 for the three and six months ended June 30, 2026, respectively (2025 - $297 and $764), and other general administration expenses of $418 and $755 for the three and six months ended June 30, 2026, respectively (2025 - $381 and $709).

A detailed breakdown of general and administrative expenses is provided below:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Professional fees	$210	$654	$593	$1,358
Salaries, bonuses and benefits	416	540	777	1,035
Office expenses	101	102	122	205
Travel	10	19	24	62
Investor relations	34	58	91	77
Transfer agent and regulatory	27	19	70	56
	$798	$1,392	$1,677	$2,793
Nuton LLC deposit applied	(772)	(970)	(1,523)	(2,090)

16 | Page

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements
For the three and six months ended June 30, 2026 and 2025
(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

6. NON-CONTROLLING INTEREST ("NCI")

There were no transactions involving NCI during the six months ended June 30, 2026, as FCC, the entity giving rise to the NCI balance, was deconsolidated effective December 31, 2025.

During the six months ended June 30, 2025, FCC completed a private placement issuing 4,150,000 common shares at $0.116 per common share for gross proceeds of $482. In addition, FCC granted 12,180,000 stock options with an estimated fair value of $1,140.

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

On February 3, 2025, March 11, 2025, May 19, 2025, and May 31, 2025, FCC entered into convertible loan agreements for $200, $20, $75, and $121 respectively. The loans bear interest at 5% per annum and have 12 months terms. The principal and accrued interest is convertible into common shares of FCC at the lower of the price per share in the lowest equity financing undertaken by FCC during the term of the loan or $0.106.

Under ASC 815, the conversion feature does not require bifurcation. Therefore, both the debt and the conversion option were accounted for as a single liability carried at book value plus accrued interest.

The following table summarizes the continuity of the convertible debentures for the six months ended June 30, 2026 and year ended December 31, 2025:

Balance as at December 31, 2024	$257
Issued	24,590
Accretion	2,125
Interest	70
Converted	(586)
Repayment	(6)
Deconsolidation of FCC	(24,364)
Balance as at December 31, 2025	$2,086
Accretion	363
Interest	161
Balance as at June 30, 2026	$2,610

8. DERIVATIVE LIABILITIES

During the year ended December 31, 2024, the Company issued certain share purchase warrants that can be exercised in USD or CAD. The warrants were classified as derivative liabilities, carried at fair value and revalued at each reporting date.

17 | Page

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements
For the three and six months ended June 30, 2026 and 2025
(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

During the six months ended June 30, 2026, 2,380,952 warrants were exercised resulting in a decrease of $309 to the derivative liability.

On March 31, 2026, the Company modified the exercise price of the warrants such that they are only exercisable in USD, the functional currency of the Company. As such, the warrants no longer meet the definition of a derivative liability, and the fair value of the warrants of $5,932 on March 31, 2026 was reclassified to equity.

The following table summarizes the continuity of the derivative liabilities for the six months ended June 30, 2026 and year ended December 31, 2025:

Balance December 31, 2024	$289
Issuance of convertible debentures with variable conversion price	10,393
Deconsolidation of Falcon Copper	(10,490)
Fair value change on derivative liabilities	3,372
Balance December 31, 2025	$3,564
Exercise of warrants	(309)
Fair value change on derivative liabilities	2,677
Modification of warrants	(5,932)
Balance June 30, 2026	$-

9. SHARE CAPITAL

The Company is authorized to issue an unlimited number of common shares without par value.

Share transactions for the six months ended June 30, 2026

During the six months ended June 30, 2026, the Company issued 376,339 common shares in consideration for services received, with an aggregate deemed value of $80, including $10 relating to amounts accrued as a commitment to issue shares as of December 31, 2025. The common shares issued had a fair value of $90, resulting in a loss of $10 recognized during the period.

During the six months ended June 30, 2026, the Company issued 17,611,718 common shares pursuant to the exercise of warrants and stock options for total proceeds of $1,213. In connection with these exercises, $337 was reclassified from additional paid-in capital and $309 was reclassified from derivative liability to share capital.

Share transactions for the six months ended June 30, 2025

During the six months ended June 30, 2025, the Company issued 750,000 common shares in connection with stock options exercised for total proceeds of $44.

18 | Page

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements
For the three and six months ended June 30, 2026 and 2025
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

During the six months ended June 30, 2025, the Company granted the following stock options:

  7,500,000 performance options with an exercise price of $0.08, expiring on April 4, 2030, and vest as follows:
    3,750,000 vest upon either (a) the market capitalization of the Company's common shares reaches $100,000 for any 30 consecutive trading days or (b) the Company closing a liquidity event having a fair market value of no less than $100,000 (met);
    3,750,000 vest upon either (a) the market capitalization of the Company's common shares reaches $200,000 for any 30 consecutive trading days or (b) the Company closing a liquidity event having a fair market value of no less than $200,000;

The performance options were valued using a Monte Carlo simulation model with the following inputs:

April 4, 2025
Risk-free interest rate	2.52%
Expected volatility	125%
Dividend yield	0%
Market Cap	$100M/$200M
Exercise Price	$0.08
Simulation Paths	10,000

The following table summarizes the continuity of the number of stock options issued and outstanding:

	June 30, 2026		December 31, 2025
	Number of options	Weighted average exercise price (CAD)	Number of options	Weighted average exercise price (CAD)
Outstanding, beginning of period	88,540,965	0.10	63,735,248	$0.09
Granted	-	-	29,000,000	0.05
Exercised	(4,950,000)	(0.08)	(2,223,635)	(0.08)
Expired	(1,750,000)	(0.25)	(1,970,648)	(0.08)
Outstanding, ending of period	81,840,965	0.10	88,540,965	0.10
Exercisable, ending of period	78,090,965	0.10	81,040,965	0.10

As of June 30, 2026, all stock options were fully vested except for 3,750,000 granted on April 5, 2025.

As of June 30, 2026, the number of stock options outstanding and exercisable were:

19 | Page

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements
For the three and six months ended June 30, 2026 and 2025
(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

Expiry date	Exercise price (CAD)	Number of options outstanding	Remaining contractual life in years	Number of options exercisable
June 18, 2026*	0.245	800,000	-	800,000
October 21, 2026	0.09	900,000	0.31	900,000
May 25, 2027	0.085	2,000,000	0.90	2,000,000
March 2, 2028	0.095	350,000	1.67	350,000
July 21, 2028	0.08	15,715,965	2.06	15,715,965
March 1, 2029	0.07	12,865,000	2.67	12,865,000
July 26, 2029	0.08	7,500,000	3.07	7,500,000
December 10, 2029	0.085	12,710,000	3.45	12,710,000
April 4, 2030	USD 0.08	7,500,000	3.76	3,750,000
September 5, 2030	0.12	20,000,000	4.19	20,000,000
September 8, 2030	0.135	1,500,000	4.19	1,500,000
Balance, June 30, 2026	81,840,965			78,090,965

*Under the Company's Stock Option Plan, the expiry date of certain stock options has been extended beyond June 18, 2026, as the original expiry fell within a corporate trading blackout period.

As of December 31, 2025, the number of stock options outstanding and exercisable were:

Expiry date	Exercise price (CAD)	Number of options outstanding	Remaining contractual life in years	Number of options exercisable
June 18, 2026	0.245	2,550,000	0.46	2,550,000
October 21, 2026	0.09	900,000	0.81	900,000
May 25, 2027	0.085	2,000,000	1.40	2,000,000
March 2, 2028	0.095	350,000	2.17	350,000
July 21, 2028	0.08	16,215,965	2.56	16,215,965
March 1, 2029	0.07	12,865,000	3.17	12,865,000
July 26, 2029	0.08	7,500,000	3.57	7,500,000
December 10, 2029	0.085	17,160,000	3.95	17,160,000
April 4, 2030	USD 0.08	7,500,000	4.26	-
September 5, 2030	0.12	20,000,000	4.68	20,000,000
September 8, 2030	0.135	1,500,000	4.69	1,500,000
Balance, December 31, 2025		88,540,965		81,040,965

During the six months ended June 30, 2026, the Company recognized shared-based compensation expense of $88 (2025 - $1,257) related to the vesting of options. Share-based compensation expense is recorded over the vesting period of the respective awards.

b) Share purchase warrants

The following table summarizes the continuity of the number of warrants issued and outstanding:

20 | Page

Lion Copper and Gold Corp.
Notes to the Condensed Interim Consolidated Financial Statements
For the three and six months ended June 30, 2026 and 2025
(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

	June 30, 2026		December 31, 2025
	Number of warrants	Weighted average exercise price	Number of warrants	Weighted average exercise price
Outstanding, beginning of period	122,759,564	$0.06	110,477,171	$0.06
Warrants issued	-	-	27,979,275	0.10
Warrants exercised	(12,661,718)	(0.07)	-	-
Warrants expired	-	-	(15,696,882)	(0.06)
Outstanding, end of period	110,097,846	$0.070	122,759,564	$0.06

The following table summarizes warrants outstanding as of June 30, 2026 and December 31, 2025:

Grant Date	Exercise Price ($)	Expiry Date	June 30, 2026	December 31, 2025
March 8, 2024	0.056	March 8, 2029	25,536,568	27,917,520
September 19, 2024	0.056	September 19, 2029	40,978,549	41,707,215
November 8, 2024	0.06	November 8, 2029	20,266,666	25,155,554
November 6, 2025	0.0965	November 6, 2030	23,316,063	27,979,275
			110,097,846	122,759,564

11. RELATED PARTY TRANSACTIONS

The Company's key management personnel consist of its directors and executive officers. Compensation for key management personnel was as below:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Salaries and bonuses	$152	$190	$290	$405
Director fees	$45	$-	$45	$-
Share-based compensation	81	61	88	719
	$278	$251	$423	$1,124

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
For the three and six months ended June 30, 2026 and 2025
(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

13. COMMITMENTS

To acquire certain mineral property interests as per Note 4, the Company must make optional acquisition expenditures to satisfy the terms of existing option agreements, failing which the rights to such mineral properties will revert to the property vendors.

14. FINANCIAL INSTRUMENT RISKS

The board of directors has overall responsibility for establishing and oversight of the Company's risk management framework. The Company examines the various financial instrument risks to which it is exposed and assesses the impact and likelihood of those risks. Financial instruments consist of cash and cash equivalents, investment other, accounts payable, accrued liabilities, lease liabilities, Nuton LLC earn-in liability, convertible debentures, derivative liabilities.

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

The carrying values of cash, accounts payable, accrued liabilities, convertible debentures, and Nuton LLC earn in liability approximate their fair values because of their immediate or short term to maturity and are recorded at amortized cost.

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
For the three and six months ended June 30, 2026 and 2025
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

15. SUBSEQUENT EVENTS

a) 55,866 shares were issued for service received in July 2026.

23 | Page

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Lion Copper and Gold Corp.

Management's Discussion and Analysis

For the three and six months ended June 30, 2026

Dated: August 7, 2026

(In thousands of U.S. dollars except for shares and per share amounts)

This Management's Discussion and Analysis ("MD&A") of Lion Copper and Gold Corp. and its subsidiaries (collectively, "Lion Copper" or the "Company"), dated August 7, 2026, should be read in conjunction with the condensed interim consolidated financial statements for the three and six months ended June 30, 2026 and the audited consolidated financial statements for the year ended December 31, 2025, and related notes thereto which have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP").

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

On June 29, 2026, the Company announced that it had submitted an initial application to list its common shares on the Nasdaq Capital Marekt. The Proposed Nasdaq Listing (the "Listing") is intended to support the Company's long-term capital market strategy by increasing its visibility among U.S. investors and enhancing trading liquidity. The Listing remains subject to Nasdaq's initial listing requirements, regulatory approvals and customary listing processes. There can be no assurance that the Company's application will be approved or that a Nasdaq listing will be completed.

NUTON EARN-IN AGREEMENT

In March 2022, Lion Copper & Gold entered into an Option to Earn-In Agreement with Rio Tinto America Inc., acting through its wholly-owned subsidiary Nuton LLC (Nuton), covering the Company's Mason Valley copper assets in Nevada, including the historic Yerington Mine, the MacArthur Project, the Wassuk property, the Bear deposit, and associated water rights. The agreement contemplated staged funding to advance technical studies while giving Nuton the opportunity to earn a minimum 65% interest in the project.

Following the successful completion of the initial work stages and Nuton's election to proceed to the next phase in November 2025, the parties entered into a new Stage 3 Earn-In Agreement dated December 19, 2025. This replaced the 2022 option arrangement and marked Nuton's exercise of its right to earn into the project.

Under the agreement, Nuton committed to fund approximately US$31 million to advance the Yerington Copper Project through a Definitive Feasibility Study, permitting, engineering, environmental, and other technical work. In return, Nuton has the opportunity to earn up a 65% interest in the project upon satisfying the earn-in conditions. Lion Copper & Gold continues to manage and operate the project during the earn-in period while Nuton provides funding and technical support.

Nuton funding continues to support advancement of the project while reducing the need for significant direct funding by the Company.

The Company expects to continue advancing feasibility study ("FS") and permitting activities throughout 2026 and will provide updates as material developments occur.

Upon completion of the FS, Nuton and the Company will determine whether to establish an investment vehicle to which the Mining Assets will be transferred, with Nuton holding a minimum 65% interest.

MINERAL PROPERTIES

Yerington Copper Project

The Yerington Project is located within the historic Yerington Copper District in Nevada, one of the largest known porphyry copper districts in the United States. Copper production in the district began in the early 1900s, with large-scale mining conducted by Anaconda Copper Company from 1952 to 1979. During this period, the MacArthur and Bear deposits were also discovered through regional exploration. The Project has since undergone extensive exploration, technical studies, and engineering work.

In April 2011, the Company finalized the acquisition of the project which includes the Yerington Deposit, MacArthur Deposit and a portion of the Bear Property; these deposits represent three of four known porphyry copper deposits in the Yerington district.

During the six months ended June 30, 2026, the Company commenced execution of Stage 3 as defined in the earn-in Agreement, focused on advancing the DFS and supporting permitting efforts.

The Company has appointed Samuel Engineering, Inc. ("Samuel") as lead consultant for the Definitive Feasibility Study ("DFS") of its flagship Yerington Copper Project in Nevada, USA and NEXUS Environmental Consultants Inc. ("NEXUS") as lead consultant for permitting. In the first quarter of 2026 Lion hosted a multi-day DFS and permitting workshop at the Yerington project site, bringing together all core members of the study team.  During the reporting period, advancement of the DFS remained a key strategic priority during the period. Engineering, environmental, permitting and technical studies continued to advance and de-risk the project.

Multiple drilling campaigns were undertaken  to de-risk and optimize project design. Infill drilling commenced in February 2026 to upgrade the mineral resource of the Vat Leach Tailings ("VLT") and was completed in May 2026, totaling 2,575 ft in 23 drill holes. Additionally, piezometer and geotechnical drilling have started within the Yerington pit area. This drilling started in March 2026 and was completed in June 2026, totaling 13,026 ft in 14 drill holes. Geotechnical drilling was also undertaken within the MacArthur pit area, totaling 2,052 ft in four drill holes. These drilling programs are designed to advance the understanding of groundwater conditions, optimize pit slope design and stability analysis, and advance environmental and permitting workstreams.

Nuton continues to advance sulfide metallurgical study programs.

The Company expanded its land position through the acquisition of additional properties. The acquisition is consistent with the Company's strategy of consolidating prospective ground within the project area.

Bear Deposit

Studies were conducted and are ongoing to evaluate the Mineral Resource estimate potential of the Bear Deposit.  In addition, during the six months ended in Jun 30 2026, the company continuing with is strategy of consolidating strategic property interests completed the acquisition of approximately 183 acres of land.

RESULTS OF OPERATIONS

For the six months ended June 30, 2026, the Company reported net loss of $10,478, primarily driven by non-cash $7,438 loss in investment of Falcon Copper Corp. ("FCC") and $2,677 fair value loss on derivative liabilities.

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

Operating expenses includes personnel, professional fees and share-based compensation, as well as exploration and evaluation expenditures related to the Yerington Copper Project.

As an exploration and development company with no operating revenues, the Company's financial results continue to be influenced by non-cash items, such as share-based compensation as well as financing and investing activities.

(in thousands of U.S. dollars except for share and per share amounts)	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Expenses
Exploration and evaluation	$4,144	$987	$5,078	$2,150
General and administration	798	1,392	1,677	2,793
Share-based compensation	81	171	88	1,257
Nuton LLC earn in liability	(4,997)	(1,940)	(6,762)	(4,153)
Other expenses	4,059	1,072	10,397	1,953
Net loss and comprehensive loss	(4,085)	(1,682)	(10,478)	(4,000)
Loss and comprehensive loss attributable to:
Lion Copper and Gold Corp.	(4,085)	(1,335)	(10,478)	(2,890)
Non-controlling interest	-	(347)	-	(1,110)
loss per share, basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.01)
Weighted average number of common shares outstanding	430,242,672	411,132,693	423,365,174	411,072,314

SUMMARY OF QUARTERLY RESULTS

(in thousands except for per share amounts)	Q2'26	Q1'26	Q4'25	Q3'25	Q2'25	Q1'25	Q4'24	Q3'24
Exploration expenditures	$(4,144)	$(934)	$(849)	$(1,033)	$(987)	$(1,163)	$(1,603)	$(1,591)
General administration	(798)	(879)	(4,374)	(2,887)	(1,399)	(1,406)	(1,122)	(1,373)
	(4,942)	(1,813)	(5,223)	(3,920)	(2,386)	(2,569)	(2,725)	(2,964)
Fair value (loss) gain on derivative liabilities	-	(2,677)	(1,851)	261	(1,008)	(774)	39	439
Foreign exchange gain (loss)	116	3	(2)	(21)	19	(30)	(28)	(4)
Interest and other	(4,175)	(3,664)	(1,254)	(530)	(76)	(72)	387	(41)
Gain on deconsolidation	-	-	26,381	-	-	-	-	-
Share-based compensation	(81)	(7)	(3,932)	(3,583)	(171)	(1,086)	(734)	(129)
	(9,082)	(8,158)	14,119	(7,793)	(3,622)	(4,531)	(3,061)	(2,699)
Nuton LLC funded	4,997	1,765	583	1,474	1,940	2,213	2,310	2,336
Net loss for period	(4,085)	(6,393)	14,702	(6,319)	(1,682)	(2,318)	(751)	(363)
Loss per share	$(0.01)	$(0.02)	$0.05	$(0.01)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

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

In January 2026, the Company also received $557 cash dividend from Falcon Butte Minerals Corp. in connection with giving up the Company's economic interest in Falcon Butte Minerals in December 2025.

Cash on hand is approximately $23,162 as of August 7, 2026.

The following table summarizes the Company's cash flow for the six months ended June 30, 2026, and 2025:

	2026	2025
Cash provided (used) by operating activities	$20,985	$(5,149)
Cash used in investing activities	(39)	(225)
Cash provided by financing activities	1,213	936
Increase (decrease) in cash and cash equivalents	22,159	(4,438)
Cash and cash equivalents, beginning of period	2,364	7,999
Cash and cash equivalents, end of period	$24,523	$3,561

Year to date the Company has received aggregate proceeds of $1,213 from the exercise of stock options and warrants.

Management believes that cash, including the Stage 3 funding for project expenditure, is sufficient to support planned FS activities. The Company may require additional financing to repay its outstanding debentures due in November 2026 and to advance corporate initiatives.

(in thousands)	June 30, 2026	December 31, 2025
Financial Position
Cash	$24,523	$2,364
Investments	11,057	18,548
Mineral properties	7,986	7,986
Other assets	61	570
Total assets	$43,627	$29,468
Total Liabilities	$23,107	$6,082
Total equity	$20,520	$23,386
Working capital (deficiency)	$1,431	$(3,157)

TRANSACTIONS WITH RELATED PARTIES

The Company's related parties include its directors and officers whose remuneration was as follows, subject to change of control provisions for officers:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Salaries and bonuses	$152	$190	$290	$405
Director fees	45	-	45	-
Share-based compensation	81	61	88	719
	$278	$251	$423	$1,124

These transactions have occurred in the normal course of the business and are measured at the equivalent amount of the services rendered.

OUTSTANDING SHARE INFORMATION

As of the date of this MD&A, the Company has:

  431,278,822 common shares;
  74,340,965 stock options, exercisable at prices ranging from CAD 0.07 to CAD 0.245, with expiration dates between June 18, 2026 and September 8, 2030; and
  7,500,000 performance options, exercisable at $0.08, with an expiration date of April 5, 2030; and
  119,205,501 warrants exercisable ranging from $0.056 - $0.0965 expiring from March 8, 2029 through November 6, 2030.

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

Item 5. Other Information

Not applicable.

Item 6. Exhibits

3.1(1)	Articles dated June 21, 2018

3.2(2)	Certificate of Incorporation and Certificates of Change of Name

3.3(3)	Notice of Articles dated July 29, 2025

10.1(4)	Earn-In Agreement dated December 19, 2025 (filed herewith)

31.1	Certification of the Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934 (filed herewith)

31.2	Certification of the Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934 (filed herewith)

32.1	Section 1350 Certification of the Principal Executive Officer (filed herewith)

32.2	Section 1350 Certification of the Principal Financial Officer (filed herewith)

101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

________________

(1) Previously filed as exhibit to the Form 20-F filed April 30, 2020 and incorporated herein by reference.

(2) Previously filed as exhibit to the Form 10-K filed March 31, 2023 and incorporated herein by reference.

(3) Previously filed as exhibit to the Form 10-Q filed August 14, 2025 and incorporated herein by reference.

(4) Certain identified information has been excluded from this exhibit because it is both not material and the type the registrant treats as private or confidential.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 10, 2026
LION COPPER AND GOLD CORP.
(Registrant)

	By:	/s/ John Banning
Principal Executive Officer

	By:	/s/ Maria Milagros Paredes
Principal Financial Officer