Form 10-Q
period 2026-09-30
Lion Copper Corp.
filed 2026-11-10
CIK 1339688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

000-55139

(Commission File Number)

LION COPPER CORP.

(Exact name of registrant as specified in its charter)

British Columbia, Canada	98-1664106
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

517 West Bridge St., Suite A, Yerington, NV 89447

(Address of principal executive offices) (Zip Code)

775-463-9600

(Registrant’s telephone number, including area code)

Lion Copper and Gold Corp.

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Common shares, without par value | LCU | The Nasdaq Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of November 4, 2026, the registrant’s outstanding common stock consisted of 15,990,627 shares.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of applicable United States and Canadian securities legislations (“Forward-Looking Statements”). Forward-Looking Statements reflect the expectations of management and consist of statements that are not only historical fact but also relate to predictions, expectations, belief, plans, projections, objectives, assumptions, future events, or future performance. Forward-Looking Statements may be identified by such terms as “believes”, “anticipates”, “expects”, “estimates”, “may”, “could”, “would”, “will”, “plan” or similar words. Although the Company believes that such information is reasonable, it can give no assurance that such expectations will prove to be correct. The Company cautions investors that any Forward-Looking Statements provided by the Company is not a guarantee of future results or performance, and that actual results may differ materially from those in Forward-Looking Statements as a result of various estimates, risks, and uncertainties. Readers should not place undue reliance on Forward-Looking Statements. Forward-Looking Statements in this quarterly report and in documents incorporated by reference herein include, but are not limited to, statements with regard to:

●	planned exploration activity including both expected drilling and geological and geophysical related activities;
●	future foreign exchange rates;
●	future sources of liquidity, cash flows and their uses;
●	realization of anticipated benefits of acquisitions and dispositions;
●	expected levels of operating costs, general and administrative costs, costs of services and others; and
●	treatment under government regulation and taxation regimes.

Forward-Looking Statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the Forward-Looking Statements, including, without limitation:

●	risks related to exploration and development of natural resource properties;
●	the uncertain nature of estimating mineral resources and mineral reserves;
●	uncertainty in the Company’s ability to obtain funding;
●	copper price fluctuations;
●	recent market events and conditions;
●	risks related to governmental regulations;
●	risks related to the Company’s business being subject to environmental laws and regulations;
●	risks related to the Company’s inability to meet its financial obligations under agreements to which it is a party; and
●	risks related to the Company’s ability to recruit and retain qualified personnel.

These Forward-Looking Statements are based on the beliefs of our management as well as on assumptions made by and information currently available to us at the time such statements were made. We undertake no obligation to update forward-looking statements should circumstances or estimates or opinions change.

PART I

Lion Copper Corp. (formerly Lion Copper and Gold Corp.)

Condensed Interim Consolidated Financial Statements

For the three and nine months ended September 30, 2026 and 2025

(Expressed in thousands of U.S. Dollars)

(Unaudited)

Lion Copper Corp. (formerly Lion Copper and Gold Corp.)

Condensed Interim Consolidated Balance Sheets

As of September 30, 2026 and December 31, 2025

(In thousands of U.S. Dollars, except for shares)

		September 30, 2026	December 31, 2025
	Notes	(unaudited)	(audited)

ASSETS
Current
Cash and cash equivalents		$21,161	$2,364
Other receivables		18	557
Prepaid and deposit		67	4
		21,246	2,925
Non-Current
Mineral properties	4	7,986	7,986
Reclamation bonds		9	9
Investment in associate	3	11,302	17,829
Investment other	3	577	719
Property and equipment		35	-
Total assets		$41,155	$29,468

LIABILITIES
Current
Accounts payable and accrued liabilities		$1,049	$228
Nuton LLC earn in liability	4	15,887	204
Convertible debentures	7	2,900	2,086
Derivative liabilities	8	-	3,564
Total current liabilities		19,836	6,082
Total liabilities		19,836	6,082

Shareholders’ Equity
Share capital, no par value, unlimited common shares authorized; 15,977,447 issued and outstanding (December 31, 2025 - 15,304,996)	9	112,671	110,702
Additional paid-in capital	10	34,671	28,500
Commitment to issue shares		-	10
Deficit		(126,023)	(115,826)
Total shareholders’ equity		21,319	23,386
Total liabilities and shareholders’ equity		$41,155	$29,468

The accompanying notes form an integral part of these condensed interim consolidated financial statements.

On behalf of the Board of Directors on November 9, 2026

/s/ “Thomas Patton”	/s/ “Tony Alford”

Director	Director

2 | P a g e

Lion Copper Corp. (formerly Lion Copper and Gold Corp.)

Condensed Interim Consolidated Statements of Operations and Comprehensive Income (Loss)

For the three and nine months ended September 30, 2026 and 2025

(Unaudited - In thousands of U.S. Dollars, except for shares and per share amounts)

		For the three months ended September 30,		For the nine months ended September 30,
	Notes	2026	2025	2026	2025
Operating expenses
Exploration and evaluation	4	$2,587	$1,033	$7,665	$3,183
General and administrative	5	822	2,879	2,499	5,672
Share-based compensation	10	488	3,583	576	4,840
Nuton LLC earn in liability	4	(3,471)	(1,474)	(10,233)	(5,627)
Operating loss		(426)	(6,021)	(507)	(8,068)

Non-operating income (expenses)
Accretion and interest expenses	7	(290)	(511)	(814)	(523)
Fair value loss on derivative liabilities	8	-	261	(2,677)	(1,521)
Foreign exchange gain		(3)	(21)	116	(32)
Interest income and other		178	62	364	231
Gain (loss) on shares issued for services	9	-	-	(10)	-
Dilution gain on investments	3	2,542	-	2,542	-
Share of loss in associate	3	(1,631)	(89)	(9,069)	(406)
Unrealized loss on investments	3	(89)	-	(142)	-
		707	(298)	(9,690)	(2,251)
Net income (loss) and comprehensive income (loss) for period		$281	$(6,319)	$(10,197)	$(10,319)

Net income (loss) and comprehensive income (loss) attributed to:
Shareholders of the Company		$281	$(3,600)	$(10,197)	$(6,490)
Non-controlling interest		$-	$(2,719)	$-	$(3,829)
		281	(6,319)	(10,197)	(10,319)
Earning (Loss) per share, basic		$0.02	$(0.24)	$(0.65)	$(0.43)
Earning (Loss) per share, diluted		$0.01	$(0.24)	$(0.65)	$(0.43)
Weighted average number of shares outstanding - basic		15,973,369	15,276,888	15,778,991	15,242,420
Weighted average number of shares outstanding - diluted		21,058,526	15,276,888	15,778,991	15,242,420

The accompanying notes form an integral part of these condensed interim consolidated financial statements.

3 | P a g e

Lion Copper Corp. (formerly Lion Copper and Gold Corp.)

Condensed Interim Consolidated Statements of Changes in Equity

For the nine months ended September 30, 2026 and 2025

(Unaudited - In thousands of U.S. Dollars, except for shares)

	Notes	Number of Shares	Share Capital	Additional Paid-in Capital	Deficit	Commitment to Issue Shares	Non-Controlling Interest	Total Equity
Balance, December 31, 2024		15,222,639	$110,459	$25,877	$(130,597)	$-	$3,660	$9,399
Shares issued for option exercises	9	82,357	243	(116)	-	-	-	127
Share-based compensation	6, 10	-	-	1,876	-	-	2,964	4,840
Shares issued by Falcon Copper Corp.	6	-	-	-	-	-	3,519	3,519
Net loss and comprehensive loss for the period		-	-	-	(6,490)	-	(3,829)	(10,319)
Balance, September 30, 2025		15,304,996	110,702	27,637	(137,087)	-	6,314	7,566

Balance, December 31, 2025		15,304,996	$110,702	$28,500	$(115,826)	$10	$-	$23,386
Shares issued for option and warrant exercises	9	652,286	1,859	(337)	-	-	-	1,522
Shares issued for services	9	20,165	110	-	-	(10)	-	100
Modification of warrants	8	-	-	5,932	-	-	-	5,932
Share-based compensation	10	-	-	576	-	-	-	576
Net loss and comprehensive loss for the period		-	-	-	(10,197)	-	-	(10,197)
Balance, September 30, 2026		15,977,447	$112,671	$34,671	$(126,023)	$-	$-	$21,319

4 | P a g e

Lion Copper Corp. (formerly Lion Copper and Gold Corp.)

Condensed Interim Consolidated Statements of Changes in Equity

For the three months ended September 30, 2026 and 2025

(Unaudited - In thousands of U.S. Dollars, except for shares)

	Notes	Number of Shares	Share Capital	Additional Paid-in Capital	Deficit	Commitment to Issue Shares	Non-Controlling Interest	Total Equity
Balance, June 30, 2025		15,250,417	$110,543	$25,954	$(133,487)	$-	$4,172	$7,182
Shares issued for option exercises	9	54,579	159	(76)	-	-	-	83
Share-based compensation	6, 10	-	-	1,759	-	-	1,824	3,583
Shares issued by Falcon Copper Corp.	6	-	-	-	-	-	3,037	3,037
Net loss and comprehensive loss for the period		-	-	-	(3,600)	-	(2,719)	(6,319)
Balance, September 30, 2025		15,304,996	110,702	27,637	(137,087)	-	6,314	7,566

Balance, June 30, 2026		15,971,221	$112,641	$34,183	$(126,304)	$-	$-	$20,520
Shares issued for services	9	6,226	30	-	-	-	-	30
Share-based compensation	10	-	-	488	-	-	-	488
Net income and comprehensive income for the period		-	-	-	281	-	-	281
Balance, September 30, 2026		15,977,447	$112,671	$34,671	$(126,023)	$-	$-	$21,319

The accompanying notes form an integral part of these condensed interim consolidated financial statements.

5 | P a g e

Lion Copper Corp. (formerly Lion Copper and Gold Corp.)

Condensed Interim Consolidated Statements of Cash Flow

For the nine months ended September 30, 2026 and 2025

(Unaudited - In thousands of U.S. Dollars)

		Nine months ended September 30,
	Note	2026	2025
Operating activities
Loss for the period		$(10,197)	$(10,319)
Non-cash transactions
Accretion and interest expenses	7	814	523
Fair value loss on derivative liabilities	8	2,677	1,521
Depreciation expense		4	-
Share of loss in associate	3	9,069	406
Shares-based compensation		576	4,840
Amortization of ROU asset		-	32
Shares issued for services	9	90	-
Unrealized loss on investments	3	142	-
Loss on shares issued for services	9	10	-
Dilution gain on investments	3	(2,542)	-

Changes in non-cash operating assets and liabilities
Other receivable		539	17
Prepaid expenses and deposit		(63)	(223)
Accounts payable and accrued liabilities		821	(48)
Lease liabilities		-	(32)
Nuton LLC earn in liability		15,683	(5,758)
Cash flow provided (used) by operating activities		17,623	(9,041)

Investing activities
Mineral properties		(3,275)	(356)
Nuton LLC deposit applied		3,275	131
Purchase of property and equipment		(1,348)	-
Nuton LLC deposit applied		1,309	-
Cash used by investing activities		(39)	(225)

Financing activities
Proceeds from private placements		-	3,045
Conversion of convertible debentures	7	-	5,148
Repayment of convertible debentures		-	(6)
Proceeds from warrants and options exercised	9	1,213	127
Cash provided by financing activities		1,213	8,314

Increase (decrease) in cash and cash equivalents		18,797	(952)
Cash and cash equivalents, beginning of period		2,364	7,999
Cash and cash equivalents, end of period		$21,161	$7,047

The accompanying notes form an integral part of these condensed interim consolidated financial statements.

6 | P a g e

Lion Copper Corp. (formerly Lion Copper and Gold Corp.)

Notes to the Condensed Interim Consolidated Financial Statements

For the three and nine months ended September 30, 2026 and 2025

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

1.	NATURE OF OPERATIONS AND GOING CONCERN

Lion Copper Corp. (formerly Lion Copper and Gold Corp.) (“LCC”), together with its subsidiaries, collectively, the “Company”, is engaged in the acquisition, exploration and development of copper properties in the United States. The Company is currently advancing its flagship Yerington Copper Project in Nevada toward a Feasibility Study (the “FS”), pursuant to an earn-in agreement with Nuton LLC (“Nuton”), a Rio Tinto venture.

LCC was incorporated in British Columbia, Canada on May 11, 1993. Its common shares are listed on the Canadian Securities Exchange (“CSE”) under the symbol “LCU”. On October 19, 2026, the Company’s common shares began trading on the NASDAQ under the symbol “LCU”.

The Company acquires mineral properties through option agreements and claim staking. The carrying value of its mineral properties represents the acquisition costs and does not reflect present or future values. The recoverability of these assets is dependent on the discovery of mineral reserves, the Company’s ability to secure sufficient financing for corporate and other obligations, and the successful development disposition of the properties.

The Company’s development activities on the Yerington Copper Project are substantially funded under an earn-in agreement with Nuton rather than direct Company funding.

These condensed interim consolidated financial statements (“Interim Financial Statements”) have been prepared on a going concern basis, which assumes the Company will continue to operate for the foreseeable future and realize its assets and discharges its liabilities in the normal course of business.

As of September 30, 2026, the Company had an accumulated deficit of $126,023(December 31, 2025 - $115,826), and working capital of $1,410 (December 31, 2025 – working capital deficiency of $3,157).

The Company has not generated revenue and will require additional financing to fund general corporate and administrative activities and repay its outstanding convertible debt obligations when due. Although the Company has historically been successful in raising capital, there can be no assurance that additional financing will be available on acceptable terms, or at all. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.

The Interim Financial Statements do not include any adjustments that would be necessary if the Company were unable to continue as a going concern. Such adjustments could be material.

2.	SIGNIFICANT ACCOUNTING POLICIES

a)	Statement of compliance and consolidation

The Interim Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and are presented in United States dollars (“$” or “USD”), unless otherwise indicated.

7 | P a g e

Lion Copper Corp. (formerly Lion Copper and Gold Corp.)

Notes to the Condensed Interim Consolidated Financial Statements

For the three and nine months ended September 30, 2026 and 2025

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

The Interim Financial Statements include the accounts of LCC and its wholly owned subsidiaries, Quaterra Alaska Inc. (“QTA”) which holds a 100% interest in Singatse Peak Services LLC (“SPS”), MRE LLC, and Lyon Development LLC. Falcon Copper Corp. (“FCC”) was deconsolidated effective December 31, 2025 (Note 3) and Blue Copper Royalties LLC (“BRC”) was deconsolidated effective August 18, 2026. Deconsolidation of BRC resulted in no impact on these Interim Financial Statements.

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

The significant accounting policies applied in the preparation of these Interim Financial Statements are consistent with those disclosed in Note 3 of the Company’s audited consolidated financial statements for the year ended December 31, 2025 except for the following:

a)	Mineral properties

Land purchased with the intention of exploration in which houses are situated shall be accounted for as mineral properties while the value of the houses shall be allocated to property and equipment. If the value of the house is immaterial, the house shall also be allocated to mineral properties.

In preparing these Interim Financial Statements, management has applied the same judgements, estimates and assumptions as those applied to the audited consolidated financial statements as at and for the year ended December 31, 2025.

On September 14, 2026, the Company consolidated its common shares on a basis of twenty-seven (27) pre-consolidated shares for every one (1) post-consolidation share (the “Share Consolidation”). No fractional shares were issued in connection with the Share Consolidation. All fractional shares created by the Share Consolidation were rounded to the nearest whole number of common shares.

As a result of the Share Consolidation, the number of common shares issuable upon exercise of outstanding warrants has been adjusted in accordance with the applicable warrant terms, such that each warrant now entitles the holder to receive one post-consolidation common share for every twenty-seven common shares previously issuable, at a proportionally adjusted exercise price. The total number of warrants outstanding was not affected by the Share Consolidation. For comparative and presentation purposes, all warrant figures presented herein, including the number of warrants outstanding and the number of common shares issuable upon exercise, are presented on a post-consolidation basis.

The exercise price, options outstanding, and number of common shares issuable upon the exercise of outstanding Options presented in these financial statements were proportionately adjusted to reflect the Share Consolidation. All information respecting outstanding common shares and other securities of the Company, including basic and diluted loss per share, in the current and comparative periods presented herein give effect to the Share Consolidation.

8 | P a g e

Lion Copper Corp. (formerly Lion Copper and Gold Corp.)

Notes to the Condensed Interim Consolidated Financial Statements

For the three and nine months ended September 30, 2026 and 2025

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

3.	INVESTMENTS

a)	Falcon Copper Corp. (“FCC”)

Falcon Copper Corp., formerly Blue Copper Resources Corp, is a privately held company incorporated in Wyoming, United States. Prior to December 31, 2025, the Company consolidated FCC due to a majority representation on FCC’s board of directors.

On December 31, 2025, FCC restructured its board such that the Company no longer had a controlling financial interest. Accordingly, the Company deconsolidated FCC in accordance with ASC 810, Consolidation.

Upon deconsolidation, the Company derecognized the assets, liabilities and non-controlling interests of FCC and recognized its retained investment in FCC at fair value of $17,829, based on FCC’s share price of $0.31.

As of September 30, 2026 and December 31, 2025, the Company held 57,513,764 common shares of FCC, representing 27.66% (December 31, 2025 - 33.69%) of FCC’s issued and outstanding shares. The investment is accounted for using the equity method with the continuity listed below:

Balance, December 31, 2025	$17,829
Share of loss in associate	(9,069)
Dilution gain on investments	2,542
Balance, September 30, 2026	$11,302

The Company’s share of FCC’s net loss was based on FCC’s unaudited net loss of $27,598 for the nine months ended September 30, 2026. Based on its 32.86% weighted average ownership interest, the Company recognized its proportionate share of the loss in the Interim Financial Statements. As a result of the Company’s decrease in ownership, a dilution gain of $2,542 was recognized.

Summarized financial information of FCC is presented below:

Summarized balance sheet:

	September 30, 2026	December 31, 2025
Assets
Cash	$5,732	$24,090
Prepaid expenses	2,040	175
Mineral properties	3,275	1,550
Investment in associate	8,622	8,927
Total Assets	$19,669	$34,742

Liabilities
Accounts payable & accrued liabilities	$703	$1,259
Convertible debentures	18,376	24,364
Derivative liabilities	4,791	10,490
Total Liabilities	$23,870	$36,113

9 | P a g e

Lion Copper Corp. (formerly Lion Copper and Gold Corp.)

Notes to the Condensed Interim Consolidated Financial Statements

For the three and nine months ended September 30, 2026 and 2025

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

Summarized statement of loss

	Three months ended September 30, 2026	Three months ended September 30, 2025	Nine months ended September 30, 2026	Nine months ended September 30, 2025
Operating expenses
General and administrative expenses	$404	$178	$1,045	$272
Exploration & evaluation	3,557	382	5,031	481
Professional fees	2,201	2,363	6,684	3,219
Salaries & benefits	5,614	1,212	13,659	2,095
Travel	242	115	482	119
Total operating expenses	12,018	4,250	26,901	6,186

Interest expense	-	65	3	77
Fair value gain on derivative liability	(5,059)	(80)	(5,700)	(80)
Other income	(69)	-	(207)	-
Gain on extinguishment of convertible notes	(5,209)	-	(5,209)	-
Accretion expense	3,641	446	11,505	446
Share of loss in associate	195	-	305	-
Net loss	$5,517	$4,681	$27,598	$6,629

b)	FCC Warrants

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

As at September 30, 2026, the fair value of the warrants was $577, which was measured using a Monte Carlo simulation method.

The following table summarizes the continuity of the FCC warrants during the nine months ended September 30, 2026:

Balance, December 31, 2025	$719
Unrealized loss on investments	(142)
Balance, September 30, 2026	$577

10 | P a g e

Lion Copper Corp. (formerly Lion Copper and Gold Corp.)

Notes to the Condensed Interim Consolidated Financial Statements

For the three and nine months ended September 30, 2026 and 2025

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

4.	MINERAL PROPERTIES

Total mineral property acquisition costs are listed in the table below:

	Singatse Peak Services LLC					Falcon Copper Corp.
	MacArthur	Yerington	Bear*	Wassuk	Copper Canyon	Blue Copper	Schell Creek	Groundhog	Total
Balance, December 31, 2024	$2,489	$1,195	$1,575	$1,405	$10	$1,028	$200	$-	$7,902
Acquisition	-	-	1,312	-	-	-	-	-	1,312
Option payments	-	-	231	-	-	225	50	47	553
Funded by Nuton LLC	-	-	(231)	-	-	-	-	-	(231)
Deconsolidation of Falcon Copper Corp.	-	-	-	-	-	(1,253)	(250)	(47)	(1,550)
	-	-	1,312	-	-	(1,028)	(200)	-	84
Balance, December 31, 2025	2,489	1,195	2,887	1,405	10	-	-		7,986
Acquisition	-	97	1,512	-	-	-	-	-	1,609
Option payments	-	100	1,566	-	-	-	-	-	1,666
Funded by Nuton LLC	-	(197)	(3,078)	-	-	-	-	-	(3,275)
	-		-	-	-	-	-	-	-
Balance, September 30, 2026	$2,489	$1,195	$2,887	$1,405	$10	$-	$-	$-	$7,986

*	During the year ended December 31, 2025, the Company paid $1,312 to acquire land situated within the Bear property. The Hunewill land is owned by Lion Copper Corp. and is not included in the Nuton earn-in agreement.

11 | P a g e

Lion Copper Corp. (formerly Lion Copper and Gold Corp.)

Notes to the Condensed Interim Consolidated Financial Statements

For the three and nine months ended September 30, 2026 and 2025

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

Total exploration expenditures recorded on the condensed interim consolidated statements of operations and comprehensive loss are listed in the tables below:

	Singatse Peak Services LLC				Falcon Copper Corp.
Nine months ended September 30, 2026	MacArthur	Yerington	Bear	Wassuk	Blue Copper	Schell Creek	Other	Total
Property Maintenance	$201	$86	$8	$80	$-	$-	$-	$375
Assay & Labs	-	219	-	-	-	-	-	219
Drilling	-	282	-	-	-	-	-	282
Environmental	1	2,450	-	-	-	-	-	2,451
Geological	-	37	-	-	-	-	-	37
Geophysical	25	35	-	-	-	-	-	60
Technical Study	-	3,800	29	-	-	-	-	3,829
Field Support	17	394	1	-	-	-	-	412
	244	7,303	38	80	-	-	-	7,665
Funded by Nuton LLC	(244)	(7,303)	(38)	(80)	-	-	-	(7,665)
	$-	$-	$-	$-	$-	$-	$-	$-
Nine months ended September 30, 2025
Property Maintenance	$207	$73	$-	$81	$136	$-	$214	$711
Assay & Labs	-	24	29	-	-	-	-	53
Drilling	-	119	-	-	-	-	-	119
Environmental	1	308	-	-	-	-	-	309
Geophysical	-	-	-	-	-	18	-	18
Technical Study	54	1,783	7	-	-	-	-	1,844
Field Support	-	14	2	-	113	-	-	129
	262	2,321	38	81	249	18	214	3,183
Funded by Nuton LLC	(262)	(2,321)	(38)	(81)	-	-	-	(2,702)
	$-	$-	$-	$-	$249	$18	$214	$481

	Singatse Peak Services LLC				Falcon Copper Corp.
Three months ended September 30, 2026	MacArthur	Yerington	Bear	Wassuk	Blue Copper	Schell Creek	Other	Total
Property Maintenance	$201	$81	$8	$80	$-	$-	$-	$370
Assay & Labs	-	14	-	-	-	-	-	14
Drilling	-	-1	-	-	-	-	-	-1
Environmental	1	590	-	-	-	-	-	591
Geological	-	3	-	-	-	-	-	3
Geophysical	-	-	-	-	-	-	-	-
Technical Study	-	1,590	10	-	-	-	-	1,600
Field Support	-	10	-	-	-	-	-	10
	202	2,287	18	80	-	-	-	2,587
Funded by Nuton LLC	(202)	(2,287)	(18)	(80)	-	-	-	(2,587)
	$-	$-	$-	$-	$-	$-	$-	$-
Three months ended September 30, 2025
Property Maintenance	$201	$73	$-	$80	$98	$-	$192	$644
Assay & Labs	-	14	9	-	-	-	-	23
Environmental	-	70	-	-	-	-	-	70
Geophysical	-	-	-	-	-	7	-	7
Technical Study	1	203	-	-	-	-	-	204
Field Support	-	-	-	-	85	-	-	85
	202	360	9	80	183	7	192	1,033
Funded by Nuton LLC	(202)	(360)	(9)	(80)	-	-	-	(651)
	$-	$-	$-	$-	$183	$7	$192	$382

12 | P a g e

Lion Copper Corp. (formerly Lion Copper and Gold Corp.)

Notes to the Condensed Interim Consolidated Financial Statements

For the three and nine months ended September 30, 2026 and 2025

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

a)	Nuton Agreement

On March 18, 2022, the Company entered into an option earn-in agreement with Nuton LLC (“Nuton”), a subsidiary of Rio Tinto, as subsequently amended (the “Nuton Agreement”). Under the Nuton Agreement, Nuton was granted an exclusive option to acquire an initial 65% interest in the Company’s Yerington, MacArthur, Wassuk, Bear projects, together with the associated water rights (collectively, the “Mining Assets”) through the completion of staged work programs and funding commitments totaling up to $59,000.

Following the completion of Stage 1 and Stage 2, Nuton elected to advance to Stage 3 in November 2025, and the parties entered into a Stage 3 Earn-In Agreement dated December 19, 2025. In January 2026, Nuton contributed $30,500 to fund feasibility study and project permitting activities. As of September 30, 2026, cumulative funding received under the Nuton Agreement totaled $58,500.

Upon completion of the feasibility study, Nuton and the Company will determine whether to establish a separate investment vehicle to hold the Mining Assets, with Nuton retaining a minimum 65% ownership interest.

Funds received under the Nuton Agreement do not represent revenue to the Company. Accordingly, such amounts are recorded as a deposit liability until eligible project expenditures are incurred in accordance with the staged work programs. As expenditure is incurred, the deposit liability is reduced, with corresponding amounts recognized as associated expenses or capitalized to mineral properties, consistent with the Company’s accounting policies.

The continuity of the Company’s Nuton LLC earn in liability is as follows:

Balance December 31, 2024	$6,645
Funds applied to capitalized acquisition	(231)
Funds applied to exploration and evaluation	(2,805)
Funds applied to general and administrative	(3,405)
Balance December 31, 2025	$204
Funds received	30,500
Funds applied to Property and equipment	(1,309)
Funds applied to capitalized acquisition	(3,275)
Funds applied to exploration and evaluation	(7,665)
Funds applied to general and administrative	(2,568)
Balance September 30, 2026	$15,887

b)	MacArthur and Yerington Properties, Nevada

Located in the historic copper district of Yerington, Nevada, the Company’s MacArthur and Yerington are 100% owned by SPS, a wholly owned subsidiary of Quaterra Alaska Inc.

The MacArthur property consists of unpatented lode claims and placer claims and covers lands administered by the U.S. Department of Interior - Bureau of Land Management (“BLM”). It is subject to a 2% net smelter return royalty upon commencing commercial production, which can be reduced to a 1% NSR in consideration of $1,000.

13 | P a g e

Lion Copper Corp. (formerly Lion Copper and Gold Corp.)

Notes to the Condensed Interim Consolidated Financial Statements

For the three and nine months ended September 30, 2026 and 2025

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

On March 13, 2025, the Company announced the successful negotiation of a Settlement Agreement with the Nevada Division of Water Resources and the Nevada State Engineering (collectively, the “State”) to reinstate 3,452.8 ac-ft of previously forfeited water rights essential for the development of the Yerington Copper project. As a result, the State has officially rescinded its notice of forfeiture, thus restoring all the Company’s 6,014.5 ac-ft of water rights to good standing. This Settlement Agreement effectively terminates the legal proceedings initiated by the Company to defend its water rights.

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

The Company has five option agreements, entered between March 2013 and May 2015, subsequently amended, pursuant to which it may acquire a 100% interest in private lands covering the Bear deposit. Under the terms of these option agreements, the Company is required to make aggregate cash payments of $6,218 over 16 years, of which $5,966 had been paid as of September 30, 2026, in order to maintain its exclusive right to purchase the land, mineral rights, and certain water rights, and to conduct mineral exploration activities on the properties.

Two of the properties are subject to a 2% NSR upon commencing commercial production, which can be reduced to a 1% NSR in consideration of $1,250 in total.

The remaining payments required to keep the option agreements in good standing consist of $100 due in 2026, $51 annually from 2027 through 2028, and $50 in 2029, for a total of $252.

14 | P a g e

Lion Copper Corp. (formerly Lion Copper and Gold Corp.)

Notes to the Condensed Interim Consolidated Financial Statements

For the three and nine months ended September 30, 2026 and 2025

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

These option agreements also contain purchase provisions with cash payments ranging from $6,250 to $22,770, subject to varying written notice requirements ranging from no prior notice to 12-months’ notice. During the nine months ended September 30, 2026, two of these options were exercised and land was also acquired for total cash consideration of $4,387. Houses that sit on top of the purchased land was valued at $1,309 and was allocated from the cash consideration to property and equipment pursuant to the Company’s accounting policy.

In November 2025, the Company acquired a parcel of land for total cash consideration of $1,312, including transaction costs. The acquisition was undertaken to expand the Company’s land position for potential future exploration and development activities within the footprint of the Bear Deposit. This acquisition is not included in the Nuton earn-in agreement.

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

Certain general and administrative expenses were funded by Nuton, including salaries of $312 and $908 for the three and nine months ended September 30, 2026, respectively (2025 - $303 and $920), legal and consulting fees of $104 and $276 for the three and nine months ended September 30, 2026, respectively (2025 - $173 and $937), and other general administration expenses of $77 and $213 for the three and nine months ended September 30, 2026, respectively (2025 - $359 and $1,068).

A detailed breakdown of general and administrative expenses is provided below:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Professional fees	$261	$1,852	$854	$3,210
Salaries, bonuses and benefits	378	607	1,155	1,642
Office expenses	100	232	222	437
Travel	5	124	29	186
Investor relations	51	37	142	114
Transfer agent and regulatory	27	27	97	83
	$822	$2,879	$2,499	$5,672
Nuton LLC deposit applied	(493)	(748)	(1,397)	(2,287)

15 | P a g e

Lion Copper Corp. (formerly Lion Copper and Gold Corp.)

Notes to the Condensed Interim Consolidated Financial Statements

For the three and nine months ended September 30, 2026 and 2025

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

6.	NON-CONTROLLING INTEREST (“NCI”)

There were no transactions involving NCI during the nine months ended September 30, 2026, as FCC, the entity giving rise to the NCI balance, was deconsolidated effective December 31, 2025.

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

The 25,000,000 performance options granted are subject to certain vesting milestones:

a.	18,000,000 upon engagement by FCC of a government relations and advisory firm (met):
b.	1,500,000 upon completion of the Blue Copper Phase 1 drill program (met);
c.	1,000,000 upon the early execution of the entirety of the warrants existing as of March 31, 2025 (met);
d.	3,000,000 upon the completion of a specified future equity financing (not met); and
e.	1,500,000 upon completion of Cabin and Muncy phase 1 drill programs (not met).

The stock options and performance options were valued at $2,964 using the Black-Scholes model with the following estimates:

	January 5, 2025	April 14, 2025	May 28, 2025	July 15, 2025
Risk-free interest rate	2.96%	2.74%	2.85%	3.13%
Expected life (years)	5.00	5.00	5.00	5.00
Annualized volatility	109.67%	104.29%	99.79%	101.34%
Forfeiture rate	0%	0%	0%	0%
Dividend yield	0%	0%	0%	0%

7.	CONVERTIBLE DEBENTURES

On November 6, 2025, the Company completed a non-brokered private placement of convertible debentures (the “Debentures”) with a principal amount of $2,700. The Debentures mature on November 6, 2026 and bear interest at 12% per annum, payable at maturity. The Debentures are convertible, at the option of the holder, into common shares of the Company at $2.606 per share. Interest may be paid in common shares at the prevailing market price upon repayment or conversion, subject to regulatory approval.

In accordance with ASC 815 Derivatives and Hedging, the Debentures were bifurcated into a liability component, representing the obligation to pay principal and interest, and an equity component, representing the conversion feature. The liability component is recorded at amortized cost using the effective interest method, and the equity component is recorded in shareholders’ equity at the date of issuance.

16 | P a g e

Lion Copper Corp. (formerly Lion Copper and Gold Corp.)

Notes to the Condensed Interim Consolidated Financial Statements

For the three and nine months ended September 30, 2026 and 2025

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

Accordingly, the proceeds were allocated between the liability and equity components, with $1,936 assigned to debt and $764 recorded in additional paid-in capital on November 6, 2025.

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

The following table summarizes the continuity of the convertible debentures for the nine months ended September 30, 2026 and year ended December 31, 2025:

Balance as at December 31, 2024	$257
Issued	24,590
Accretion	2,125
Interest	70
Converted	(586)
Repayment	(6)
Deconsolidation of FCC (see note 3)	(24,364)
Balance as at December 31, 2025	$2,086
Accretion	572
Interest	242
Balance as at September 30, 2026	$2,900

17 | P a g e

Lion Copper Corp. (formerly Lion Copper and Gold Corp.)

Notes to the Condensed Interim Consolidated Financial Statements

For the three and nine months ended September 30, 2026 and 2025

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

Before such reclassification, 2,380,952 warrants were exercised resulting in a decrease of $309 to the derivative liability.

The following table summarizes the continuity of the derivative liabilities for the nine months ended September 30, 2026 and year ended December 31, 2025:

Balance December 31, 2024	$289
Issuance of convertible debentures with variable conversion price	10,393
Deconsolidation of Falcon Copper	(10,490)
Fair value change on derivative liabilities	3,372
Balance December 31, 2025	$3,564
Exercise of warrants	(309)
Fair value change on derivative liabilities	2,677
Modification of warrants	(5,932)
Balance September 30, 2026	$-

9.	SHARE CAPITAL

As disclosed in Note 2, the Share Consolidation has been applied retrospectively herein.

The Company is authorized to issue an unlimited number of common shares without par value.

Share transactions for the nine months ended September 30, 2026

During the nine months ended September 30, 2026, the Company issued 20,165 common shares in consideration for services received, with an aggregate deemed value of $100, including $10 relating to amounts accrued as a commitment to issue shares as of December 31, 2025. The common shares issued had a fair value of $110, resulting in a loss of $10 recognized during the period.

During the nine months ended September 30, 2026, the Company issued 652,286 common shares pursuant to the exercise of warrants and stock options for total proceeds of $1,213. In connection with these exercises, $337 was reclassified from additional paid-in capital and $309 was reclassified from derivative liability to share capital.

18 | P a g e

Lion Copper Corp. (formerly Lion Copper and Gold Corp.)

Notes to the Condensed Interim Consolidated Financial Statements

For the three and nine months ended September 30, 2026 and 2025

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

Share transactions for the nine months ended September 30, 2025

During the nine months ended September 30, 2025, the Company issued 82,357 common shares in connection with stock options exercised for total proceeds of $127.

10.	ADDITIONAL PAID-IN CAPITAL

a)	Stock options

The Company is authorized to grant stock options to directors, employees, and consultants pursuant to its stock option plan for up to 20% of the Company’s issued and outstanding common shares. Stock options are granted at the discretion of the Board of Directors and may vest immediately or upon the achievement of specified performance milestones.

The exercise price of each option cannot be lower than the closing market share price of the Company’s common shares on the trading day preceding the grant. Most options are granted for a term of five years and vest immediately, except for those subject to performance milestones.

On August 12, 2026, the Company granted the following stock options:

●	96,296 options with an exercise price of $5.157, expiring on August 12, 2031 and vest upon grant; and

●	27,778 performance options with an exercise price of $5.157, expiring on August 12, 2031, and vest as follows:

○	100% vest upon the successful uplisting to NASDAQ or NYSE or final investment decision by Nuton LLC, whichever comes first (vested on October 19, 2026 upon uplisting on NASDAQ)

The stock options and performance options were valued using the Black-Scholes model with the following estimates:

August 12, 2026
Risk-free interest rate	3.30%
Expected life (years)	5.00
Annualized volatility	112.65%
Forfeiture rate	0%
Dividend yield	0%

19 | P a g e

Lion Copper Corp. (formerly Lion Copper and Gold Corp.)

Notes to the Condensed Interim Consolidated Financial Statements

For the three and nine months ended September 30, 2026 and 2025

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

Additionally, the Company also granted the following performance options:

●	27,778 performance options with an exercise price of $5.157, expiring on August 12, 2031, and vest as follows:

○	100% vest upon the value of the market capitalization of the Company’s common shares on the principal stock exchange on which such common shares are listed (currently being the NASDAQ) being no less than $200,000 for any 30 consecutive trading days, determined using the volume weighted average price (VWAP) multiplied by the number of issued and outstanding shares of the Company as at the close of business for each such trading day;

The above performance options were valued using a Monte Carlo simulation model with the following inputs:

August 12, 2026
Risk-free interest rate	2.52%
Expected volatility	112.65%
Dividend yield	0%
Market Cap	$200M
Exercise Price	$5.157
Simulation Paths	20,000

During the nine months ended September 30, 2025, the Company granted the following stock options:

●	277,778 performance options with an exercise price of $2.16, expiring on April 4, 2030, and vest as follows:

○	138,889 vest upon either (a) the market capitalization of the Company’s common shares reaches $100,000 for any 30 consecutive trading days or (b) the Company closing a liquidity event having a fair market value of no less than $100,000;

○	138,889 vest upon either (a) the market capitalization of the Company’s common shares reaches $200,000 for any 30 consecutive trading days or (b) the Company closing a liquidity event having a fair market value of no less than $200,000;

The performance options were valued using a Monte Carlo simulation model with the following inputs:

April 4, 2025
Risk-free interest rate	2.52%
Expected volatility	125%
Dividend yield	0%
Market Cap	$100M/$200M
Exercise Price	$2.16
Simulation Paths	10,000

20 | P a g e

Lion Copper Corp. (formerly Lion Copper and Gold Corp.)

Notes to the Condensed Interim Consolidated Financial Statements

For the three and nine months ended September 30, 2026 and 2025

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

●	740,741 options to directors of the Company with an exercise price of $2.349, expiring on September 5, 2030, and vesting immediately.
●	55,556 options to certain officers, employees, and consultants with an exercise price of $2.646, expiring on September 8, 2030. And vesting immediately

The following table summarizes the continuity of the number of stock options issued and outstanding:

	September 30, 2026		December 31, 2025
	Number of options	Weighted average exercise price (CAD)	Number of options	Weighted average exercise price (CAD)

Outstanding, beginning of period	3,279,298	2.65	2,360,568	$2.43
Granted	151,852	7.32	1,074,074	1.35
Exercised	(183,333)	(2.28)	(82,357)	(2.16)
Expired	(94,444)	(6.62)	(72,987)	(2.16)
Outstanding, ending of period	3,153,373	2.82	3,279,298	2.65
Exercisable, ending of period	2,958,928	2.68	3,001,520	2.65

As of September 30, 2026, all stock options were fully vested except for 138,889 granted on April 4, 2025 and 55,556 granted on August 12, 2026.

As of September 30, 2026, the number of stock options outstanding and exercisable were:

Expiry date	Exercise price (CAD)	Number of options outstanding	Remaining contractual life in years	Number of options exercisable
October 21, 2026*	2.430	33,334	0.06	33,334
May 25, 2027	2.295	74,074	0.65	74,074
March 2, 2028	2.565	12,963	1.42	12,963
July 21, 2028	2.160	582,074	1.81	582,074
March 1, 2029	1.890	476,481	2.42	476,481
July 26, 2029	2.160	277,778	2.82	277,778
December 10, 2029	2.295	470,742	3.20	470,742
April 4, 2030	USD 2.160	277,778	3.51	138,889
September 5, 2030	3.336	740,741	3.92	740,741
September 8, 2030	3.758	55,556	3.94	55,556
August 12, 2031	USD 5.157	151,852	4.87	96,296
Balance, September 30, 2026		3,153,373		2,958,928

*	Subsequent to period end, 22,223 options expired unexercised

21 | P a g e

Lion Copper Corp. (formerly Lion Copper and Gold Corp.)

Notes to the Condensed Interim Consolidated Financial Statements

For the three and nine months ended September 30, 2026 and 2025

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

As of December 31, 2025, the number of stock options outstanding and exercisable were:

Expiry date	Exercise price (CAD)	Number of options outstanding	Remaining contractual life in years	Number of options exercisable
June 18, 2026	6.615	94,444	0.46	94,444
October 21, 2026	2.430	33,334	0.81	33,334
May 25, 2027	2.295	74,074	1.40	74,074
March 2, 2028	2.565	12,963	2.17	12,963
July 21, 2028	2.160	600,592	2.56	600,592
March 1, 2029	1.890	476,481	3.17	476,481
July 26, 2029	2.160	277,778	3.57	277,778
December 10, 2029	2.295	635,557	3.95	635,557
April 4, 2030	USD 2.160	277,778	4.26	-
September 5, 2030	3.336	740,741	4.68	740,741
September 8, 2030	3.758	55,556	4.69	55,556
Balance, December 31, 2025		3,279,298		3,001,520

During the nine months ended September 30, 2026, the Company recognized shared-based compensation expense of $576 (2025 - $1,876) related to the vesting of options. Share-based compensation expense is recorded over the vesting period of the respective awards.

b)	Share purchase warrants

The following table summarizes the continuity of the number of warrants issued and outstanding:

	September 30, 2026		December 31, 2025
	Number of warrants	Weighted average exercise price	Number of warrants	Weighted average exercise price

Outstanding, beginning of period	4,546,652	$1.78	4,091,748	$1.62
Warrants issued	-	-	1,036,269	2.61
Warrants exercised	(468,952)	(1.96)	-	-
Warrants expired	-	-	(581,365)	(1.62)
Outstanding, end of period	4,077,700	$1.760	4,546,652	$1.78

The following table summarizes warrants outstanding as of September 30, 2026 and December 31, 2025:

Grant Date	Exercise Price ($)	Expiry Date	September 30, 2026	December 31, 2025
March 8, 2024	1.512	March 8, 2029	945,800	1,033,983
September 19, 2024	1.512	September 19, 2029	1,517,724	1,544,712
November 8, 2024	1.620	November 8, 2029	750,618	931,687
November 6, 2025	2.606	November 6, 2030	863,558	1,036,270
			4,077,700	4,546,652

22 | P a g e

Lion Copper Corp. (formerly Lion Copper and Gold Corp.)

Notes to the Condensed Interim Consolidated Financial Statements

For the three and nine months ended September 30, 2026 and 2025

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

11.	RELATED PARTY TRANSACTIONS

The Company’s key management personnel consist of its directors and executive officers. Compensation for key management personnel was as below:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Salaries and bonuses	$151	$191	$441	$596
Director fees	$-	$-	$45	$-
Share-based compensation	236	2,722	324	3,441
	$387	$2,913	$810	$4,037

Certain officers are entitled to payment upon a change of control in accordance with their employment agreements. Share-based compensation represents the fair value of stock options granted to directors and officers during the year.

12.	SEGMENTED INFORMATION

The Company operates as a single operating segment focused on exploration and development in the United States. Although general and administrative expenses are incurred across multiple legal entities, the chief operating decision maker (“CODM”), the Company’s board of directors, evaluates performance and allocates resources on a consolidated basis. The accounting policies used to measure the profit and loss of the segment are the same as those described in the summary of significant accounting policies. The measure of segment assets is reported on the consolidated balance sheet as total assets.

13.	COMMITMENTS

To acquire certain mineral property interests as per Note 4, the Company must make optional acquisition expenditures to satisfy the terms of existing option agreements, failing which the rights to such mineral properties will revert to the property vendors.

14.	FINANCIAL INSTRUMENT RISKS

The board of directors has overall responsibility for establishing and oversight of the Company’s risk management framework. The Company examines the various financial instrument risks to which it is exposed and assesses the impact and likelihood of those risks. Financial instruments consist of cash and cash equivalents, investment other, accounts payable, accrued liabilities, lease liabilities, Nuton LLC earn-in liability, convertible debentures, derivative liabilities.

Financial instruments recorded at fair value on the consolidated statements of financial position are classified using a fair value hierarchy that reflects the significance of the inputs used in making the measurements. The three levels of the fair value hierarchy are:

●	Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities.
●	Level 2 – Inputs other than quoted prices that are observable for the asset or liability either directly or indirectly; and
●	Level 3 – Inputs that are not based on observable market data.

23 | P a g e

Lion Copper Corp. (formerly Lion Copper and Gold Corp.)

Notes to the Condensed Interim Consolidated Financial Statements

For the three and nine months ended September 30, 2026 and 2025

(Unaudited - In thousands of U.S. Dollars except for shares and per share amounts)

The Company’s activities expose it to financial risks of varying degrees of significance, which could affect its ability to achieve its strategic objectives for growth and stockholder returns. The principal financial risks to which the Company is exposed are liquidity risk, currency risk, interest rate risk, credit risk and commodity price risk. The Board of Directors has overall responsibility for the establishment and oversight of the Company’s risk management framework and reviews the Company’s policies on an ongoing basis.

The carrying values of cash, accounts payable, accrued liabilities, convertible debentures, and Nuton LLC earn in liability approximate their fair values because of their immediate or short term to maturity and are recorded at amortized cost.

The Company’s investment other is categorized as Level 3 in the fair value hierarchy.

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

Foreign exchange risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in foreign exchange rates. The Company operates in the United States and Canada; and is exposed to currency risk from transactions denominated in CAD. Currently, the Company does not have any foreign exchange hedge programs and manages its operational CAD requirements through spot purchases in the foreign exchange markets. Based on CAD financial assets and liabilities’ magnitude, the Company does not have material sensitivity to CAD to USD exchange rates.

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

24 | P a g e

Lion Copper Corp. (formerly Lion Copper and Gold Corp.)

Notes to the Condensed Interim Consolidated Financial Statements

For the three and nine months ended September 30, 2026 and 2025

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

15.	SUBSEQUENT EVENTS

a)	The Company restructured its convertible debentures, resulting in all accrued interest being payable as at November 6, 2026, and the maturity date of the restructured Debentures being extended to May 6, 2027. Interest on the restructured Debentures will remain payable in cash or common shares of the Company, as determined by the Company, as at the extended maturity date.

As consideration for the agreement of the Debenture holders to the restructuring, the Company will issue an aggregate of 518,135 common share purchase warrants to the holders of the Debentures. Each Warrant will entitle the holder thereof to purchase one common share of the Company at an exercise price of $4.17 per Share until November 6, 2031.

b)	On October 21, 2026, 11,111 common shares were issued pursuant to the exercise of 11,111 stock options at CAD$2.43.

c)	On October 30, 2026, 2,069 common shares were issued pursuant to a service agreement with Odeon Capital.

d)	On November 2, 2026, the Company paid US$324 in accrued interest to the Debenture holders, settling all interest at 12% per annum through the original maturity date of November 6, 2026, as required under the Debenture Amendments.

e)	On November 9, 2026, the Company granted 39,777 stock options to two employees under its stock option plan, exercisable at $4.32 per share for five years; 21,259 options vested immediately and the remaining 18,518 vest on the achievement of permitting milestones for the Yerington Copper Project.

25 | P a g e

Lion Copper Corp. (formerly Lion Copper and Gold Corp.)

Management’s Discussion and Analysis

For the three and nine months ended September 30, 2026

Dated: November 9, 2026

(In thousands of U.S. dollars except for shares and per share amounts)

This Management’s Discussion and Analysis (“MD&A”) of Lion Copper Corp. and its subsidiaries (collectively, “Lion Copper” or the “Company”), dated November 9, 2026, should be read in conjunction with the condensed interim consolidated financial statements for the three and nine months ended September 30, 2026 and the audited consolidated financial statements for the year ended December 31, 2025, and related notes thereto which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

Additional information about the Company, including the Company’s press releases, quarterly and annual reports is available through the Company’s filings with the regulatory authorities in Canada at www.sedarplus.com or the United States Securities Exchange Commission (“SEC”) at www.sec.gov/edgar. Information about mineral resources, as well as risks associated with investing in the Company’s securities is also contained in the Company’s most recently filed Form 10-K.

John Banning, Chief Executive officer, of the Company, is a Qualified Person (“QP”) under National Instrument 43-101 - Standards of Disclosure for Mineral Projects (“NI 43-101”), and has approved the scientific and technical information in this MD&A.

about Lion Copper

Lion Copper was incorporated in British Columbia, Canada, on May 11, 1993, and its common shares are listed on NASDAQ and the Canadian Securities Exchange (“CSE”) under the symbol “LCU”

On June 29, 2026, the Company announced that it had submitted an initial application to list its common shares on the Nasdaq Capital Market. The Nasdaq Listing (the “Listing”) is intended to support the Company’s long-term capital market strategy by increasing its visibility among U.S. investors and enhancing trading liquidity. Approval of the Listing was announced on October 12, 2026 and the Company started trading on Nasdaq on October 19, 2026. The Company changed its name from Lion Copper and Gold Corp. to Lion Copper Corp. effective September 11, 2026. On September 14, 2026, the Company announced the name change and completed the consolidation of its issued and outstanding common shares on the basis of twenty-seven (27) pre-consolidation common shares for one (1) post-consolidation common share.

The Company’s Articles were amended on August 12, 2026 to provide that the quorum for a meeting of shareholders is two or more persons who are, or represent by proxy, shareholders holding in aggregate at least 33⅓% of the issued shares entitled to vote, subject to the special rights and restrictions attached to any class or series of shares. The Articles were further amended on September 11, 2026 to reflect the name change.

NuTON EARn-In AGREEMENT

In March 2022, Lion Copper entered into an Option to Earn-In Agreement with Rio Tinto America Inc., acting through its wholly-owned subsidiary Nuton LLC (Nuton), covering the Company’s Mason Valley copper assets in Nevada, including the historic Yerington Mine, the MacArthur Project, the Wassuk property, the Bear deposit, and associated water rights. The agreement contemplated staged funding to advance technical studies while giving Nuton the opportunity to earn a minimum 65% interest in the project.

Following the successful completion of the initial work stages and Nuton’s election to proceed to the next phase in November 2025, the parties entered into a new Stage 3 Earn-In Agreement dated December 19, 2025. This replaced the 2022 option arrangement and marked Nuton’s exercise of its right to earn into the project.

Under the agreement, Nuton committed to fund up to US$31 million to advance the Yerington Copper Project through a Definitive Feasibility Study, permitting engineering, environmental, and other technical work. In return, Nuton has the opportunity to earn an initial interest of at least 65% in the project upon satisfying the earn-in conditions. Lion Copper continues to manage and operate the project during the earn-in period while Nuton provides funding and technical support.

Nuton funding continues to support advancement of the project while reducing the need for significant direct funding by the Company.

The Company expects to continue advancing feasibility study (“FS”) and permitting activities throughout 2026. As of the date of this MD&A, the Company remains on track to complete the FS during the first half of 2027 and intends to provide updates as material developments occur.

Upon the earlier of completion of the FS or payment by Nuton of the Total Funding Amount under the agreement, Nuton and Singatse Peak Services LLC (“SPS”), the Company’s subsidiary and the operator under the agreement, have 90 days to determine whether to form a limited liability company to hold the applicable project assets. If both parties elect to form that company, Nuton will hold an initial interest of at least 65%, subject to the agreement. If Nuton elects to form the company but SPS does not, Nuton may require its formation and purchase SPS’s interest at fair market value using the agreed valuation formula. If Nuton elects not to form the company, SPS retains the project assets and grants Nuton a 1.5% net smelter returns royalty on the mining claims included in those assets. During the quarter, Nuton and the Company agreed to extend the deadline for agreeing the project valuation formula under Section 2.3(b)(i) from September 30, 2026 to December 11, 2026. The amendment otherwise leaves the agreement in effect.

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

The Yerington Copper Project includes the Yerington deposit, Vat Leach Tailings (“VLT”) stockpile, and the MacArthur deposit.

During the nine months ended September 30, 2026, the Company commenced execution of Stage 3 as defined in the earn-in Agreement, focused on advancing the DFS and supporting permitting efforts.

The Company has appointed Samuel Engineering, Inc. (“Samuel”) as lead consultant for the Definitive Feasibility Study (“DFS”) of its flagship Yerington Copper Project in Nevada, USA and NEXUS Environmental Consultants Inc. (“NEXUS”) as lead consultant for permitting. In the first quarter of 2026 Lion hosted a multi-day DFS and permitting workshop at the Yerington project site, bringing together all core members of the study team. During the reporting period, advancement of the DFS remained a key strategic priority. Engineering, environmental, permitting and technical studies continued to advance and de-risk the project. As engineering advances, many major project infrastructure components have now entered the third-party bidding process. The Company expects the results of the bidding process to further inform and refine the capital cost estimates being developed as part of the Definitive Feasibility Study. In addition, the Company held initial coordination meetings with the Bureau of Land Management (BLM), the lead federal agency, to discuss the potential inclusion of the Yerington Copper Project as a FAST-41 Transparency Project, and with the Nevada Division of Environmental Protection (NDEP) to coordinate permitting at the state level. The Company continues to engage actively with both agencies as the project advances through the applicable permitting process. There can be no assurance that the project will be designated as a FAST-41 Transparency Project or posted to the Federal Permitting Dashboard.

Multiple drilling campaigns were undertaken to de-risk and optimize project design. Infill drilling commenced in February 2026 to upgrade the mineral resource of the VLT and was completed in May 2026, totaling 2,575 ft in 23 drill holes. Additionally, piezometer and geotechnical drilling was completed within the Yerington pit area. This drilling started in March 2026 and was completed in June 2026, totaling 13,026 ft in 14 drill holes. Geotechnical drilling was also undertaken within the MacArthur pit area, totaling 2,052 ft in four drill holes. These drilling programs are designed to advance the understanding of groundwater conditions, optimize pit slope design and stability analysis, and advance environmental and permitting workstreams.

Nuton continues to advance sulfide metallurgical study programs.

The Company expanded its land position through the acquisition of additional properties. The acquisition is consistent with the Company’s strategy of consolidating prospective ground within the project area.

Bear Deposit

The Bear Deposit is contiguous with the Company’s Yerington Copper Project in Lyon County, Nevada. On August 4, 2026, the Company announced its maiden Mineral Resource Estimate for the Bear Deposit, comprising Indicated Mineral Resources of 1,064 million tonnes grading 0.29% Cu, containing 6.71 billion pounds of copper, and Inferred Mineral Resources of 1,770 million tonnes grading 0.22% Cu, containing 8.77 billion pounds of copper. The supporting technical report, titled “NI 43-101 Technical Report of the Bear Deposit” with a published date of September 14,2026, was prepared in accordance with National Instrument 43-101 – Standards of Disclosure for Mineral Projects (“NI 43-101”) and filed under the Company’s profile on SEDAR+ on September 14, 2026. Readers are referred to the technical report for further details, including the key assumptions, parameters and methods used to estimate the Mineral Resources.

During the nine months ended September 30, 2026, consistent with its strategy of consolidating strategic property interests, the Company completed the acquisition of approximately 183 acres of land.

Qualified Person

The geological information contained in the Bear Deposit section of this MD&A has been reviewed and approved by Todd Bonsall, MMSA QP, an employee of Lion and a Qualified Person as defined in NI 43-101.

Results of operations

For the nine months ended September 30, 2026, the Company reported net loss of $10,197, primarily driven by non-cash $9,069 loss in investment of Falcon Copper Corp. (“FCC”), 2,542 dilution gain on investments, and $2,677 fair value loss on derivative liabilities.

Following the deconsolidation of FCC effective December 31, 2025, FCC’s operating expenses are no longer included in the Company’s consolidated financial statements. As a result, the current financial results are not directly comparable to those of the same period last year. Accordingly, the decrease in the current period operating expenses primarily reflects the accounting impact of the deconsolidation and related changes in presentation, rather than a reduction in the underlying operating costs of the Company.

Operating expenses includes personnel, professional fees and share-based compensation, as well as exploration and evaluation expenditures related to the Yerington Copper Project.

As an exploration and development company with no operating revenues, the Company’s financial results continue to be influenced by non-cash items, such as share-based compensation as well as financing and investing activities.

(in thousands of U.S. dollars except for share and per share amounts)	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Expenses

Exploration and evaluation	$2,587	$1,033	$7,665	$3,183
General and administration	822	2,879	2,499	5,672
Share-based compensation	488	3,583	576	4,840
Nuton LLC earn in liability	(3,471)	(1,474)	(10,233)	(5,627)
Other expenses (income)	(707)	298	9,690	2,251
Net income (loss) and comprehensive income (loss)	281	(6,319)	(10,197)	(10,319)
Income (Loss) and comprehensive income (loss) attributable to:
Lion Copper Corp.	281	(3,600)	(10,197)	(6,490)
Non-controlling interest	-	(2,719)	-	(3,829)
Earnings (loss) per share, basic	$0.02	$(0.24)	$(0.65)	$(0.43)
Earnings (loss) per share, diluted	$0.01	$(0.24)	$(0.65)	$(0.43)
Weighted average number of common shares outstanding - basic	15,973,369	15,276,888	15,778,991	15,242,420
Weighted average number of common shares outstanding - diluted	21,058,526	15,276,888	15,778,991	15,242,420

Summary of quarterly results

(in thousands except for per share amounts)	Q3’26	Q2’26	Q1’26	Q4’25	Q3’25	Q2’25	Q1’25	Q4’24
Exploration expenditures	$(2,587)	$(4,144)	$(934)	$(849)	$(1,033)	$(987)	$(1,163)	$(1,603)
General administration	(822)	(798)	(879)	(4,374)	(2,887)	(1,399)	(1,406)	(1,122)
	(3,409)	(4,942)	(1,813)	(5,223)	(3,920)	(2,386)	(2,569)	(2,725)
Fair value (loss) gain on derivative liabilities	-	-	(2,677)	(1,851)	261	(1,008)	(774)	39
Foreign exchange gain (loss)	(3)	116	3	(2)	(21)	19	(30)	(28)
Interest and other	(1,832)	(4,175)	(3,664)	(1,254)	(530)	(76)	(72)	387
Gain on deconsolidation	-	-	-	26,381	-	-	-	-
Dilution gain on investments	2,542	-	-	-	-	-	-	-
Share-based compensation	(488)	(81)	(7)	(3,932)	(3,583)	(171)	(1,086)	(734)
	(3,190)	(9,082)	(8,158)	14,119	(7,793)	(3,622)	(4,531)	(3,061)
Nuton LLC funded	3,471	4,997	1,765	583	1,474	1,940	2,213	2,310
Net loss for period	281	(4,085)	(6,393)	14,702	(6,319)	(1,682)	(2,318)	(751)
Loss per share	$(0.14)	$(0.01)	$(0.02)	$0.05	$(0.01)	$(0.00)	$(0.00)	$(0.00)

Liquidity and Capital Resources

The Company has not earned any revenue. Its operations have been dependent mainly on the Nuton LLC funding in the last few years without diluting shareholders’ value.

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

In January 2026, the Company also received $557 cash dividend from Falcon Butte Minerals Corp. in connection with giving up the Company’s economic interest in Falcon Butte Minerals in December 2025.

Cash on hand is approximately $19,100 as of November 9, 2026.

The following table summarizes the Company’s cash flow for the nine months ended September 30, 2026, and 2025:

	2026	2025
Cash provided (used) by operating activities	$17,623	$(9,041)
Cash used in investing activities	(39)	(225)
Cash provided by financing activities	1,213	8,314
Increase (decrease) in cash and cash equivalents	18,797	(952)
Cash and cash equivalents, beginning of period	2,364	7,999
Cash and cash equivalents, end of period	$21,161	$7,047

Year to date the Company has received aggregate proceeds of $1,213 from the exercise of stock options and warrants.

Management believes that cash, including the Stage 3 funding for project expenditure, is sufficient to support planned FS activities. Subsequent to period end, the Company extended the maturity date of its outstanding debentures from November 2026 to May 6, 2027, and paid all accrued interest to the debenture holders on November 2, 2026. The Company may require additional financing to repay the debentures at the extended maturity date and to advance corporate initiatives.

(in thousands)	September 30, 2026	December 31, 2025
Financial Position
Cash	$21,161	$2,364
Investments	11,879	18,548
Mineral properties	7,986	7,986
Other assets	129	570
Total assets	$41,155	$29,468
Total Liabilities	$19,836	$6,082
Total equity	$21,319	$23,386
Working capital (deficiency)	$1,410	$(3,157)

transactions with Related Parties

The Company’s related parties include its directors and officers whose remuneration was as follows, subject to change of control provisions for officers:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Salaries and bonuses	$151	$191	$441	$596
Director fees	-	-	45	-
Share-based compensation	236	2,722	324	3,441
	$387	$2,913	$810	$4,037

These transactions have occurred in the normal course of the business and are measured at the equivalent amount of the services rendered.

Outstanding Share Information

As of the date of this MD&A, the Company has:

●	15,990,627 common shares;
●	2,863,520 stock options, exercisable at prices ranging from CAD 1.890 to $4.32, with expiration dates between October 21, 2026 and November 9, 2031; and
●	296,296 performance options, exercisable at prices ranging from $2.16 to $4.32, with expiration dates between April 5, 2030 and November 9, 2031; and
●	4,595,835 warrants exercisable ranging from $1.512 - $4.170 expiring from March 8, 2029 through November 6, 2031.

Off - Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements as of this MD&A date.

Proposed Transactions

The Company is exploring potential strategic initiatives to support growth and operations. These initiatives are at an early stage, and no decisions have been made.

Forward-Looking Statements

This MD&A contains forward-looking statements within the meaning of applicable United States and Canadian securities laws, including the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are often identified by words such as “believe”, “anticipate”, “expect”, “estimate”, “may”, “plan”, “potential”, “will”, “should” or similar expressions.

These forward-looking statements include, but are not limited to, statements regarding the economic projections, development potential, and anticipated outcomes described in our 2025 pre-feasibility study for the Yerington Copper Project, as well as statements regarding our future operations, objectives, expectations, and financial performance. These statements reflect management’s current expectations, estimates, assumptions, and beliefs as of the date of this MD&A regarding future events and results.

Forward-looking statements are subject to several known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those expressed or implied by such statements. These risks include, among others, uncertainties related to mineral resource and mineral reserve estimates; assumptions underlying our pre-feasibility study; the availability of financing; reliance on third-party partners; permitting and regulatory approvals; environmental, technical and operational risks; and general economic and market conditions. For a more detailed discussion of these risks, see Item 1A – Risk Factors in our most recent Annual Report on Form 10-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, the Company is not required to provide the disclosures required by this item.

This is consistent with the smaller reporting company designation on the cover and Item 305(e) of Regulation S-K.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of September 30, 2026, the Company’s management, with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2026.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As a smaller reporting company, the Company is not required to provide the disclosure required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

[None.]

Item 3. Defaults Upon Senior Securities

[None.]

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Nuton Earn-In Agreement, First Amendment

The information concerning the First Amendment to the Nuton Earn-In Agreement described under “Nuton Earn-In Agreement” in Part I, Item 2 of this Quarterly Report is incorporated herein by reference. The First Amendment is filed as Exhibit 10.2 to this Quarterly Report.

Director and Officer Trading Arrangements

[During Q3 2026, no director or officer adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during Q3.]

Item 6. Exhibits

3.1	Articles dated September 11, 2026, Certificate of Change of Name dated September 11, 2026, and certified Notice of Articles dated October 8, 2026.
10.1	Earn-In Agreement dated December 19, 2025 among Nuton LLC, Lion Copper & Gold Corp. and Singatse Peak Services, LLC. Incorporate by reference to Exhibit 10.1 to Lion’s Q2 10-Q, filed August 10, 2026.
10.2	First Amendment to the Earn-In Agreement, dated September 25, 2026, extending the valuation-methodology deadline to December 11, 2026.
10.3	2026 Stock and Incentive Plan. Incorporate by reference to Exhibit 4.1 to Lion’s S-8, filed October 6, 2026.
23.1	Consent of AGP Mining Consultants Inc. for the Bear technical report summary.
23.2	Consent of Samuel Engineering, Inc. for the Bear technical report summary.
31.1	Section 302 certification of John Banning, Principal Executive Officer.
31.2	Section 302 certification of Maria Milagros Paredes, Principal Financial Officer.
32.1	Section 906 certification of John Banning, Principal Executive Officer.
32.2	Section 906 certification of Maria Milagros Paredes, Principal Financial Officer.
96.1	Bear Project Technical Report Summary prepared by AGP Mining Consultants Inc. and Samuel Engineering, Inc.

101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Calculation Linkbase.
101.DEF	Definition Linkbase.
101.LAB	Label Linkbase.
101.PRE	Presentation Linkbase.
104	Cover Page Interactive Data File.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 10, 2026

LION COPPER CORP.
(Registrant)

By:	/s/ John Banning
John Banning
Principal Executive Officer

By:	/s/ Maria Milagros Paredes
Maria Milagros Paredes
Principal Financial Officer